Form 10-Q
period 1995-03-31
PHARMACEUTICAL FORMULATIONS INC
filed 1995-05-11
CIK 353827

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  10549
(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended:          March 31, 1995
                                     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the Transition Period
     From _______________ to ________________

     Commission File Number 0-11274


                   PHARMACEUTICAL FORMULATIONS, INC.
          (Exact name of registrant as specified in its charter)

Delaware                                              22-2367644
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)              Identification No.)

460 Plainfield Avenue, Edison, NJ                          08818
(Address of principal executive offices)              (Zip code)

(Registrant's telephone number, including area code)
                                                 (908) 985-7100

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ]   No

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12, 13 or 15(d) of the
Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes  [ ]   No

                 APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of common stock, $.08 par value, as of May 1, 1995 was 29,042,146.

PART I.  FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                     CONSOLIDATED BALANCE SHEETS

                                                      March 31,         June 30,
                                                        1995               1994
                           ASSETS                    (Unaudited)         (Note 1)

CURRENT ASSETS
  Cash                                               $    570,000    $   1,212,000
  Accounts receivable - net of allowance for doubtful
    accounts of $226,000 and $188,000                     7,392,000      7,494,000
  Inventories                                            13,529,000     11,259,000
  Prepaid expenses and other current assets                 931,000        822,000
  Deferred tax asset                                      1,000,000        400,000
   Total current assets                                  23,422,000     21,187,000

PROPERTY, PLANT AND EQUIPMENT
  Net of accumulated depreciation and amortization of
   $10,499,000 and $9,503,000                            14,294,000     12,190,000

OTHER ASSETS
  Deferred financing costs                                  108,000        155,000
  Restricted cash                                                          125,000
  Other assets                                              334,000         88,000
                                                        $38,158,000    $33,745,000

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                     $   507,000     $  507,000
  Current portion of capital lease obligations            1,614,000      1,441,000
  Accounts payable                                        8,529,000      8,078,000
  Accrued expenses                                          985,000        705,000
  Income taxes payable                                      215,000         80,000
   Total current liabilities                             11,850,000     10,811,000

LONG TERM DEBT                                           16,553,000     15,276,000

LONG TERM CAPITAL LEASE OBLIGATIONS                       9,154,000      8,934,000

DEFERRED GAIN ON SALE/LEASEBACK                             492,000        529,000

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - par value $.08 per share
   Authorized - 40,000,000 shares
   Issued and outstanding - 28,920,419 and
     28,870,395 shares                                    2,315,000       2,311,000
  Capital in excess of par value                         37,040,000      37,023,000
  Accumulated deficit                                   (39,246,000)   ( 41,139,000)
   Total stockholders' equity (deficit)                     109,000    (  1,805,000)
                                                        $38,158,000     $33,745,000

See accompanying notes to consolidated financial statements.


                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                                    Nine Months Ended            Three Months Ended
                                        March 31,                        March 31,
                                 1995              1994           1995              1994
REVENUES
  Net sales                  $45,796,000        $42,168,000     $13,689,000      $14,310,000

COST AND EXPENSES
  Cost of goods sold          35,044,000         32,410,000      10,711,000       10,804,000
  Selling, general and
     administrative            4,929,000          3,932,000       1,695,000        1,469,000
  Research and
     development               1,095,000            374,000         347,000          132,000
                              41,068,000         36,716,000      12,753,000       12,405,000

PROFIT FROM OPERATIONS         4,728,000          5,452,000         936,000        1,905,000
OTHER INCOME (EXPENSE)
  Interest expense           ( 2,864,000)       ( 2,838,000)    (   965,000)      (1,030,000)
  Other                           89,000             99,000          54,000           99,000
                             ( 2,775,000)       ( 2,739,000)    (   911,000)       ( 931,000)

INCOME BEFORE INCOME
  TAXES                        1,953,000          2,713,000          25,000          974,000

INCOME TAXES (BENEFIT)            60,000            807,000     (   300,000)         307,000

NET INCOME                   $ 1,893,000        $ 1,906,000      $  325,000      $   667,000

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                 29,890,000         29,232,000      29,965,000       29,781,000

INCOME PER COMMON AND
  COMMON EQUIVALENT
  SHARE                             $.06               $.07            $.01             $.02

                     See accompanying notes to consolidated financial statements.


               CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                   Nine
                                                                Months Ended
                                                                  March 31,
                                                         1995                 1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $   1,893,000              $   1,906,000
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization of
        property, plant and equipment                  996,000                    797,000
      Amortization of bond discount and
        deferred financing costs                       235,000                    210,000
      Amortization of deferred gain on
        sale/leaseback                             (    37,000)               (    39,000)
      Deferred tax benefit                         (   600,000)               (   125,000)
      Common stock issued for services                  21,000

Changes in current assets and liabilities

(Increase)/decrease in accounts receivable             102,000                ( 1,036,000)
(Increase) in inventories                          ( 2,270,000)               ( 2,626,000)
(Increase) in other current assets                 (   109,000)               (   255,000)
Increase in accounts payable, accrued
  expenses and income taxes payable                    866,000                  2,480,000
Net cash provided from operating
  activities                                         1,097,000                  1,312,000

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in other assets                       (   246,000)               (   824,000)
  (Increase) in property, plant and equipment      ( 1,651,000)               (   916,000)

    Net cash (used in) investing
        activities                                 ( 1,897,000)               ( 1,740,000)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in borrowings under line
      of credit                                      1,440,000                  1,514,000
  Principal payments of capital lease
      obligations                                  ( 1,056,000)               (   803,000)
 Principal repayments of long-term debt            (   351,000)               (   373,000)
 Receipt of restricted cash                            125,000                    125,000
 Issuance of common stock                                                         366,000

    Net cash provided by financing
        activities                                     158,000                    829,000

    Net increase/(decrease) in cash                (   642,000)                   401,000

CASH, beginning of period                            1,212,000                    239,000

CASH, end of period                                $   570,000                $   640,000

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:     Interim Financial Reporting

            The consolidated balance sheet as of June 30, 1994 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes.

            The accompanying financial statements presume that users have read the audited financial statements for the preceding fiscal year. Accordingly, footnotes which would substantially duplicate such disclosure have been omitted except for contingencies.

            The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist solely of normal recurring accruals.

            Certain amounts appearing in the March 31, 1995 financial statements have been reclassified to conform to the prior year presentation. There was no effect on net income due to the reclassification.

            The results of operations for the nine months ended
            March 31, 1995 are not necessarily indicative of the results to be expected for a full year (see
            "Management's Discussion and Analysis of Financial
            Condition and Results of Operations").

Note 2:   Contingencies

          Other than described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his or her capacity as such.

          In or about October 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by an individual seeking monies claimed to be due under an alleged employment agreement. The Company believes that the amount sought, $3,500,000, has been frivolously asserted to harass the Company and that the allegations are completely baseless. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000.

          As a result of plaintiff's poor physical condition, in April 1994, he moved to transfer the matter to the "inactive" trial list which motion has been granted. Accordingly, no further action will be taken by either party with respect to the matter unless and until plaintiff seeks to restore the matter to the active trial calendar.

          In or about November 1992, an action was instituted against the Company in the Supreme Court of New York, County of New York, by Univest Technologies, alleging that the Company breached its agreement by refusing to furnish Soluble Aspirin to such entity. Plaintiff seeks "consequential damages" of $1,500,000. The Company denies that any such agreement existed and vigorously denies that any monies are owed to plaintiff. The Company moved to dismiss the complaint, which motion was granted with leave to replead. Plaintiff served an amended complaint thereafter and the Company again moved to dismiss the complaint. The Company is awaiting a decision from the court with respect to the Company's second motion.

          If the complaint is not dismissed, the Company intends to assert counterclaims against plaintiff for amounts in excess of the amount sought, on the basis of, among other things, plaintiff's fraud and misrepresentation.

          In or about July 1994, Puritan Quartz, Inc.
          ("Puritan") brought suit against the Company, in the U.S. District Court for the Southern District of New York, alleging breach of (i) the Company's purported contractual obligations to supply Puritan with acetaminophen and ibuprofen for resale to an unaffiliated party; and (ii) related confidentiality obligations. The complaint seeks damages in the aggregate amount of $3,600,000, plus $300,000 for each additional month of continuing breach. The Company denies that it has any liability to Puritan. The Company believes that the clear meaning of the language of the agreement between the parties was that the agreement had a one year term, ending October 26, 1993, prior to the events of the alleged breach, and that such agreement was never extended. Accordingly, in the Company's view, it had no obligation whatsoever to Puritan at the time of the alleged breach. The Company further believes that Puritan's claims as to the aggregate amount of its alleged lost profits are overstated. The Company has answered the complaint and served preliminary discovery demands upon Puritan, which subsequently served an amended complaint on the Company. The Company has made a motion for dismissal of the complaint and is awaiting a decision from the court.

Note 3:   Inventories

                                         March 31, June 30,
     Inventories consist of the         1995           1994
          following:

          Raw materials           $    4,762,000 $    4,216,000
          Work in process                525,000        364,000
          Finished goods               8,242,000      6,679,000
                                    $ 13,529,000   $ 11,259,000

Note 4:   Dividends

     No dividends were declared during any period presented.

Note 5:   Earnings per Share

     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the dilutive effect of unissued shares under options, warrants and, in the case of fully-diluted earnings per share, convertible debentures, computed using the treasury stock method with the average stock prices for primary basis and the higher of average or period-end stock prices for fully-diluted basis. Fully-diluted earnings per share are not presented since the amounts are substantially the same as primary earnings per share.

Note 6:   Related Party Transactions

     The following transactions with ICC Industries Inc.
     ("ICC"), an affiliated company, are reflected in the consolidated financial statements for the nine months ended
     March 31, 1995 and 1994:

                                        1995             1994
Sales to ICC                         $        -     $ 7,501,000

Inventory purchases from ICC          1,019,000      10,908,000
Interest expense                        444,000         665,000
Accounts payable to ICC                 256,000       2,752,000
Equipment lease obligations due ICC   3,910,000       2,629,000

Note 7:     Deferred Tax Asset

    There was a reduction in the valuation allowance with a corresponding increase in the deferred tax asset in the nine months ended March 31, 1995 and 1994 of $600,000 and $100,000, respectively, resulting from a change in management's estimate of the utilization of temporary differences caused primarily by the Company's improved operating results.

Note 8:   Long-Term Operating Lease

     On March 28, 1995, the Company entered into a long-term lease for a building located adjacent to the Company's present manufacturing facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319,200 per annum for the first five years and $342,000 for the balance of the initial ten year term.

    ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

All sales revenues generated during the nine months ended March 31, 1995 were attributed to the Company's subsidiary, Private Formulations, Inc. ("PFI"). Revenues for the nine months ended March 31, 1995 were $45,796,000 compared to $42,168,000 in the comparable period in the prior fiscal year. The increase in revenues of $3,628,000 or 9% is the result of increased sales of existing products to current customers, new customers and line extensions (more diverse packaging of existing products). The Company also manufactures branded products for other pharmaceutical companies, although sales of such products do not presently represent a material portion of the Company's sales. Two customers represent approximately 42% of the Company's sales for the nine months ended March 31, 1995. These two customers are Revco D.S., Inc. ("Revco") and Walgreen Company ("Walgreen"). Sales to Revco amounted to $12,338,000 for the nine months ended March 31, 1995 or 27% of total sales compared to $7,366,000 or 17% of total sales in the comparable period in the prior fiscal year. Sales to Walgreen amounted to $6,703,000 or 15% of total sales for the nine months ended March 31, 1995 compared to $6,496,000 or 15% of total sales in the comparable period in the prior fiscal year. The increase in sales for these two customers as well as increases in other customers was offset somewhat by a decrease in sales in the Company's bulk manufacturing business.

Sales for the three months ended March 31, 1995 were $13,689,000 compared to $14,310,000 in the comparable period in the prior fiscal year. The decrease of $621,000 resulted from an earlier than anticipated end for the cough-cold season as well as a reduction in sales in the Company's bulk and contract manufacturing business. A reduction in bulk and contract manufacturing business, which traditionally has higher margins, was partially offset by additional sales of the private label business which has relatively lower margins.

Cost of sales as a percentage of sales was 77% for the nine months ended March 31, 1995 which approximates the percentage in the comparable period in the prior fiscal year. Cost of sales as a percentage of sales increased by 3% in the three months ended March 31, 1995 due to the reduction in contract and bulk manufacturing business and increased selling price pressures in the market place.

Selling, general and administrative expenses were $4,929,000 for the nine months ended March 31, 1995 compared to $3,932,000 in the comparable period in the prior fiscal year. The increase of $997,000 is due to increased marketing costs as a result of efforts to continually expand the customer and product base and increases in administrative costs (salaries, legal, insurance, etc.) to support the higher sales volume.

Research and development costs were $1,095,000 for the nine months ended March 31, 1995 compared to $374,000 in the comparable period in the prior fiscal year. The increase of $721,000 is due to the Company's continued commitment to research and development to provide for new products to fund the Company's future growth.

Selling, general and administrative expenses increased by $226,000 for the three months ended March 31, 1995 and research and development costs increased by $215,000 due to the reasons stated above.

Interest and other expenses were $2,775,000 for the nine months ended March 31, 1995 compared to $2,739,000 in the comparable period in the prior fiscal year. Interest and other expenses decreased by $20,000 in the three months ended March 31, 1995.

Income tax expense was $60,000 for the nine months ended March 31, 1995 compared to $807,000 in the comparable period in the prior fiscal year. The decrease in income tax expense of $747,000 is the result of a lower amount of income before income taxes and an increase in the deferred tax asset of $600,000 for the nine months ended March 31, 1995 compared to $125,000 in the comparable period in the prior fiscal year.

As stated above, revenues increased by $3,628,000 for the nine months ended March 31, 1995 as compared to the corresponding period in the prior fiscal year. However, if the Company's bulk and contract manufacturing business continues to decline, revenues for the final quarter of the current fiscal year may fall below the amount of revenues in the comparable period of the prior fiscal year, and it is possible that the final quarter may not be profitable.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had working capital of $11,572,000 compared to $10,376,000 at June 30, 1994. The increase of $1,196,000 is due to the net income for the nine months ended March 31, 1995 and increased long-term borrowing to fund the increased sales volume.

Inventory increased from $11,259,000 at June 30, 1994 to
$13,529,000 at March 31, 1995. The increase is a result of an increase in the Company's private label (store brand) sales which requires a larger inventory than the bulk manufacturing or contract manufacturing business.

The Company entered into new capital lease obligations with ICC for a total value of $1,449,000. Payments on capital leases were $1,056,000 for the nine months ended March 31, 1995. Payments on long-term debt totaled $351,000 for the nine months ended March 31, 1995.

Capital expenditures were $3,100,000 for the nine months ended March 31, 1995. The capital expenditures have increased the Company's operating capacity and increased efficiencies (lower unit costs). The Company believes that other significant capital expenditures, if any, will be financed through capital leases, although there can be no assurance thereof.

Stockholder's equity has increased by $1,914,000 from a capital deficit of $1,805,000 to positive equity of $109,000 at March
31, 1995. The increase was primarily due to the net income generated for the nine months ended March 31, 1995.

The Company believes its working capital needs will be satisfied by funds generated from operations at least through March 31, 1996. Significant capital expenditures, however, will require additional financing through capital leases or other sources. While the Company has, in the past, had no difficulty obtaining capital leases for machinery, there can be no assurance the Company will obtain the additional financing necessary for other significant capital expenditures.

                       PART II.  OTHER INFORMATION



Item 1:   Legal Proceedings

          See Note 2 to the Company's Notes to Consolidated
          Financial Statements.


Item 2:   Changes in Securities

          None.


Item 3:   Defaults upon Senior Securities

          None.


Item 4:   Submission of Matters to a Vote of Securities Holders

          None.


Item 5:   Other Information

          None.


Item 6:   Exhibits and Reports on Form 8-K

          (a). Exhibits.

          None.

          (b). Reports on Form 8-K

          None.

                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PHARMACEUTICAL FORMULATIONS, INC.
                               (REGISTRANT)




Date:     May 9, 1995         By:  /s/ Max A. Tesler
                                   Max A. Tesler,
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:     May 9, 1995        By:  /s/ Anthony Cantaffa
                                  Anthony Cantaffa
                                  Chief Operating and Financial
                                  Officer (Principal Financial
                                  Officer)