Form 10-K
period 1995-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 1995-09-28
CIK 353827

SECURITIES AND EXCHANGE COMMISSION


                           FORM 10-K
(Mark One)

[x]      Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended June 30, 1995 or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______ to _______

Commission File Number 0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware
                                               22-2367644
(State or other jurisdiction of
                                         (I.R.S. Employer
incorporation or organization)
                                      Identification No.)

460 Plainfield Avenue, Edison, NJ
                                                    08818
(Address of principal executive offices)
                                               (Zip Code)

Registrant's telephone number, including area code:
                             (908) 985-7100

Securities registered pursuant to Section 12(b) of the Act:
                                                     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.08 par value, and Common Stock Purchase Warrants
(Title of Class)

                   Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

                   Indicate by check mark if disclosure of
delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                   The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on September 1, 1995 was approximately
$3,342,000.

                   As of September 1, 1995, there were
29,324,924 shares of Common Stock, par value $.08 per share, outstanding.

                   Certain exhibits listed in Item 14 of Part IV have been incorporated by reference.

PART I
Item 1.    Business

     Introduction

                   Pharmaceutical Formulations, Inc. (the
"Company" or "PFI"), a Delaware corporation, is primarily engaged in the manufacture and distribution of over 100 nonprescription ("over-the-counter" or "OTC") solid dosage pharmaceutical products in tablet, caplet and capsule form (collectively, "Generic OTC Products"), which are sold under its customers' store brands or other private labels. These private-label products account for substantially all of the Company's revenues. The Company also manufactures products for national brand companies, although sales of such products do not presently represent a material portion of the Company's sales. To a limited extent, the Company also sells Generic OTC Products under its own trade name, Health+Cross*, which sales account for less than 1% of the Company's total revenues. The Company believes that the therapeutic benefits of its Generic OTC Products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which the Company's products are patterned are identical to those of the Company's products. The Company is subject to regulation by the US Food and Drug Administration ("FDA"). The Company also engages in a research and development program which seeks to develop and gain regulatory approval of products which are anticipated to be converted from prescription to OTC drug status. In addition, in the past the Company has undertaken development efforts with respect to other products, but currently does not market such products. The Company's largest customers include Revco D.S. Inc. ("Revco") and Walgreen Company ("Walgreen").

                   Prior to June 30, 1995, the Company operated through its then-wholly-owned subsidiary, Private Formulations, Inc., an Ohio corporation. Such subsidiary was merged into PFI on June 30, 1995.

                    ICC Option Agreement and Change of Control; Other Relationships with ICC

                   In September 1991, the Company entered into an option agreement with ICC Industries Inc. ("ICC") (as subsequently amended, the "ICC Option Agreement"). ICC is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products which had 1994 sales of approximately $880 million. ICC and its subsidiaries have offices in key business centers around the world and owns numerous manufacturing plants. The ICC Option Agreement provided for the grant of a series of three options and related preemptive rights to acquire a total of approximately 66% of the shares of the Company's Common
Stock outstanding after the exercise of all options owned by ICC and certain other outstanding options, warrants, convertible rights and other rights to acquire shares of the Company's Common Stock. As of the date hereof, ICC had exercised all of its options and certain related preemptive rights to purchase an aggregate of 19,559,968 shares of Common Stock, representing 66.7% of the Company's outstanding Common Stock. See "Certain Relationships and Related Transactions."

     Products

         Generic OTC Products

                   Currently, the Company markets more than 100 different types of Generic OTC Products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen and acetaminophen), antacids, cough-cold preparations, antihistamines and laxatives. In each of the fiscal years ended June 30, 1995, 1994 and 1993, sales of ibuprofen accounted for 46%, 46%, and 48% respectively, of the Company's total revenues, and sales of acetaminophen products accounted for 14%, 18%, and 18% respectively, of the Company's total revenues. "Generic" pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and the Company believes, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. The Company manufactures Generic OTC Products which it believes are chemically and therapeutically equivalent to such brand name products as AnacinR, TylenolR, BufferinR, EcotrinR, MotrinR, AdvilR, ExcedrinR, SominexR, MaaloxR, SudafedR, ComtrexR, SinutabR, DristanR, DimetappR, DexatrimR, DramamineR, ActifedR, BenadrylR, AllerestR, and MetamucilR, among others.

         Soluble Aspirin

                   In 1983, the Company acquired the exclusive manufacturing and marketing rights in the United States and Canada to an oral stabilized soluble sodium aspirin ("Soluble Aspirin") patent in powder form and in 1985, acquired the worldwide rights thereto (with the exception of South America). In 1987, the Company obtained a patent for the Soluble Aspirin in tablet form. In addition, the Company owns certain foreign Soluble Aspirin patents. The Company believes that Soluble Aspirin is not a new drug product requiring the Company to file a new drug application prior to sale, and the Company believes that, under the FDA's over-the-counter review regulations, it may market Soluble Aspirin at the present time without FDA approval. The FDA has made no determination whether Soluble Aspirin may be marketed without FDA approval, and the Company is not currently engaged in any further development or marketing activities with respect to this product.

         Products in Development

                   In October 1993, the Company entered into an agreement with Farmacon, Inc. ("Farmacon"), the owner of certain proprietary information and technology relating to sucralfate tablets used for the treatment of ulcers, pursuant to which Farmacon and the Company agreed to develop sucralfate tablets. The contract grants the Company certain exclusive manufacturing, marketing and distribution rights with respect to such product in both the ethical and OTC markets. The agreement (which expires ten years after approval by the FDA of distribution of the product subject to certain rights to extend the agreement) provides that the cost of all clinical studies and the cost of obtaining regulatory approval will be borne by Farmacon, while the costs of raw materials and components used to produce clinical batches and to produce the product after regulatory approval will be borne by the Company. The Company has agreed, however, to contribute up to $600,000 (of which $400,000 was contributed in fiscal year 1995) to the development and approval process based on certain benchmarks as defined in the agreement. The parties further agreed that any "product profit" (as defined in the agreement) will be distributed 75% to Farmacon and 25% to the Company. Currently, the parties anticipate the receipt of regulatory approval with respect to the sale of such product in calendar 1996, but there is no assurance that governmental approval of such product will be granted at such time or at all.

     Manufacturing

                   In order to manufacture Generic OTC Products, the Company acquires raw materials from suppliers located in the United States and abroad, including ICC, an affiliate of the Company. During the fiscal year ended June 30, 1995, the Company purchased from ICC $1,219,000 of raw materials.

                   To date, the Company has obtained the raw materials it needs and expects that such raw materials will continue to be readily available in the future. Raw materials delivered to the Company are first placed in quarantine so that samples of each lot can be assayed for purity and potency by a team of trained chemists and technicians employed by the Company. Incoming materials are tested to assure that they are free of objectionable microorganisms and that they meet chemical and physical testing requirements. Throughout the manufacturing process, samples are taken by quality assurance inspectors for quality control testing. The raw materials must meet standards established by the United States Pharmacopoeia, the National Formulary and the FDA, as well as by the Company and its customers.

                   To produce capsules and tablets, the Company utilizes specialized equipment which compresses tablets and fills powder and granules into hard gelatin capsules. At this stage, certain tablets are film or sugar coated to achieve an aesthetically appealing tablet. The customer chooses whether its order of Generic OTC Products will be delivered in bulk containers or in packages. Typically, the Company assists its customers in developing the size, design and graphics of the folding carton, label and container for the products. The package can be automatically placed into shipping containers of the customer's selection.

                   Since January 1992, the Company has entered into various subleases of equipment from companies affiliated with ICC, for which the Company pays such affiliates fixed monthly fees. Such leases have various terms, expiring at different times between 1995 and 2000. Upon expiration of the term of each lease, the Company is entitled to purchase the equipment for a price of $1.00. ICC's affiliates purchased such equipment for approximately $5,848,000. The Company is currently negotiating with ICC with respect to additional capital leases having an aggregate purchase value of $2,000,000. The Company leased manufacturing equipment through ICC in the past because it had been unable to lease such equipment directly on acceptable terms. See "Certain Relationships and Related Transactions."

                   In response to drug tampering problems
affecting the industry generally, the Company has instituted certain tamper-evident features in its packaging operation. A tamper-evident package is one which readily reveals any violation of the packaging or possible contamination of the product. These include a foil inner-seal which is electronically sealed after the capping operation and, for some customers, a neck band or outer safety seal applied to the bottle and cap as an additional tamper-evident feature. In addition, the Company manufactures a banded capsule which contains a heat-sealed band in the center to deter ease of opening and/or closing the capsule product. Although the Company takes steps to make its products tamper-resistant, it believes that no product is "tamper-proof." There can be no assurance that the Company's products will not be tampered with. Any such tampering, even if it occurs in the retail outlets, may have a material adverse effect on the Company. See "Insurance."

     Customers

                   The Company's customers consist of
wholesalers, distributors, retailers, mass-marketers and brand-name pharmaceutical companies. Sales to retail drug and supermarket chains and mass merchandisers accounted for approximately 82%, 66% and 62%, of the Company's sales for the fiscal years ended June 30, 1995, 1994 and 1993, respectively. Bulk sales to wholesalers and distributors accounted for approximately 12%, 28%, and 33% of the Company's sales during the fiscal years ended June 30, 1995, 1994 and 1993.
Sales to brand-name pharmaceutical companies accounted for approximately 5%, 6% and 5% in fiscal years ended June 30, 1995, 1994 and 1993 respectively. All of these sales consisted of products which the Company's customers sell under their own store brand or other labels.

                   Sales to Revco, one of the Company's largest customers, accounted for $14,536,000 (25%), $8,756,000 (16%) and
$9,171,000 (20%) of the Company's revenues for fiscal years ended June 30, 1995, 1994 and 1993, respectively. Sales to Walgreen were $8,373,000 (14%), $8,684,000 (16%) and $7,740,000
(17%) for fiscal 1995, 1994 and 1993, respectively. Sales to ICC were $0, $9,267,000 (17%) and $9,082,000 (20%) for fiscal years ended June 30, 1995, 1994, and 1993 respectively.

     Marketing and Promotion

                   The Company markets its Generic OTC Products to potential customers through sales calls, trade journals and trade shows. A staff of 16 employees works in the sales/customer service department, responsible for sales and promotion of house accounts and servicing all accounts. The Company also has approximately 30 independent brokers and sales representatives which promote and distribute its products.

     Research and Development

                   The Company maintains a staff of six
employees in its product development department, as well as other support staff to assist its customers. The
Company's research and development activities are primarily related to the determination of the formula and specifications of the product desired by a customer, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (i.e. tablet, caplet or capsule) and its packaging. The Company's research and development expenditures in fiscal years 1995, 1994 and 1993 were $1,488,000; $574,000; and $482,000 respectively.

     New Jersey Environmental Cleanup Responsibility Act

                   In 1986, Revco commenced a soil and
groundwater cleanup of the Company's facility, under the New Jersey Industrial Site Recovery Act ("ISRA") in connection with Revco's sale of all of its shares of stock in Private Formulations, Inc. to the Company. Prior to completing the sale, Revco entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection and Energy ("NJDEPE"). The ACO named Revco as the primary party to evaluate and remediate environmental contamination at the facility. Environmental testing by Revco has revealed soil and groundwater contamination, primarily by methylene chloride. Revco posted a financial assurance bond in the amount of $1,000,000 to secure its cleanup obligations under ISRA and the ACO. The terms of the Revco sale to the Company in 1987 included an agreement in which Revco agreed to assume all costs which were attributable to environmental cleanups relating to conditions at the facility existing as of the closing of the sale, necessary to comply with ISRA and the ACO. In August 1989, the Company entered into an ACO with the NJDEPE in connection with the Company's sale and lease-back of the facility. The Company is a guarantor ordered party under the 1989 ACO for completing necessary environmental cleanup work being conducted by the primary responsible party, Revco. In 1990, NJDEPE determined that the soil remediation was complete. In September 1992, the 1989 ACO was amended to include the exercise by ICC of options to purchase a majority of the outstanding shares of the Company's Common Stock. The Company was not required to post a financial assurance bond under the 1989 ACO or the 1992 ACO amendment. In May 1993, NJDEPE approved the Revco groundwater remediation plan, subject to certain conditions, and the financial assurance bond has been reduced from $1,000,000 to $306,000 as specified in the cleanup plan. Although Revco has agreed to be primarily responsible for the entire cost of the cleanup, the Company has guaranteed the cleanup under the terms of the 1989 ACO and the 1992 ACO amendment. In addition, the Company agreed to indemnify the owner of the facility under the terms of the 1989 sale lease-back. If Revco defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, the Company may be required to make payment therefor.

                   In July 1993, the Company received
notification that the NJDEPE has determined that all areas of environmental concern arising from and after September 1991 have been satisfactorily addressed and require no further action on behalf of the Company. NJDEPE issued a "No Further Action" letter in September 1993. This letter, however, related only to the period since September 1991 and specifically does not apply to the matters being addressed by the ACOs with Revco and the Company for periods prior to September 1991.

     Governmental Regulation

                   All pharmaceutical manufacturers are subject to extensive regulation by the Federal government, principally by the FDA, and, to a lesser extent, by state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising and promotion of the Company's drug products. Noncompliance with applicable requirements can result in fines, recall and seizure of products, total or partial suspension of production, and refusal of the government to enter into supply contracts or to approve new drug applications. The Company believes that it is currently in compliance with FDA regulations. However, in anticipation of more stringent and extensive requirements by FDA, the Company has undertaken a major renovation and upgrade of its manufacturing plant. The Company believes that these improvements, scheduled for completion in December 1995 at a cost of approximately $3,000,000, will assure the Company's satisfaction of both present and future FDA regulations and guidelines as well as facilitate the Company's ability to produce state-of-the-art products for its customers.

                   Generic equivalents of many OTC drugs
generally do not require FDA approval prior to sale if a published monograph exists with respect to the particular segment of applicable OTC drugs. The FDA has not made a final determination regarding the new drug status of products under OTC Drug Review and the Company will be required to conform to the final regulations once they become effective. If the final regulations require the Company to expend substantial sums to maintain FDA compliance, the Company could be materially, adversely affected. In the past, the Company's Generic OTC Products (with the exception of ibuprofen) have not required approval of new drug applications ("NDA's") or abbreviated new drug applications ("ANDA's") by the FDA. Rather, the FDA requires that such products be manufactured based upon "current good manufacturing practices," and in compliance with a published monograph. Generic OTC Products which were previously categorized as prescription drugs, typically require ANDA's by the FDA, such as the Company's ibuprofen product, or, at times, may require NDA's. The FDA has approved ANDA's in 200 mg., 300 mg., 400 mg., 600 mg. and 800 mg. dosage strengths for the Company's ibuprofen product (although, at present, the Company sells its ibuprofen products in the 200 mg. strength only). The Company has also obtained FDA approval of certain different colors and shapes for its 200 mg. ibuprofen product. An ANDA is similar to an NDA, except that, unlike an NDA (which requires thorough preclinical and clinical studies to prove a drug's safety and efficacy in addition to the bioavailability and/or bioequivalence studies), complete clinical studies of safety and efficacy are not required for approval of an ANDA. The FDA may, however, require bioavailability and/or bioequivalence studies with respect to the ANDA's utilized by the Company. The term "bioavailability" indicates the rate of absorption and levels of concentration of a drug in the blood stream needed to produce a therapeutic effect. "Bioequivalence" compares one drug product with another and, when established, indicates that the rate and extent of absorption and the levels of concentration of a generic drug in the body are substantially equivalent to those of a previously approved drug.

                   Until recently, drugs which were similar or identical to a drug first marketed before 1962 and which were reviewed for efficacy under the FDA's Drug Efficacy Study Implementation program generally could be approved by submitting an ANDA. Under the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the "Waxman-Hatch" Act), an ANDA may be submitted for a drug on the basis that it is the equivalent of an approved drug, regardless of when such other drug was approved.

                   The Waxman-Hatch Act created new statutory protections for approved brand name drugs. Under the Waxman-Hatch Act, an ANDA for a generic drug may not be made effective until all relevant product and use patents for the equivalent, brand name drug have expired or have been determined to be invalid. Prior to enactment of the Waxman-Hatch Act, the FDA gave no consideration to the patent status of a previously approved drug. Additionally, the Waxman-Hatch Act extends for up to five years the term of a product or use patent covering a drug to compensate the patent holder for the reduction of the effective market life of a patent due to federal regulatory review. With respect to certain drugs not covered by patents, the Waxman-Hatch Act sets specified time periods of two to ten years during which ANDA's for generic drugs cannot become effective or, under certain circumstances, be filed if the equivalent brand name drug was approved after December 31, 1981.

                   Federal and/or state legislation and regulations concerning various aspects of the health care industry are under almost constant review and the Company is unable to predict, at this time, the likelihood of passage of additional legislation, nor can it predict the extent to which it may be affected by legislative and regulatory developments concerning its products and the health care field generally.

     Patents and Trademarks

                   In October 1976, the United States Patent
Office granted Letters Patent for the Soluble Aspirin (in powder form), which the Company obtained from the inventor in 1983. In 1987, the United States Patent Office granted Letters Patent to the Company for Soluble Aspirin in tablet form. The United States patent for Soluble Aspirin in powder form expired on October 12, 1993 and the United States patent for Soluble Aspirin in tablet form expires in the year 2002. In addition, the Company owns several Soluble Aspirin patents in Canada and certain other foreign countries.

                   There can be no assurance that any patents which have been or may be granted will enable the Company to prevent infringement or that competitors will not develop functionally similar systems and devices outside the protection that may be afforded by these patents. In addition, the technologies involved in the Company's products are dynamic and evolving, with substantial emphasis being placed on research and development. Accordingly, future developments in these technologies could render the Company's products obsolete.

                   AllerfedR, Leg EaseR and Health+CrossR are federally registered trademarks owned by the Company. To the extent that the Company's packaging and labeling of its Generic OTC Products may be considered similar to the brand name products to which they are comparable, and to the extent that a court may determine that such similarity may constitute confusion over the source of the product, the Company may be subject to legal actions under state and Federal statutes and case law to enjoin the use of the packaging and for damages.

     Insurance

                   The Company may be subject to product liability claims by persons damaged by the use of its products. The Company maintains product liability insurance for its Generic OTC Products covering up to $10,000,000 in liability. Although there have been no material product liability claims made against the Company to date, there can be no assurance that such coverage will adequately cover any claims which may be made or that such insurance will not significantly increase in cost or become unavailable in the future. The inability of the Company to maintain necessary product liability insurance would significantly restrict its ability to sell any products and could result in a cessation of its business.

     Competition

                   Competition in the pharmaceutical industry is intense. The Company competes not only with numerous manufacturers of generic OTC products, but also with brand name drug manufacturers, most of which are well known to the public. In addition, the Company's products compete with a wide range of products, including well-known name brand products, almost all of which are manufactured or distributed by major pharmaceutical companies. Many of the Company's competitors, including all of the manufacturers and distributors of brand name drugs, have greater financial and other resources than the Company, and are therefore able to expend more effort than the Company in areas such as product development and marketing. The crucial competitive factors are product quality, reliable delivery, customer service, merchandising support and price. Although the Company believes that its present equipment and facilities render its operations competitive as to price and quality, many competitors may have far greater management expertise and physical operations (in addition to financial resources) than those of the Company, which may enable them to perform high quality services at lower prices than the services performed by the Company. Additionally, some of the Company's customers may acquire the same equipment and technology used by the Company and perform for themselves the services which the Company now performs for them.

     Employees

                   As of September 1, 1995, the Company employed 335 full-time employees. Of such, 229 of its employees are engaged in manufacturing activities and are covered by a collective bargaining agreement between the Company and Local 522 Affiliated with the International Brotherhood of Teamsters of New Jersey ("Local 522"), which expires on October 24, 1995. Additionally, five of the Company's employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. As of September 1, 1995, the Company had 16 persons employed in sales, 34 administrative and operational employees, 48 laboratory technicians and scientists, and three executive management personnel. The Company believes that its relations with its employees are satisfactory.

Item 2.     Properties

                   The Company leases approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease which expires in 2004. The Company has two five-year renewal options. Under the terms of the lease, the Company paid $107,000 per month base rent until February 1992 and $120,000 per month until August 1994. The monthly rental increased in September 1994 to $130,000 per month and will increase on each 30th month thereafter by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, the Company is obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain ISRA obligations and maintain certain minimum insurance protection.

                   In March 1995, the Company entered into a ten-year lease for a 91,200 square feet building located adjacent to its present manufacturing facility. The Company has two five-year renewal options. Rent payments are $26,600 per month for the first five years and $28,500 per month for the balance of the initial ten-year term. In addition, the Company is obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain ISRA obligations and maintain certain minimum insurance protection.

                   The Company believes that both of these
facilities provide the potential for increased expansion of manufacturing capacity, if necessary.

Item 3.     Legal Proceedings

                   In or about October 1991, an action was
instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by an individual, Marvin Rosenblum, seeking monies claimed to be due under an alleged employment agreement. The Company believes that the amount sought, $3,500,000, has been frivolously asserted to harass the Company and that the allegations are completely baseless. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. As a result of plaintiff's poor physical condition, in April 1994, he moved to transfer the matter to the "inactive" trial list which motion has been granted. Accordingly, no further action will be taken by either party with respect to the matter unless and until plaintiff seeks to restore the matter to the active trial calendar.

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

                   In or about July 1994, Puritan Quartz, Inc.
("Puritan") brought suit against the Company in the U.S. District Court for the Southern District of New York, alleging breach of (i) the Company's purported contractual obligations to supply Puritan with acetaminophen and ibuprofen for resale to an unrelated party and (ii) related confidentiality obligations. The complaint seeks damages in the aggregate amount of $3,600,000 plus $300,000 for each additional month of continuing breach. The Company denies any liability to Puritan. The Company believes that the clear meaning of the language of the agreement between the parties was that the agreement had a one-year term ending on October 26, 1993, prior to the events of the alleged breach, and that such agreement was never extended. Accordingly, in the Company's view, it had no obligation whatsoever to Puritan at the time of the alleged breach. The Company further believes that Puritan's claims as to the aggregate amount of its alleged lost profits are overstated. The Company has answered the complaint and served preliminary discovery demands upon Puritan.

Item 4.    Submission of Matters to a Vote of Security Holders

                   None.



PART II

Item 5.    Market for the Registrant's Common Stock and Related
           Security Holder Matters

                   The Company's Common Stock is registered under Section 12(g) of the Securities Exchange
Act of 1934 and is traded on the over-the-counter market (Pink Sheets symbol: PHFR). Trading to date has been limited and there can be no assurance that an active trading market will ever develop for the Common Stock. As of August 31, 1995, there were 1,610 holders of record of the Company's Common Stock. The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported by National Quotation Bureau. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                                         High Bid                Low Bid
  Fiscal Year Ended June 30, 1994
    First Quarter. . . . . . . . . . . . . . .           $ 1-3/8                $  1/4
    Second Quarter . . . . . . . . . . . . . .             1-3/4                   7/8
    Third Quarter. . . . . . . . . . . . . . .            1-9/16                   3/4
    Fourth Quarter . . . . . . . . . . . . . .            1-3/16                   1/2

  Fiscal Year Ended June 30, 1995
    First Quarter. . . . . . . . . . . . . . .           $ 1-1/8                 $  1/2
    Second Quarter . . . . . . . . . . . . . .            1-3/32                  15/32
    Third Quarter. . . . . . . . . . . . . . .            1-1/32                    3/8
    Fourth Quarter . . . . . . . . . . . . . .             13/16                    1/4

_____________

                  The high and low bid prices of the Common
Stock on September 1, 1995, as reported by the National
Quotation Bureau, were $5/8 and $1/8, respectively. On such date, there were approximately 5,400 beneficial holders of the Common Stock.

                                DIVIDEND POLICY

                  The Company has never paid any dividends on its Common Stock. The Company anticipates that, for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid. Further, the Company's agreement with its institutional lender prohibits the payment of dividends without the lender's consent.

Item 6.     Selected Financial Data

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(in thousands, except per share amounts)

                                                                               Years Ended June 30,
                                                     1995          1994          1993          1992           1991

         Net sales                                $59,107       $55,330       $44,848        $30,383       $22,834
         Profit (loss) from
           continuing operations                    2,046         2,211         1,706        (2,314)       (5,669)
         Net profit (loss)                          2,046         2,211         1,706        (2,314)       (5,760)
         Profit (loss) from
           continuing operations
           per share of Common
           Stock                                    $.07         $.08            $.09         ($.45)       ($3.25)
         Net profit (loss) per share
           of Common Stock:
             Primary                                $.07         $.08            $.09         ($.45)       ($3.30)
             Fully diluted                          $.06         $.07            $.06
         Weighted average common
           and common equivalent
           shares outstanding1 :
             Primary                               30,023        29,361        19,826          5,212         1,744
             Fully diluted                         32,520        32,350        26,522




CONSOLIDATED BALANCE SHEET DATA
(in thousands, except per share amounts)

                                                                                        June 30,
                                                     1995          1994          1993          1992           1991


         Current assets                           $24,759       $21,076       $15,071       $  9,110      $  8,529
         Current liabilities                       12,587        10,811         7,223          7,138        11,008
         Working capital (deficit)                 12,172        10,265         7,848          1,972       (2,479)
         Total assets                              40,456        33,745        24,983         18,412        19,616
         Long-term debt and
           long-term capital
           lease obligations                       26,938        24,210        21,875         18,827        14,314
         Stockholders' equity/(deficit)               454       (1,805)       (4,696)        (8,186)       (6,391)
         Net/(negative) tangible
           book value per share                      $.02        ($.06)        ($.19)         ($.87)       ($2.83)




1   See Note 2 of Notes to Consolidated Financial Statements as
to the calculation of weighted average common and common equivalent shares outstanding.

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

    Financial Condition at June 30, 1995

                   At June 30, 1995, the Company had working capital of $12,172,000 compared to $10,265,000 at June 30, 1994.

The increase of $1,907,000 is primarily due to the net income of $2,046,000 for the fiscal year ended June 30, 1995. The increase includes increases in inventory of $3,656,000 and accounts receivable of $599,000, offset by an increase in accounts payable of $1,751,000 and a decrease in cash of $557,000. The increases in inventory of $3,656,000 and accounts payable of $1,751,000 are results of an increase in the Company's store brand sales, which require a larger inventory than the bulk manufacturing or contract manufacturing business. The increase in accounts receivable of $599,000 is a result of increased sales.

                   Capital expenditures were $3,459,000 for the fiscal year ended June 30, 1995. The capital expenditures have increased the Company's operating capacity and increased efficiencies (lower unit costs). The Company expects to complete a major plant renovation during the first six months of the fiscal year ending June 30, 1996. The cost of this upgrade is approximately $3,000,000 which will be financed primarily through long-term capital leases with ICC. The Company believes that other significant capital expenditures, if any, will be financed through capital leases with ICC or other parties, although there can be no assurances thereof.

                   Long-term debt and capital leases increased by $2,728,000. The Company increased borrowing with its institutional lender by $3,716,000 to partially finance the increase in inventories and accounts receivable. During the fiscal year ended June 30, 1995, the Company entered into capital lease obligations with ICC for a total value of $1,449,000. Payments of long-term debt and capital leases totaled $2,115,000.

                   Stockholders' equity has increased by
$2,259,000 during fiscal 1995 from a capital deficit of $1,805,000 to positive equity of $454,000. The increase was primarily due to the net income generated for the fiscal year ended June 30, 1995.

                   The Company has a $15,000,000 revolving line of credit and equipment loan facility with an institutional lender with interest at 1-3/4% above the prime lending rate.
The loan agreement expires February 2, 1999. The Company has $1,711,000 available under this agreement, subject to the lending formulas contained in the agreement. The Company has completed negotiations on a $3,000,000 capital equipment line of credit with this institutional lender.

                   The Company believes that its working capital needs will be satisfied by funds generated from operations at least through June 30, 1996. Significant capital expenditures, however, will require additional financing through capital leases or other sources. While the Company has, in the past, had no difficulty obtaining capital leases, there can be no assurance that the Company will obtain the additional financing necessary for other significant capital expenditures.

    Results of Operations for Fiscal 1995
    Compared with Fiscal 1994

                   Revenues for the fiscal year ended June 30, 1995 were $59,107,000 compared to $55,330,000 in the prior fiscal year. This increase of $3,777,000 or 7% resulted mainly from increased sales of existing products to current customers and new customers and, to a lesser extent, to sales of new products (including cough and cold medications and allergy products). Two customers, Revco and Walgreen, accounted for approximately 39% of the Company's sales for the fiscal year ended June 30, 1995. Sales to these two customers were $22,909,000 (39%) in the fiscal year ended June 30, 1995 compared to $17,440,000 (32%) in the prior fiscal year. The increase in sales for these two customers as well as increases to other private label (store brand) customers was offset somewhat by a decrease in sales in the Company's bulk manufacturing and contract manufacturing business.

                   Cost of goods sold was $46,274,000 or 78% of sales for the fiscal year ended June 30, 1995 compared to $42,957,000 or 78% of sales in the prior fiscal year. The Company continues to achieve manufacturing cost efficiencies through cost containment. The decreases in the bulk and contract manufacturing business, which traditionally has higher margins, was partially offset by cost efficiencies resulting primarily from higher sales in the store brand business, which has lower margins than the other segments of the business. If this trend continues, it will have a negative effect on future profits.

                   Selling, general and administrative costs were $6,369,000 for the fiscal year ended June 30, 1995 compared to $5,495,000 in the prior fiscal year. The increase of $874,000 is mainly due to increased marketing costs as a result of on-going efforts to expand the customer and product base for future sales growth. In addition, administrative costs have increased (salaries, legal fees, etc.) to support the increased sales volume.

                   Research and development costs were
$1,488,000 in the fiscal year ended June 30, 1995 compared to $574,000 in the prior fiscal year. The increase of $914,000 is due to the Company's continued commitment to research and development to provide for new products to fund the Company's future growth. The Company expects to continue research and development expenditures at a higher level than 1994 to develop new products.

                   Interest expense totaled $3,512,000 for the fiscal year ended June 30, 1995 compared to $3,298,000 in the prior fiscal year. The increase of $214,000 results from increased borrowing on the Company's revolving line of credit to finance growth in accounts receivable and inventory.

                   Net income was $2,046,000 for the fiscal year ended June 30, 1995 compared to $2,211,000 in the prior fiscal year. The fiscal year ended June 30, 1995 includes a reduction in the deferred tax asset valuation allowance of $1,000,000 compared to $197,000 in the prior year. This is a result of a change in estimate for deferred income taxes due to continued operating profit.


    Results of Operations for Fiscal 1994 Compared with Fiscal
1993

                   Revenues for the year ended June 30, 1994 were $55,330,000 compared to $44,848,000 in the prior fiscal year. This increase of $10,482,000 or 23% resulted mainly from increased sales of existing products to current customers and new customers and, to a lesser extent, to sales of new products (including cough and cold medications and allergy products).
The Company also manufactures products for other pharmaceutical companies, although sales of such products do not presently represent a material portion of the Company's sales. Three customers accounted for approximately one half of the Company's sales for the year ended June 30, 1994. These three customers are Revco, Walgreen and ICC. Sales to these three customers were $26,707,000 (48%) of total sales in the year ended June 30, 1994 compared to $25,993,000 (58%) in the prior fiscal year.

                   Cost of sales as a percentage of sales was 78% for the year ended June 30, 1994 compared to 81% in the prior fiscal year. The 3% improvement is the result of increased sales, manufacturing cost efficiencies (lower unit manufacturing costs) and continued overall cost reductions and containment.

                   Selling, general and administrative expenses were $5,495,000 for the year ended June 30, 1994 compared to $4,333,000 in the prior fiscal year. The increase of $1,162,000 is mainly due to increased marketing costs as a result of increased sales volume. The increases are mainly the results of increases in commissions and promotional expenses to expand the Company's customer and product base. Research and development costs were $574,000 in the fiscal year ended June 30, 1994 compared to $482,000 in the prior fiscal year. The increase is a result of the Company's continuing commitment to research and development to expand its product base.

                   Interest and other expenses totaled
$3,213,000 for the year ended June 30, 1994 compared to $2,174,000 in the prior fiscal year. The increase is mainly due to the increased borrowing on the Company's working capital line of credit in order to finance inventory and receivables growth and payments on capital leases for new equipment added to the Company's manufacturing facility.

                   Net income for the year ended June 30, 1994 was $2,211,000 compared to $1,706,000 in the prior fiscal year. The current fiscal period includes a tax provision of $880,000. No such provision was recorded in the prior fiscal year due to the availability of losses from the fiscal year ended June 30, 1991 to offset the tax provision. In the fiscal year ended June 30, 1994, a change in the estimate of deferred income taxes was reflected due to the continued increase in operating profits.


    Effects of Inflation

                   The Company does not believe that inflation had a material effect on its operations for the fiscal years ended June 30, 1995, 1994 or 1993, respectively.

Item 8.   Financial Statements and Supplementary Data

                  INDEX TO FINANCIAL STATEMENTS

                               AND

                  FINANCIAL STATEMENT SCHEDULE




                                                       Page
Financial Statements for the Three Years Ended
June 30, 1995


Report of Independent Certified Public Accountants     F-1


Consolidated Balance Sheets - June 30, 1995 and 1994   F-2


Consolidated Income Statements for the Years
  Ended June 30, 1995, 1994 and 1993                   F-3


Consolidated Statements of Changes in Stockholders'
Equity (Deficiency) for the Years Ended June 30,
1995, 1994 and 1993                                    F-4


Consolidated Statements of Cash Flows for the Years
  Ended June 30, 1995, 1994 and 1993                   F-5


Notes to Consolidated Financial Statements             F-7


Financial Statement Schedule

Report of Independent Certified Public Accountants on
  Financial Statement Schedule                         S-1

Schedule II - Valuation and Qualifying Accounts        S-2

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



             To the Stockholders and Board of Directors of Pharmaceutical Formulations, Inc.



  We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 1995 and 1994 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995 in conformity with generally accepted accounting principles.


                                         /s/ BDO Seidman, LLP
                                             BDO Seidman, LLP

Woodbridge, New Jersey

August 30, 1995

       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                                           -------  June 30,  -------
                                       ASSETS                               1995                1994
CURRENT ASSETS:
       Cash and cash equivalents                                           $  655,000          $1,212,000
       Accounts receivable - net of allowance
          for doubtful accounts of $333,000 and
          $188,000                                                          8,093,000           7,494,000
       Inventories                                                         14,915,000          11,259,000
       Prepaid expenses and other current assets                              696,000             711,000
       Deferred tax asset                                                     400,000             400,000
            Total current assets                                           24,759,000          21,076,000

PROPERTY, PLANT AND EQUIPMENT - NET                                        14,346,000          12,282,000

OTHER ASSETS:
       Deferred financing costs                                               130,000             155,000
       Deferred tax asset                                                   1,000,000                   -
       Other assets                                                           221,000             232,000
                                                                          $40,456,000         $33,745,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
       Current portion of long-term debt                               $      642,000      $      507,000
       Current portion of capital lease
          obligations                                                       1,529,000           1,441,000
       Accounts payable                                                     9,829,000           8,078,000
       Accrued expenses                                                       549,000             705,000
       Income taxes payable                                                    38,000              80,000
            Total current liabilities                                      12,587,000          10,811,000

LONG-TERM DEBT, LESS CURRENT MATURITIES                                    18,207,000          15,276,000
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT
   MATURITIES                                                               8,731,000           8,934,000
DEFERRED GAIN ON SALE/LEASEBACK                                               477,000             529,000
COMMITMENTS AND CONTINGENCIES                                                  -            -

STOCKHOLDERS' EQUITY (DEFICIENCY):
       Common stock - par value $.08 per share:
          Authorized - 40,000,000 shares
          Issued and outstanding - 29,311,816
            and 28,870,395 shares                                           2,347,000           2,311,000
       Capital in excess of par value                                      37,200,000          37,023,000
       Accumulated deficit                                             (  39,093,000)      (  41,139,000)
            Total stockholders' equity (deficiency)                           454,000      (   1,805,000)
                                                                       $   40,456,000       $  33,745,000






  See accompanying notes to consolidated financial statements.

       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED INCOME STATEMENTS

                                                        ----- Years Ended June 30, -----
                                                         1995            1994           1993
NET SALES                                         $    59,107,000      $55,330,000      $44,848,000

COST AND EXPENSES:
       Cost of goods sold                              46,274,000       42,957,000       36,356,000
       Selling, general
          and administrative                            6,369,000        5,495,000        4,333,000
       Research and development                         1,488,000          574,000          482,000
                                                       54,131,000       49,026,000       41,171,000

          Income from operations                        4,976,000        6,304,000        3,677,000

OTHER EXPENSES (INCOME):
       Interest expense                                 3,512,000        3,298,000        2,033,000
       Other, net                                 (       65,000)    (     85,000)          141,000

                                                        3,447,000        3,213,000        2,174,000

          Income before income
           taxes (benefit)                              1,529,000        3,091,000        1,503,000

Income taxes (benefit)                            (      517,000)          880,000    (    203,000)

       Net income                                 $     2,046,000    $   2,211,000    $   1,706,000

NET INCOME PER SHARE:

       Primary                                               $.07            $.08             $.09

       Fully diluted                                         $.06            $.07             $.06

WEIGHTED AVERAGE NUMBER OF
       COMMON AND COMMON EQUIVALENT
       SHARES OUTSTANDING:

       Primary                                         30,023,000       29,361,000       19,826,000

       Fully diluted                                   32,520,000       32,350,000       26,522,000












See accompanying notes to consolidated financial statements.

       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                Common Stock               Capital in
                                             Shares        Amount at       Excess of         Accumulated
                                             Issued        Par Value        Par Value          Deficit
BALANCES, JUNE 30, 1992                        9,711,493     $ 778,000        $36,092,000      ($45,056,000)

   Shares issued to lender                     1,500,000       120,000       (   120,000)                  -
   Shares issued in connection
     with exercise of stock
     options by ICC Industries                13,619,954     1,090,000            527,000                  -
   Shares issued in connection
     with ICC agreement to key
     Company employees                           180,876        15,000             50,000                  -
   Shares issued in connection
     with conversion of 8.25%
     Debentures                                   29,033         2,000             38,000                  -
   Shares issued in connection
     with Unit Purchase Options                  151,305        12,000             50,000                  -
   Net income                                          -             -                  -       1,706,000

BALANCES, JUNE 30, 1993                       25,192,661      2,017,000        36,637,000       (43,350,000)
   Shares issued in connection
     with exercise of stock
     options and preemptive
     rights by ICC Industries                  3,246,789        260,000           264,000                  -
   Shares issued in connection
     with ICC agreement to key
     Company employees                            31,965          2,000            29,000                  -
   Shares issued in connection
     with Unit Purchase Options                  296,835         24,000            98,000                  -
   Shares issued in connection
     with conversion of 8.25%
     Debentures                                    2,166              -             3,000                  -
   Shares issued to lender                       100,000          8,000        (   8,000)                  -
   Other                                        (    21)              -                 -
   Net income                                          -              -                 -          2,211,000

BALANCES, JUNE 30, 1994                       28,870,395      2,311,000        37,023,000    (   41,139,000)

   Shares issued in connection
     with exercise by ICC of
     preemptive rights                           274,468         22,000            45,000                  -
   Shares issued to outside
     directors                                    45,000          4,000            17,000                  -
   Shares issued in connection
     with conversion of 8.25%
     Debentures                                  121,727         10,000           115,000                  -
   Other                                             226              -                 -
   Net income                                          -              -                 -          2,046,000

BALANCES, JUNE 30, 1995                       29,311,816     $2,347,000    $   37,200,000     ( $39,093,000)






See accompanying notes to consolidated financial statements.

       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       ----- Years Ended June 30, -----
                                                         1995             1994             1993
CASH FLOWS FROM
   OPERATING ACTIVITIES:
     Net income                                      $   2,046,000       $ 2,211,000         $1,706,000
     Adjustments to reconcile net
         income to net cash provided
         by (used in) operating activities:
     Depreciation and amortization                       1,395,000         1,150,000            962,000
     Amortization of bond discount
         and deferred financing costs                       71,000           295,000            187,000
     Amortization of deferred
         gain on sale of building                     (    52,000)     (     52,000)        (   52,000)
     Shares issued to key management                             -            31,000             65,000
     Shares issued to outside
         directors                                          21,000                 -                  -
     Deferred income tax benefit                      ( 1,000,000)     (    197,000)        (  203,000)
     Changes in current assets and
         liabilities:
       Increase in accounts receivable                (   599,000)     (  2,737,000)        (1,051,000)
       Increase in inventories                        ( 3,656,000)     (  2,260,000)        (4,427,000)
       Increase (decrease) in other
         current assets                                     15,000     (     74,000)        (  135,000)
       Increase in accounts payable,
         accrued expenses and
         income taxes payable                            1,553,000         3,524,000            999,000
            Total adjustments                         ( 2,252,000)     (    320,000)       ( 3,655,000)
     Net cash provided by (used in)
         operating activities                        (   206,000)          1,891,000       ( 1,949,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and
     equipment, net                                   ( 2,010,000)     (    979,000)        (  541,000)
   (Increase) decrease in other assets                      11,000     (    231,000)            456,000
     Net cash used in
        investing activities                          ( 1,999,000)     (  1,210,000)        (   85,000)




  See accompanying notes to consolidated financial statements.

       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Concluded)


                                                            ----- Years Ended June 30, -----
                                                        1995              1994               1993
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under the line of credit               $    3,716,000      $1,745,000          $3,339,000
   Proceeds from issuance of
     long-term debt                                               -         183,000              93,000
   Principal repayments of long -
     term debt                                         (   551,000)    (   602,000)        (   582,000)
   Principal repayments of
     capital leases                                    ( 1,564,000)    ( 1,121,000)        (   588,000)
   Increase in deferred financing costs                (    20,000)    (    35,000)        (    70,000)
   Issuance of common stock, less
     offering and registration
     costs                                                   67,000         122,000              62,000
     Net cash provided by financing
         activities                                       1,648,000         292,000           2,254,000
     Net increase (decrease) in cash
         and cash equivalents                          (   557,000)         973,000             220,000

Cash and cash equivalents,
   beginning of year                                      1,212,000         239,000              19,000

Cash and cash equivalents,
   end of year                                       $      655,000      $1,212,000         $   239,000












See accompanying notes to consolidated financial statements.

       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF THE BUSINESS AND RELATED PARTIES

Pharmaceutical Formulations, Inc. (the "Company"), a Delaware corporation, operating substantially through its division, Private Formulations("PFI"), is primarily engaged in the manufacture and distribution of over-the-counter solid dosage pharmaceutical products in tablet, caplet and capsule form, which are sold under customers' private labels. To a limited extent, the Company also sells such products under its own brand name label, Health+Cross. The Company supplies bulk products to secondary distributors and repackers as well as smaller competitors who do not have sophisticated research and development departments. The Company also engages in contract manufacturing of selected branded products for well known major pharmaceutical companies. The Company also is engaged in the testing and research and development of new drug and health care products.

In September 1991, the Company entered into an option agreement with ICC Industries Inc., ("ICC") which, as amended at various dates (the "Option Agreement"), provided for a series of three options to acquire a total of 66.67% of the number of shares of the Company's common stock outstanding after exercise of all three options. The initial option agreement entitled ICC to purchase approximately 6,000,000 shares at an exercise price of $.25 per share. As a result of the issuance of additional shares of the Company's common stock, the option agreement was amended at various dates to entitle ICC to additional options to purchase shares of the Company's common stock and to adjust the exercise price. As a result of the issuance of 3,813,093 shares in payment of interest on the Company's outstanding debentures in January 1992, ICC was entitled to purchase 7,626,186 shares at the quoted market price of $.06 per share. As a result of the issuance of 1,500,000 shares to various lenders in September 1992, ICC was entitled to purchase 3,000,000 shares at the market price of $.10 per share. In addition to the above, there were other adjustments as defined in the amendments which entitled ICC to an additional 1,282,200 shares. ICC has exercised all of its options pursuant to the Option Agreement. The number of shares issued to ICC through June 30, 1994 was 17,908,386 at option prices ranging from $.1036 to $.1553 per share.

In the event of any future issuance of shares of common stock of the Company pursuant to the exercise of existing options, warrants, conversion rights and other rights as they existed at September 24, 1992 ("Outstanding Rights"); issuance of common stock in settlement of the Company's outstanding debts as of September 24, 1992; or issuance of shares of stock to key management; ICC shall be entitled to acquire additional shares to maintain the ownership percentage it holds immediately before such shares of common stock are issued (the "Limited Preemptive Rights.")

ICC's exercise price for the shares will be the lesser of $.25
($.50 in the case of certain key management shares) or the exercise price or conversion price of the Outstanding Rights as the case may be.

ICC exercised the following preemptive rights in 1995, 1994 and 1993 at a price of $.25 per share:

                                                            1995             1994           1993


               Shares under preemptive rights             274,468          999,048        58,066


       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF THE BUSINESS AND RELATED PARTIES - CONCLUDED

In addition, ICC exercised miscellaneous options in 1994 for 300,000 shares at $.25 per share and 20,000 shares at $.75 per share.

ICC, a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, with calendar year 1994 sales of approximately $880 million, has offices in key business centers around the world and owns numerous manufacturing plants. From September 1991 through June 30,1994, ICC had assisted PFI in the purchase of its requirements for ibuprofen as well as other raw materials and a fee was charged for the purchase of ibuprofen. Beginning July 1, 1994, the Company is no longer purchasing ibuprofen from ICC. In addition, ICC has in the past, and continues to provide equipment financing to the Company. ICC has also indicated its intention to pursue joint venture arrangements or other forms of business transactions between the Company and foreign pharmaceutical companies seeking to market, distribute and sell products in the United States.

In connection with the ICC Option Agreement, several key employees were granted shares of the Company's common stock. The Company issued 233, 31,965 and 180,876 shares of common stock to these employees in 1995, 1994 and 1993, respectively. On September 30, 1992, the key employees were issued warrants to purchase 400,000 shares of the Company's common stock at $.50 per share, exercisable for a period of six years from the date of grant.

The following transactions with ICC, an unaffiliated company prior to September 1991, are reflected in the consolidated financial statements as of or for the years ended June 30, 1995, 1994 and 1993:

                                                            ------- June 30, -------

                                                       1995              1994               1993
               Sales to ICC                      $        -          $   9,267,000        $   9,082,000
               Inventory purchases               $     1,219,000     $  14,300,000        $  13,277,000
               Services and finance fees         $       575,000     $     906,000        $     831,000
               Accounts payable to ICC           $       118,000     $   3,233,000        $     696,000
               Equipment lease obliga-
                tions due ICC (Note 5 (g))       $     3,497,000     $   3,251,000        $   1,544,000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All references to the "Company" include its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

Cash equivalents consists of short-term, highly liquid investments which are readily convertible into cash at cost.

Inventories

Inventories are stated at the lower of cost or market with cost determined on a first- in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets (five to fifteen years).

Deferred Financing Costs

Deferred financing costs represent direct issuance costs incurred in connection with the Company's borrowings. Such costs are amortized over the life of the related debt (three to fifteen years).

Revenue Recognition

Sales of products are generally recorded when products are shipped to customers.

Earnings Per Share

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year.

Common equivalent shares consist of the dilutive effect of unissued shares under options, warrants and in the case of fully-diluted earnings per share, convertible debentures, computed using the treasury stock method (using the average stock prices for primary basis and the higher of average or period end stock prices for fully diluted basis).

At June 30, 1995, 1994 and 1993 the primary and fully diluted common equivalent shares amounted to 2,110,000 and 5,320,000, 2,804,000 and 5,793,000, and 1,329,000 and 8,025,000,
respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash on delivery basis only. At June 30, 1995, approximately 42% of the accounts receivable balance is represented by three customers.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

Reclassification

Certain amounts appearing in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation. There was no effect on net income due to the reclassification.


NOTE 3 - INVENTORIES

Inventories consist of the following:

                                                    ------- June 30, -------
                                                      1995               1994
           Raw materials                          $    5,321,000        $ 4,216,000
           Work in process                               375,000            364,000
           Finished goods                              9,219,000          6,679,000
                                                  $   14,915,000        $11,259,000

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                    ------- June 30, -------
                                                      1995               1994
           Leasehold improvements                 $      323,000        $    99,000
           Machinery and equipment                     9,526,000          8,367,000
           Construction in progress                    1,133,000            479,000
           Assets under capital lease -
            Land and building (Note 5 (f))             8,348,000          8,348,000
            Machinery and equipment
             (Note 5 (g))                              5,848,000          4,492,000
                                                      25,178,000         21,785,000

           Less accumulated depreciation
            and amortization                          10,832,000          9,503,000
                                                  $   14,346,000        $12,282,000

The net book value of property, plant and equipment under capital leases was $10,001,000 and $9,649,000 at June 30, 1995 and 1994, respectively.

NOTE 5 - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations consist of the following:

                                     --------------------- June 30, --------------------
                                               1995                                     1994
                                     Long-Term           Capital            Long-Term        Capital
                                       Debt               Leases              Debt            Leases
Revolving/Term Loans (a)           $   13,289,000                           $9,741,000
Convertible subordinated
  debentures, $1,000 face
  value (less unamortized
  discount of $2,016,000
  and $2,042,000 (b))                   3,198,000                            3,172,000
Convertible subordinated
  debentures, $325 face
  value (c)                               927,000                            1,100,000
New Jersey Economic
  Development Authority
  Loan (d)                                840,000                              900,000
Secured note (e)                          295,000                              475,000
Building sale/leaseback (f)                           $   6,763,000                          $7,124,000
Capital equipment lease
  obligations (g)                                         3,497,000                           3,251,000
Other                                     300,000                              395,000
                                       18,849,000        10,260,000         15,783,000       10,375,000
Less current portion                      642,000         1,529,000            507,000        1,441,000
                                      $18,207,000     $   8,731,000        $15,276,000       $8,934,000

(a)In October 1994, PFI modified its line of credit and equipment term loan with its lending institution. The maximum available funds under this modification are $15,000,000.
Advances under the revolving loans are limited to the sum of eligible accounts receivable and up to $6,000,000 of eligible inventory, as defined. The term loan is payable in 48 monthly installments of $34,000 commencing February 5, 1995, with the then outstanding balance due on February 4, 1999. The revolving loan is also due on that date. The term loan and the revolving loan are secured by substantially all of the assets of PFI and bear interest, payable monthly, at the prime rate (9% at June 30, 1995) plus 1/%. In the event of default, the interest rate will increase by 2%.

The loan agreement contains certain loan covenants which, among other things, prohibit the Company from making dividend payments, limit the Company's annual capital expenditures and net loss, and require the Company to maintain minimum working capital and net worth. The Company complied with all covenants in fiscal year ended June 30, 1995.

(b) At June 30, 1995, the Company has 5,214 units outstanding consisting of a $1,000 principal amount 8% convertible subordinated debenture due June 15, 2002 (the "8% Debentures") with interest payable semiannually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $48 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par plus an applicable premium, as defined.

In 1993, 655 units of 8% Debentures were issued in connection with the exercise of unit purchase options. Upon exercise, a bond discount of $562,000 was recorded on the transaction.

In 1994, 1,285 units of 8% Debentures, representing the final number of options, were issued in connection with the exercise of unit purchase options. Upon exercise, a bond discount of $1,102,000 was recorded on the transaction.

(c) On June 30, 1995, the Company had 1,811 units outstanding consisting of $325 principal amount 8.25% convertible debentures due June 15, 2002 (which includes $589,000 face value and interest through maturity of $338,000). Interest is payable annually on June 30. The holders of the 8.25% Debentures may convert them at any time into shares of common stock at a conversion price of $.55 per share. The Company has no right to redeem the 8.25% Debentures.

In 1995, 1994 and 1993, 206, 5 and 67 units, respectively, of
8.25% Debentures were converted to common stock. A total of 152,926 shares were issued to the debenture holders.

(d) The loan, which is secured by certain equipment, bears interest at 6-3/8% and is due as follows: $60,000 at June 1, 1996; $70,000 at June 1, 1997 and 1998; $80,000 at June 1, 1999,
2000 and 2001; and $400,000 at June 1, 2002. A provision in the loan agreement allows the lender to declare the loan immediately due and payable if there has been an event of default in any of the Company's other debt agreements.

(e) The Company has a variable interest rate secured convertible note which bears interest at prime plus 2-3/4% payable quarterly. The principal amount of the note may be converted into shares of the Company's common stock at a conversion price of $.50 per share, less adjustments. The note is subordinated to the loans described in Note 5 (a) and (d) and is secured by all assets of PFI. The note is payable
$15,000 per month with interest due quarterly. The noteholders have waived their rights to convert the note into shares of common stock, except in the event of default.

(f) In August 1989, PFI entered into a sale and leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years plus two five-year renewal options. Monthly base rent is $107,000 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commencement and on each thirtieth month thereafter. On September 30, 1994, the monthly base rent increased to $130,000. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease, and the gain on the sale and leaseback of approximately $750,000 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348,000), assuming a 13.25% interest rate factor, and is being amortized over the term of the lease.

(g) The Company leases various equipment from ICC under capital lease agreements. The terms of the leases vary from three to five years with monthly rentals of approximately
$135,000.

The Company's debt and obligations under capital leases mature in fiscal years ending June 30 as follows:

                                             Capital Lease                 Long-Term
                                              Obligations                     Debt

                      1996                   $     2,955,000             $      642,000
                      1997                         2,732,000                    587,000
                      1998                         2,193,000                    472,000
                      1999                         2,138,000                 12,163,000
                      2000                         1,735,000                     80,000
                      Thereafter                   6,336,000                  4,905,000

               Total payments                     18,089,000                $18,849,000

               Less amount
                representing interest              7,829,000
               Present value of net
                minimum lease payments           $10,260,000


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Commitments:

The Company has employment contracts with three employees.
These contracts provide aggregate minimum annual compensation for the years ending June 30 as follows: 1996 - $421,000; 1997 -
$336,000; 1998 - $125,000.

The Company expects to complete an upgrade to its present manufacturing facility in the first six months of fiscal year ending June 30, 1996 at a cost of approximately $3,000,000. Of this amount, approximately $2,000,000 is expected to be financed through capital leases with ICC.

The Company entered into a long-term lease for a building adjacent to the Company's present facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319,200 per annum for the first five years and $342,000 per annum for the balance of the initial term.

Contingencies:

In or about October 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the
Company by an individual seeking monies claimed to be due under an alleged employment agreement.

The Company believes that the amount sought, $3,500,000, has been frivolously asserted to harass the Company and that the allegations are completely baseless. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. As a result of plaintiff's poor physical condition, in April 1992, he moved to transfer the matter to the "inactive" trial list which motion has been granted. Accordingly, no further action will be taken by either party with respect to the matter unless and until plaintiff seeks to restore the matter to the active trial calendar.

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

In or about July 1994, Puritan Quartz, Inc. ("Puritan") brought suit against the Company, in the U.S. District Court for the Southern District of New York, alleging breach of (i) the Company's purported contractual obligations to supply Puritan with acetaminophen and ibuprofen for resale to an unaffiliated party; and (ii) related confidentiality obligations. The complaint seeks damages in the aggregate amount of $3,600,000, plus $300,000 for each additional month of continuing breach. The Company denies that it has any liability to Puritan. The Company believes that the clear meaning of the language of the agreement between the parties was that the agreement had a one year term, ending October 26, 1993, prior to the events of the alleged breach, and that such agreement was never extended. Accordingly, in the Company's view, it had no obligation whatsoever to Puritan at the time of the alleged breach. The Company further believes that Puritan's claims as to the aggregate amount of its alleged lost profits are overstated. The Company has answered the complaint and served preliminary discovery demands upon Puritan.

Under the New Jersey Environmental Clean-Up Responsibility Act ("ECRA"), the purchase of the Company's manufacturing facilities from Revco in 1987, the sale/leaseback of the premises in 1989 (see Note 5 (f)), and the exercise by ICC of options to purchase a controlling interest in the Company's common stock required the approval of the NJDEP (see Note 1).

Although Revco has agreed to be primarily liable for the cost of clean-up efforts and has posted a $1,000,000 bond with the State of New Jersey to secure clean-up obligations (reduced to $306,000 in July 1993), the Company remains contingently liable for the clean-up costs and could be called upon for some or all of the clean-up effort in the event Revco defaults on its clean-up obligation.

Management believes the final outcome of the above proceedings will not have a material adverse effect upon the Company's financial position.

The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position.

NOTE 7 - INCOME TAXES

In June 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", retroactive to July 1, 1992. The adoption had no effect on
prior year financial statements.   Accordingly, there was no
cumulative effect adjustment required in the year ended June 30, 1993.

Income taxes (benefit) consist of the following:

                                               1995                  1994                   1993
   Current:
     Federal                                 $     483,000          $1,077,000            $         -
     State                                               -                   -                      -
       Total Current                               483,000           1,077,000                      -
   Deferred - Federal                          (1,000,000)          ( 197,000)             ( 203,000)
       Total income taxes (benefit)           ($  517,000)          $  880,000            ($ 203,000)

The Company's income taxes (benefit) differ from the amount of income tax determined by applying the applicable statutory U.S.
Federal income tax rate to pretax income as a result of the following:

                                                 1995                1994                   1993
   Statutory U.S. tax                         $    520,000          $1,051,000              $ 511,000
   Increase (decrease) resulting
   from:
     Utilization of federal net
         operating loss carryforwards           (   56,000)          (  56,000)             ( 511,000)
     State income taxes,
         net of federal tax benefit                108,000             185,000                 90,000
     Utilization of state net
         operating loss carryforwards           (  108,000)          ( 185,000)             (  90,000)
     Net change in valuation account            (1,000,000)          ( 197,000)             ( 203,000)
     Other                                          19,000              82,000                      -
     Effective income taxes (benefit)          ($ 517,000)          $  880,000            $203,000)

The Company utilized tax loss carryforwards of approximately
$166,000 for U.S. regular tax purposes during each of the fiscal years ended June 30, 1995 and 1994.

The Company utilized tax loss carryforwards of approximately
$1,466,000 for U.S. regular tax purposes and $1,295,000 for U.S.
alternative minimum tax purposes during the fiscal year ended
June 30, 1993.

The availability of the Company's federal net operating loss carryforward from the fiscal year ended June 30, 1991 for income tax purposes has been substantially eliminated as a result of the issuance of stock during fiscal year ended June 30, 1991 and the ICC Option Agreement discussed in Note 1. As of June 30, 1995, the Company had available net operating losses of approximately $2,002,000 for U.S. regular tax purposes, which expire through 2007. The utilization of such losses is limited to approximately $166,000 per year for U.S. regular tax purposes. State income tax net operating loss carryforwards of approximately $13,545,000 which expire through 2001, are available to the Company.

Deferred tax assets are comprised of the following temporary differences at June 30,:

                                                                           1995                  1994
       Tax benefit of state income tax net
             operating loss carryforwards                            $     813,000            $ 1,179,000
       Tax benefit of federal income tax net
             operating loss carryforwards                                  681,000                734,000
       Depreciation                                                         54,000                207,000
       Deferred gain on sale/leaseback of building                         162,000                180,000
       Basis difference 8.25% bonds as a result
             of restructuring                                              115,000                151,000
       Capitalized inventory costs                                         136,000                102,000
       Allowance for doubtful accounts                                      82,000                 65,000
       Gross deferred tax asset                                          2,043,000              2,618,000
       Valuation allowance                                            (    643,000)          (  2,218,000)
       Net deferred tax asset                                          $ 1,400,000            $   400,000

The decreases in the deferred tax asset valuation allowance in 1995, 1994 and 1993 resulted from changes in management's estimates of the utilization of such temporary differences caused primarily by the Company's improved operating results.

NOTE 8 - COMMON STOCK, OPTIONS AND WARRANTS

The Company has granted options to employees, directors and others under various stock option plans, lending arrangements, legal settlement agreements and under the ICC Option Agreement to key employees.

The following is a summary of stock options and warrants issued, exercised, forfeited or cancelled for the period July 1, 1992 through June 30, 1995 (not including ICC preemptive rights or additional shares issuable to management in connection with ICC preemptive rights):

                                             Shares         Exercise price per share

Outstanding - June 30, 1992:                 371,143          $  .50   to   $124.00
Issued                                       710,000          $  .25   to   $   .75
Forfeited                                  (  9,444)          $ 8.00   to   $ 80.00

Outstanding - June 30, 1993:               1,071,699          $  .25   to   $124.00
Forfeited                                  ( 35,895)          $ 6.80   to   $124.00

Outstanding - June 30, 1994                1,035,804          $  .25   to   $ 43.00
Issued                                       888,375          $  .85   to   $   .91
Forfeited                                  (103,404)          $  .85   to   $ 43.04

Outstanding - June 30, 1995                1,820,775          $  .25   to   $   .91

As of June 30, 1995, substantially all outstanding stock options and warrants were exercisable and expire at various dates through fiscal 2001. These options were granted at prices which were at or above quoted market value on the dates granted.

NOTE 9 - MAJOR CUSTOMERS AND PRODUCTS

For the years ended June 30, 1995, 1994 and 1993, 25%, 16% and 20%, respectively, of consolidated net sales were derived from Revco D.S. Inc. For the years ended June 30, 1995, 1994 and 1993, Walgreen Company accounted for 14%, 16% and 17% of consolidated net sales, respectively. In addition, sales to ICC accounted for 17% and 20% of consolidated net sales for the years ended June 30, 1994 and 1993, respectively.

For the years ended June 30, 1995, 1994 and 1993, sales of ibuprofen represented 46%, 46% and 48% of consolidated net sales. For the years ended June 30, 1995, 1994 and 1993, sales of acetaminophen products accounted for approximately 14%, 18% and 18% of consolidated net sales.


NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosures of cash flow information:

                                                -------- Years Ended June 30, --------
                                                  1995             1994                1993
   Cash paid during the year:

       Interest                                 $   3,441,000     $ 3,455,000         $ 2,852,000
       Income taxes                                   525,000         968,000              35,000

Supplemental non-cash investing and financing activities:

                                                -------- Years Ended June 30, --------
                                                  1995             1994                1993
   Issuance of common stock

  upon conversion of
     debentures:                                $    125,000       $    3,000       $      40,000

In 1994, the Company repaid $524,000 of accounts payable to ICC through the issuance of 3,246,789 shares of common stock in connection with the ICC Option Agreement (see Note 1).

In 1993, the Company repaid $1,417,000 of accounts payable due to ICC and $200,000 of notes payable due to lenders through the issuance of 13,619,954 shares of common stock in connection with the ICC Option Agreement (see Note 1).

Capital lease obligations of $1,449,000, $2,511,000 and $1,463,000 were incurred when the Company entered into various leases for equipment with ICC in 1995, 1994 and 1993, respectively.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE



The audits referred to in our report dated August 30, 1995 relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and subsidiaries which is contained in Item 8 of this Form 10K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


                                      /s/ BDO Seidman, LLP
                                          BDO Seidman, LLP

Woodbridge, New Jersey

August 30, 1995

                      VALUATION AND QUALIFYING ACCOUNTS
                                 SCHEDULE II

DESCRIPTION                BALANCE AT     ADDITIONS     CHARGES TO     DEDUCTIONS      BALANCE AT
                           BEGINNING      CHARGED TO    OTHER          WRITE-OFFS      END OF
  ALLOWANCE FOR            OF PERIOD      COSTS &       ACCOUNTS       UNCOLLECTABLE   PERIOD
  DOUBTFUL ACCOUNTS                                                    ACCOUNTS
YEAR ENDED JUNE 30, 1995

                           $   188,000   $   145,000   $              $                $   333,000

                           -----------   -----------   -----------    -----------      -----------

YEAR ENDED JUNE 30, 1994

                           $   140,000   $   272,000   $              $   224,000      $   188,000
                           -----------   -----------   -----------    -----------      -----------

YEAR ENDED JUNE 30, 1993

                           $   250,000   $   132,000   $              $   242,000      $   140,000
                           -----------   -----------   -----------    -----------      -----------


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

                       None.



PART III

Item 10.  Directors and Executive Officers of the Registrant

                 The executive officers and directors of
the Company as of September 20, 1995 are set forth below:

              Name                                       Position
              Dr. Max A. Tesler                          President, Chief Executive Officer and Director

              Anthony Cantaffa                           Vice President, Mergers & Acquisitions

              Sandra J. Brown                            Secretary

              John L. Oram                               Director

              Ray W. Cheesman                            Director

              Ben A. Blackshire                          Director

              Michael P. Callahan                        Director


                       Directors serve for one-year terms.  At
the 1993 annual meeting held in January 1994, the stockholders voted to eliminate what had been three classes of directorships with staggered three-year terms. All directors will serve until the 1995 annual meeting of stockholders.

                       ICC has advised the Company that it plans to nominate members to the Company's Board of Directors from time to time, in accordance with the laws of the State of Delaware and the by-laws of the Company.

                       In August 1993, the Company formed Audit,
Compensation and Stock Option Committees of the Board of Directors. The members of the Audit Committee and the Stock Option Committee are Messrs. Cheesman, Blackshire and Callahan. The members of the Compensation Committee are Messrs. Oram, Cheesman, Blackshire, and Callahan.

    Business Experience of the Company's
    Directors and Executive Officers

                   DR. MAX TESLER, age 64, has been Chairman of the Company's Board of Directors since its formation in June 1981 and Chief Executive Officer since July 1, 1983. Dr. Tesler has been President of the Company from 1983 until August 1990, and from April 1991 to the present. From 1962 to 1982, and from 1991 to the present, Dr. Tesler has been an attending physician in charge of gastroenterology at St. Clare's Hospital in New York City and an Assistant in Medicine at New York University Hospital. Dr. Tesler was a director of MTG Capital Corp., a publicly-held company, from November 1988 until or about December 1991. Dr. Tesler received a degree from New York University in 1951, and his Doctor of Medicine degree from New York University-Bellevue Medical School in 1955. Although Dr. Tesler still maintains a very limited private practice of medicine, to which he devotes approximately eight hours per week, he devotes substantially all of his business time to the Company's affairs.

                   BEN BLACKSHIRE, age 58, has been a director
of the Company since December 1989.   Since 1987, Mr. Blackshire
has been President and Chief Executive Officer of Strategem, Inc., a company which licenses pharmaceutical products to United States companies from international pharmaceutical companies. From 1983 to 1987, Mr. Blackshire was Chairman and Chief Executive Officer of B.C. Christopher & Co., of Kansas City, Missouri, a securities and commodities broker-dealer.

                   MICHAEL P. CALLAHAN, age 47, has been a
director of the Company since July 1993. Since December 1994, Mr. Callahan has been Chief Financial and Operating Officer and a member of the Executive Committee of the Board of Directors of Intersport Limited, a company engaged in the design, marketing and distribution of athletic equipment. From March 1989 until January 1994, Mr. Callahan was employed as Chief Financial Officer and a director of Candie's, Inc. ("Candie's"), a publicly traded company engaged in the design, marketing and distribution of footwear. From February 1992 through February 1993, Mr. Callahan was also President of Candie's. From February 1987 through March 1989, Mr. Callahan was Vice President - Finance of Coherent Communications, a company engaged in the manufacture of telecommunications equipment. Mr. Callahan is a licensed Certified Public Accountant.

                   RAY W. CHEESMAN, age 64, has been a director of the Company since July 1993, and has been a consultant to KPMG Peat Marwick, an international accounting firm since 1987. Prior thereto, Mr. Cheesman was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

                   JOHN L. ORAM, age 51, has been a director of the Company since July 1993. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, an affiliate of the Company, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. Since 1980, Mr. Oram has been a director of Electrochemical Industries (Frutarom) Ltd., an Israeli subsidiary of ICC listed on the Tel-Aviv and American Stock Exchanges, engaged in the manufacture and distribution of chemical products.

              Executive Officers Not Acting As Directors

                   ANTHONY CANTAFFA, age 53, has been the
Company's Vice President, Mergers & Acquisitions, since August 1995. He was also Chief Financial Officer and Treasurer from December 1988 until August 1990 and from April 1991 to August 1995. Mr. Cantaffa was also the Company's Chief Operating Officer from 1988 until May 1995. Mr. Cantaffa was also employed as the Company's Vice President-Finance and Controller from 1987 to August 1995. Mr. Cantaffa graduated from Fairleigh Dickinson University in 1969 with a B.S. Degree in accounting and obtained a Masters Degree in finance from that institution in 1971.

                   SANDRA J. BROWN, age 50, has been Secretary of the Company since its formation in June 1981 and was a director of the Company from 1981 until 1988. Ms. Brown was Treasurer of the Company from June 1981 to August 1983. Ms. Brown received an Associate Degree in science from Dean College in 1965.

    Compliance with Section 16(a) of the Exchange Act

                   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange
Commission ("SEC") and any exchange on which the Company's securities may be traded. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

                   Based solely on its review of the copies of such forms received by it or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all such filing requirements for the year ended June 30, 1995 were complied with except as follows: one form each was filed late by Dr. Tesler, Mr. Cantaffa and Ms. Brown with respect to the options granted in August 1994; one form was filed late by Dr. Tesler with respect to shares received in June 1995; one form each was filed late by Messrs. Blackshire, Callahan and Cheesman with respect to the options and stock bonuses which they received in December 1994; and three forms were filed late by ICC with respect to grants and exercises of preemptive rights in August and September 1994 and May 1995.


Item 11.     Executive Compensation

    Compensation of Directors

                   Members of the Board of Directors who are not employees of the Company or representatives of the Company's majority stockholder are compensated at the rate of $2,500 per year, plus $500 for each meeting attended. Members are also paid for special projects undertaken on behalf of the Company and for actual expenses incurred in connection with their attendance at Board meetings. In fiscal 1995, the three directors who were not officers of the Company or ICC also received stock grants of 15,000 shares as additional compensation for services performed as a director
(valued at $.375 per share) and options to purchase 75,000 shares of Common Stock at $.91 per share, 50,000 of which were immediately exercisable and 25,000 of which become exercisable on December 16, 1995).

    Summary Compensation Table

                   The following table sets forth the
compensation by the Company for the most recent three fiscal years as well as certain other compensation paid to or accrued for the account of the Chief Executive Officer and each of the other executive officers of the Company (the "Named Executives") whose salaries and bonuses exceeded $100,000 for the fiscal year ended June 30, 1995.

Annual Compensation                                                       Long-Term Compensation
                                                                                  Awards        Payouts
                                                                    Restricted     Securities
                                                    Other Annual      Stock       Underlying    LTIP
          Name and                Salary    Bonus   Compensation       Awards       Options   Payouts       All Other
    Principal Position     Year    $           $             $          $                #        $         Compensation

    Max A. Tesler          1995   242,000   30,000                     7,000                                $50,000
    President and          1994   223,000                             22,000                                $50,000
    Chief Executive        1993   200,000                             54,000       333,200                  $42,000
    Officer

    Anthony Cantaffa       1995   145,000   15,000
    Vice President ,       1994   132,000                              5,000
    Mergers and            1993   122,500                              5,000                  26,800                   _
    Acquisitions

    1   Consists of $50,000, $50,000, and $42,000 paid in fiscal 1995, 1994, and 1993, respectively, in connection with the waiver of certain provisions of Dr. Tesler's employment agreement in connection with the change of control provisions of such agreement.  See "Employment
        Agreements."

    2   Issued in connection with the waiver of certain provisions of Dr. Tesler's employment agreement in connection with the change of control provisions of such agreement.

                       The compensation of the Company's
President during the fiscal years ended June 30, 1995, 1994 and 1993 was determined pursuant to his employment agreement.

                       In connection with the ICC Option
Agreement, as amended, management was issued shares and warrants to purchase shares of the Company's Common Stock. See "Certain
Relationships and Related Transactions."

    Option Grants in Fiscal 1995

                       In August 1994, the Company's Board of
Directors approved a Stock Option Plan (the "Plan") which provides for the grant of options to purchase Common Stock to officers, directors and certain employees. The Plan provides incentives in the form of incentive stock options as defined in the Internal Revenue Code of 1986 and non-statutory stock options. The Plan is administered by the Stock Option Committee of the Board of Directors which determines the employees, officers and directors who are to receive options, the type of option to be granted, and the number of shares subject to each option. A total of 1,000,000 shares were reserved for issuance upon the exercise of the options granted under the Plan, and as of September 1, 1995, 607,025 options had been issued to employees at an exercise price of $.85 per share.

                       Incentive stock options under the Plan
may not be granted with a purchase price less than the fair market value of the Common Stock on the date the options are granted (or, for persons who own more than 10% of the Company's outstanding voting stock, not less than 110% of such fair market value.) Non-statutory stock options may be granted at such prices as the Committee determines. Aside from the maximum number of shares of Common Stock reserved for issuance under the Plan, there is no minimum or maximum number of shares which may be subject to options granted under the Plan. However, the aggregate fair market value (determined as of the time the option is granted) of shares of Common Stock with respect to which incentive stock options become exercisable for the first time by the optionee under the Plan during any calendar year may not exceed $100,000. Options may not be transferred other than by will and the laws of descent and distribution, and during the lifetime of an optionee may be exercised only by the
optionee.   The term of each option, which is fixed by the
Committee, may not exceed ten years from the date the option is granted (except that the term may not exceed five years for incentive stock options granted to persons who own more than 10% of the Company's outstanding stock).

                       Incentive stock options and non-statutory stock options granted under the Plan are exercisable immediately, or in one or more installments at such times and upon such conditions as determined by the Committee.

                       On the date of grant of options under the Plan, there were 5,625 options outstanding under the Company's 1984 Stock Option Plan and 48,304 options outstanding under the Company's 1989 Stock Option Plan. Upon acceptance by grantees under the Plan, the previous options held by them under the 1984 and 1989 plans were forfeited.

                       In December 1994, the Stock Option
Committee of the Board of Directors granted a total of 225,000 options to purchase Common Stock to its three outside directors.
The options are exercisable in installments prior to December
1999 at a price of $.91 per share.

                       The following table contains information concerning the grant of stock options to the Named Executives during fiscal 1995 (the Company has no outstanding stock appreciation rights - "SARs" - and granted no SARs during fiscal
1995):

                                           Individual Grants                                     Potential Realizable
                                                                                                Value at Assumed Annual
                         No. of          Percent of                                              Rates of Stock Price
                       Securities       Total Options                                              Appreciation for
                       Underlying        Granted to      Exercise                                    Option Term1
                         Options        Employees in       Price    Expiration
    Name                Granted2         Fiscal Year    ($/Share)3        Date                     5%($)        10%($)
    Max A. Tesler         162,500           27%            $.85      1999-2001                      $0          $24,000

    Anthony Cantaffa       85,000           14%            $.85      1999-2001                      $0          $13,000

_______________________________
1    Executives may not sell or assign any stock grants, which have value only to the extent of stock price appreciation, which will benefit all shareholders commensurately.  The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the SEC rules and are not intended to forecast future appreciation, if any, of the stock price.  The Company did not use an alternate formula for a grant date valuation as it is not aware of any formmula which iwll determine with reasonable accuracy a present value based on future unknown or volatile factors.  Actual gains, if any, of stock option exercises and
     Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions.  There can be no assurance that the amounts reflected in this table will be achieved.
2    All of the noted options are exercisable in three installments, commencing immediately and on the two subsequent anniversaries of the date of grant.
3    The exercise price is equal to or higher than the fair market value of the Company's Common Stock on the date of the grant.

     Aggregated Option Exercises and Fiscal
     Year-End Option Values in Fiscal 1995

                       No options or SARs were exercised by any executive officer of the Company during fiscal 1995. The following table sets forth information with respect to the Named Executive concerning unexercised options held at fiscal year-end (as noted above, the Company has no outstanding SARs, and no SARs were exercised in the current fiscal year):

                                                               Number of Unexercised             Value of Unexercised
                                                               Securities Underlying             In-the-Money Options
                                                                 Options at 6/30/95                 at 6/30/95 ($)1
                                  Shares       Realized
                               Acquired on       Value                         Unexer-           Exer-        Unexer-
    Name                       Exercise(#)        ($)       Exercisable        cisable           cisable       cisable

    Max A. Tesler                  -0-          N/A            504,033            54,167         $33,000          -0-

    Anthony Cantaffa               -0-          N/A             83,467            28,333          $3,000          -0-
    ____________________

    1    Market value of underlying securities at year end, as applicable, minus the exercise price.   The
         "bid" and "asked" prices on the OTC Bulletin Board on June 30, 1995, were $.45 and $.83 respectively.  Certain options are excluded since they are "out of the money."

    Employment Contracts and Change in Control Arrangements

                       Dr. Tesler, Mr. Cantaffa and Ms. Brown
each have an employment agreement with the Company. Dr. Tesler's agreement, as amended, provides for an annual base salary of $200,000 and expires on December 31, 1997; Mr. Cantaffa's agreement, as amended, provides for an annual base salary of $125,000 and expires on December 31, 1996; Ms. Brown's agreement provides for an annual base salary of $46,000 and expires December 31, 1996. In connection with the execution of the ICC Option Agreement, as amended, Dr. Tesler, Mr. Cantaffa and Ms. Brown each executed an amendment to their employment agreements, pursuant to which the term of the agreements were extended and the provisions for cost of living increases and other provisions were deleted. Dr. Tesler's employment agreement also provided that, in the event of a "Change of Control" of the Company, as defined in his agreement, he was entitled to receive cash compensation equal to two times his last annual salary and 10% of the total number of shares outstanding on the date of such Change of Control on a fully diluted basis (i.e. giving effect to the exercise of all outstanding warrants, options and other rights to shares of the Company's Common Stock). In addition, the employment agreement provided for Dr. Tesler to receive 5% of pre-tax profits and specified warrants to receive Common Stock. Dr. Tesler waived the right to receive 5% of pre-tax profits and certain warrants provided for in the employment agreement in connection with the ICC Option Agreement. Also in connection with the ICC transaction, Dr. Tesler waived the right to receive $400,000 (twice his last annual salary) and instead agreed to receive $50,000 per year for four years and also agreed to receive 400,000 warrants to purchase Common Stock at $.50 per share, of which 66,800 warrants were distributed to other key management personnel. See "Certain Relationships and Related Transactions."

              Options granted under the Company's 1994 Stock Option Plan may include provisions accelerating the vesting schedule in the case of defined changes in control. Options granted to date under such plan have included such provision.

Item 12.    Security Ownership of Certain Beneficial Owners and
Management

                       The following table shows information, as of September 20, 1995, with respect to the beneficial ownership of Common Stock by (i) each director, (ii) each Named Executive,
(iii) each person or group known to the Company to own beneficially more than 5% of the outstanding Common Stock, and
(iv) all executive officers and directors as a group.

         Name and Address of                                 Amount and Nature of         Percentage
         Beneficial Owner                                    Beneficial Ownership           of Class
         Dr. Max A. Tesler2                                           1,204,160                  4.0%
         30 Central Park South
         New York, NY 10019

         Anthony Cantaffa                                               275,338                   *
         c/o Pharmaceutical Formulations, Inc.
         460 Plainfield Ave
         Edison, NJ  08818

         ICC Industries Inc.3                                        19,635,894                 66.7%
         460 Park Avenue
         New York, NY 10022

         Dr. John Farber3                                            19,635,894                  66.7%
         c/o ICC Industries Inc.
         460 Park Avenue
         New York, NY 10022

         John L. Oram                                                     -0-                     -0-
         c/o ICC Industries Inc.
         460 Park Avenue
         New York, NY 10022

         Ben A. Blackshire                                              65,000                     *
         c/o Strategem, Inc.
         8012 State Line Road
         Leawood, KS 66208

         Ray W. Cheesman                                                 95,000                    *
         c/o Pharmaceutical Formulations, Inc.
         460 Plainfield Avenue
         Edison, NJ 08818

         Michael P. Callahan                                             65,000                    *
         c/o Pharmaceutical Formulations, Inc.
         460 Plainfield Avenue
         Edison, NJ 08818

         Officers and Directors                                       1,133,391                  5.5%
         as a Group (7 persons)
         _______________________

    *    Less than 1%.

    1    Except as described in the following notes, beneficial ownership assumes each person or group owns the shares directly and has sole voting and investment power with respect to such shares.
         A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of outstanding options.

    2    Includes (i) 340,442 shares of Common Stock owned by NuMatco, Inc. ("NuMatco"), a company of which Dr. Tesler is sole officer, director and stockholder; (ii) currently exercisable warrants to purchase 333,200 shares of Common Stock, exercisable at a price of $.50 per share until
         October 1, 1998; (iii) exercisable incentive stock options to purchase a total of 78,431 shares, at a price of
         $.85 per share, expiring August 29, 1999 through August 29, 2001; (iv) exceriseable non-qualified options to purchase 29,902 shares at $.85 expiring on August 29, 1999; (v) currently exercisable warrants to purchase 62,500 shares at $1.60 per share until August 22, 1996; and (vi) 20 shares issuable upon conversion of each of 327  8% Convertible Debentures for a total of 6,813 shares, which Debentures are owned by BTS
         Therapeutics Corp., a company wholly-owned by Dr. Tesler; and (vi) 75,652 shares owned by
         HTA Co. which shares represent Dr. Tesler's 50% ownership interest in the total 151,305 shares owned by HTA Co.

    3    Does not include approximately 3,700,000 shares issuable in connection with ICC's Limited
         Preemptive Rights.  Dr. Farber is the majority stockholder of ICC.  See "Certain Relationships and
         Related Transactions."

    4    Includes shares of Common Stock subject to stock options exercisable as of September 20, 1995 or within 60 days thereof as follows:  Mr. Cantaffa:  83,467; Mr. Blackshire: 50,000; Mr. Chessman:  50,000;  Mr.
         Callahan:  50,000; and all officers and directors as a group: 766,680

Item 13.    Certain Relationships and Related Transactions

    Option Agreement with ICC

                   In September 1991, the Company entered into the ICC Option Agreement, pursuant to which ICC was granted a series of three options to acquire a total of 66.67% of the number of shares of the Company's Common Stock outstanding after the exercise of all options owned by ICC and certain other outstanding options, warrants, rights and convertible securities. At the time of the execution of the ICC Option Agreement, the market price of the Common Stock ranged from approximately $.02 to $.08 per share. The ICC Option Agreement provides for certain anti-dilution adjustments and preemptive rights in the event of additional issuances of Common Stock subsequent to the execution of the ICC Option Agreement. The ICC Option Agreement was amended on May 8, May 28, and September 24, 1992 and March 29 and May 24, 1993 to adjust the exercise price and the number of shares issuable upon exercise of the options granted to ICC, resulting from the issuance of additional shares of Common Stock to other parties. The May 8 and May 28, 1992 amendments quantified the reduction in the exercise price and the increase in the number of shares of Common Stock issuable which resulted from the January 1992 issuance of 3,813,092 shares of Common Stock as an interest payment on the Company's 8% Convertible Debentures (at which time the market price of the Common Stock was approximately $.06 per share). The September 24, 1992 and March 29, 1993 amendments quantified the reduction in exercise price and the increase in the number of shares of Common Stock issuable which resulted from the September 1992 issuance of 1,500,000 shares of Common Stock in settlement of certain outstanding obligations to unaffiliated parties (which shares were valued by an independent investment banker at $.10 per share). The May 24, 1993 amendment requires the Company to refrain from issuing stock, or rights to acquire stock, without ICC's approval prior to the next annual meeting of stockholders (which was held on July 14, 1993) except as otherwise authorized thereby.

                   Option No. 1 granted ICC the right to acquire up to 2,418,757 shares of the Company's Common Stock at a price of $.13555 per share, exercisable until June 16, 1992, which option was exercised in full on May 8, 1992 (at which time the market price of the Common Stock was approximately $.20 per share). As permitted by the ICC Option Agreement, payment for the shares in the amount of $327,850 was made by crediting certain indebtedness owed by the Company to ICC under a credit line agreement and toll conversion agreement, each dated September 6, 1991, and various trust receipt and security agreements (collectively, the "ICC Credit Agreements"). The indebtedness, which totaled $1,018,000 on May 8, 1992 (prior to exercise of Option No. 1), was incurred for the purchase of raw materials, and was reduced to $690,150 by the exercise of Option No. 1.

                   Option No. 2 granted ICC the right to acquire up to 6,535,436 shares of the Company's Common Stock, at a price of $.1036286 per share, exercisable until September 16, 1992, which date was extended to October 14, 1992. On September 24, 1992, ICC exercised its right to acquire 2,138,600 shares under Option No. 2, payment for which was made in cash totaling $221,620. On October 1, 1992, ICC exercised the balance of Option No. 2 and acquired pursuant thereto an additional 4,396,836 shares of the Company's Common Stock, payment for which in the amount of $455,638 was made by crediting indebtedness owed by the Company to ICC under the ICC Credit Agreements which totaled $1,429,000 on October 1, 1992 (prior to exercise of Option No. 2), thereby reducing the Company's indebtedness to ICC to $973,362. The indebtedness to ICC was incurred for the purchase of raw materials. The market price for the Common Stock at the time of the foregoing option exercise was approximately $.31 per share.

                   Option No. 3 granted ICC the right to acquire up to 8,954,193 shares of the Company's Common Stock, at a price of $.1553 ($.11225 prior to March 29, 1993) per share, exercisable until July 10, 1993. On October 1, 1992, ICC exercised its right to acquire 2,000,000 shares under Option
No. 3, payment for which was made by crediting indebtedness totaling $224,500 owed by the Company to ICC under the ICC Credit Agreements. As a result of the exercise of Option No. 2 and the partial exercise of Option No. 3, ICC acquired voting control of the Company as of October 1, 1992 (the "Change of Control Date"). As of the Change of Control Date, ICC owned a total of 10,954,193 shares of the Company's Common Stock, representing approximately 55% of the total number of shares outstanding on that date. The Company's indebtedness to ICC after the exercise of Option No. 3 was $748,862. The market price for the Common Stock at the time of the foregoing ption exercise was approximately $.31 per share. Pursuant to the amendment to the ICC Option on March 29, 1993, the exercise price for the 6,954,192 shares remaining under Option No. 3 was increased to $.1553 per share and the option expiration date on 1,927,741 shares was extended until the earlier of July 10, 1995 or the effective date of any registration statement filed with the Commission with respect to a public offering of the Company's securities (the expiration date on the other 5,026,452 shares remaining at July 10, 1993). The increase in exercise price resulted from a revaluation of 1,500,000 shares of Common Stock issued in September 1992 in settlement of certain outstanding obligations to unaffiliated parties. On March 29, 1993, ICC exercised its right to acquire 4,000,000 shares under Option No. 3, payment for which was made by crediting indebtedness totaling $622,000 owed by the Company to ICC under the ICC Credit Agreements. On June 22, 1993, ICC exercised its right to acquire 1,026,452 shares under Option No. 3, payment for which was made by crediting indebtedness totaling $159,408 owed by the Company to ICC under the ICC Credit Agreements. The Company's indebtedness to ICC after the exercise of such portion of Option No. 3 was $7,031. The market price for the Common Stock at the time of the foregoing option exercise was approximately $.75 per share. On May 16, 1994, ICC exercised the remaining 1,927,741 shares under Option No. 3. Payment for the shares of $299,378 was made by crediting certain indebtedness owed by ICC to the Company.

                   Under the ICC Option Agreement, as amended,
ICC was also granted certain preemptive rights (the "Limited Preemptive Rights") at a price equal to the lesser of the exercise price (or conversion price, as the case may be), of certain additional outstanding options, warrants and other rights to purchase shares of Common Stock (the "Convertible Securities") or $.25 (except with respect to certain warrants to purchase 400,000 shares of the Company's Common Stock granted to management in September 1992, in which case the price is $.50).

                   The following events have necessitated the following antidilution adjustments or preemptive rights with respect to the ICC Option Agreement since the options were last amended: (a) on April 7, 1993, ICC exercised its right to purchase 58,066 shares of Common Stock at a per share purchase price of $.25, which right arose as a result of the conversion in 1993 of 8.25% Convertible Debentures into 29,033 shares of Common Stock, payment for which was made by crediting indebtedness totaling $14,517; (b) on August 26, 1993, ICC exercised its right to purchase 38,838 shares of Common Stock at a per share purchase price of $.25, which right arose as a result of the issuance of 19,420 shares to Management in 1993, payment for which was made by crediting indebtedness totaling $9,710; (c) on November 9, 1993, ICC exercised its right to purchase 960,210 shares of Common Stock at a per share purchase price of $.25, which right arose as a result of the exercise of unit purchase options by certain of the Company's Unit Purchase Option holders in 1993 and 1994 to purchase 448,140 shares of Common Stock and the resulting issuance of 31,964 shares to management in 1993 and 1994 and, payment for which was made by crediting indebtedness totaling $240,053; (d) in connection with the issuance of warrants to CIT and a bridge lender, ICC received warrants for the purchase of an aggregate of 320,000 shares of Common Stock at a purchase price of $.75 with respect to 20,000 shares and $.25 with respect to 300,000 shares, which warrants were exercised by ICC in June 1994;
(e) in July 1994, ICC exercised its right to purchase 4,798 shares of common stock at a per-share purchase price of $.25, which right arose as a result of the conversion in June 1994 of 8.25% Convertible Debentures into 2,167 shares of Common Stock and the issuance of 233 shares to key management, payment for which was made in cash; (f) on May 16, 1995, ICC exercised its right to purchase 269,670 shares of Common Stock at a per-share purchase price of $.25, which right arose as a result of the conversion in April 1995 of 8.25% Convertible Debentures into 121,727 shares of Common Stock and the issuance of 13,108 shares to key management, payment for which was made in cash and (g) on September 20, 1995 ICC exercised its right to purchase 76,926 shares of Common stock at a per share price of $.25, which right arose as a result of the conversion in August 1995 of 8.25% Convertible Debentures into 34,272 shares of Common Stock and the issuance of 3,691 shares to key management, payment for which was made in cash. The Limited Preemptive Rights are exercisable for a period of 45 days after the Company sends notice to ICC that shares have been issued in connection with any outstanding Convertible Securities. The Company cannot predict whether any shares will be issued pursuant to the exercise of outstanding Convertible Securities or whether ICC will exercise any preemptive rights.

                   Accordingly, as of September 27, 1995, ICC owned a total of 19,635,894 shares of the Company's Common Stock, representing approximately 66.7% of the total number of shares outstanding on that date, and it held rights to acquire additional shares under the Limited Preemptive Rights.

    Raw Materials Financing and Purchasing of Finished Product

                   During fiscal 1993, ICC purchased all of the Company's requirements for ibuprofen as well as a number of other raw materials. Finished products using such raw material were sold to ICC as well as independent third parties. In consideration for ICC's participation, ICC received payments of 5% of ICC's cost for the purchase of ibuprofen for sales to customers other than ICC. In connection with the foregoing transactions, as of June 30, 1993, $1,138,000 of inventory owned by ICC was being stored at the Company's manufacturing facility.

In connection with finished products purchased by ICC directly from the Company, ICC received payments from the Company equal to 3% of the gross sales price of such products. ICC's total purchases of raw materials on behalf of the Company totaled $13,277,000 for fiscal 1993. ICC's payments for goods purchased from the Company were typically credited against amounts owed by the Company under the ICC Credit Agreements. ICC received total payments from the Company of $688,000 for its services pursuant to the foregoing arrangements in fiscal 1993. For fiscal 1993, ICC's purchases of goods from the Company represented 20% of the Company's total sales.

                   During the fiscal year ended June 30, 1994, ICC purchased, on the Company's behalf, all of the Company's requirements for ibuprofen, for which ICC received payment of 3% of ICC's cost for the purchase of ibuprofen for sales to customers other than ICC. ICC also sold to the Company other raw materials. In addition, ICC purchased finished ibuprofen products from the Company as its customer, and in each case, receives payment from the Company of 1.5% of the gross sales price of such products. ICC's total purchases of raw materials, including ibuprofen as mentioned above, on behalf of the Company totaled $14,300,000 for the fiscal year ended June 30, 1994, and total fees paid to ICC for such purchases totaled $453,000. Beginning July 1, 1994, the Company no longer purchased ibuprofen products from ICC nor was the Company selling finished ibuprofen products to ICC. The Company is purchasing ibuprofen directly from the manufacturer and is selling the finished products to the unaffiliated party rather than ICC. Accordingly, no ICC inventory is currently stored at the Company's facilities.

                   During the fiscal year ended June 30, 1995, the Company purchased $1,219,000 of raw materials from ICC.

    Lease Financing

                   ICC has also assisted the Company in
obtaining certain machinery and equipment for the expansion of the Company's production capacity. In such cases, ICC, or its affiliates, typically acted as lessor of the equipment for which a fee is paid by the Company. Prior to the fiscal year ended June 30, 1993, the Company had experienced continuing losses.
As a result of such losses and the general financial condition of the Company at that time, the Company would not otherwise have been able to secure such leases and credit facilities in the amounts required for the Company's continuing and planned operations.

                   There are currently several leases entered into pursuant to the Master Equipment Lease Agreements with ICC.

ICC's cost for the leased equipment was approximately $5,848,000; monthly rent is currently approximately $135,000. The terms of the rentals are scheduled to expire at various imes in the years 1995 through 2000. The Company has options to purchase the leased equipment at the expiration of the lease terms.

                   Although the Company's financial condition has improved and it reported net income for fiscal years ended June 30, 1995, 1994 and 1993, the Company encountered some difficulty in obtaining significant capital equipment financing from unaffiliated sources on acceptable terms. The Company believes that its leasing and financing transactions are on terms which are at least as favorable as the Company could receive from an unaffiliated third party. In September 1995, the Company completed a $3,000,000 capital equipment line with a financial institution. The Company will use this line for future capital equipment purchases.

    Cimetidine Agreement

                   In August 1993, the Company and ICC Chemical
Corporation, an affiliate of ICC, entered into a cooperative joint venture regarding the manufacture of cimetidine, an anti-ulcer drug (the "Cimetidine Agreement"). Pursuant to the Cimetidine Agreement, ICC will be the sole source of raw material at competitive prices; ICC shall pay all outside expenses relating to the preparation of prescription and OTC ANDAs; the Company will prepare and file ANDA's for prescription and over-the-counter cimetidine; the Company will manufacture FDA-approved products; and ICC will be the exclusive sales agent for which it will receive 20% of the sale price (to the extent that ICC authorizes the Company to sell directly, ICC will receive a 10% commission) and ICC, if the Company agrees, may buy cimetidine for resale, for which ICC will pay 10% less than the price to the customer. The term of the agreement is 10 years from the date of FDA approval of the sale and distribution of such product. As of June 30, 1995, the Company has not expended any funds on this project.

    Related Transactions

                   Pursuant to the ICC Option Agreement and the waiver of certain provisions of Dr. Tesler's employment agreement, as amended, management was issued shares and warrants to purchase shares of the Company's Common Stock as follows:

                                                    Number of
    Name                                       Shares or Warrants1                   Date of Issue
    Max A. Tesler2                             250,000   shares                      September 6, 1991
                                               340,442   shares                      May 8, 1992
                                               134,495   shares                      September 24, 1992
                                               333,200   warrants                    September 24, 1992
                                                 2,089   shares                      May 12, 1993
                                                10,886   shares                      June 25, 1993
                                                 5,235   shares                      October 19, 1993
                                                16,122   shares                      December 3, 1993
                                                   156   shares                      September 1, 1994
                                                13,108   shares                      June 30, 1995
                                                 3,691   shares                      September 20, 1995

    Anthony Cantaffa2                           20,000   shares                      September 6, 1991
                                                27,383   shares                      May 8, 1992
                                                10,817   shares                      September 24, 1992
                                                26,800   warrants                    September 24, 1992
                                                   416   shares                      May 12, 1993
                                                 2,169   shares                      June 25, 1993
                                                 1,043   shares                      October 19, 1993
                                                 3,212   shares                      December 3, 1993
                                                    31   shares                      September 1, 1994

    Sandra J. Brown2                            10,000   shares                      September 6, 1991
                                                13,486   shares                      May 8, 1992
                                                 5,328   shares                      September 24, 1992
                                                13,200   warrants                    September 24, 1992
                                                   205   shares                      May 12, 1993
                                                 1,069   shares                      June 25, 1993
                                                   515   shares                      October 19, 1993
                                                 1,583   shares                      December 3, 1993
                                                    15   shares                      September 1, 1994

    1    All of the foregoing management warrants are exercisable at a price of $.50 per share for a period of six years from grant.  The exercise price per share and number of shares issuable upon exercise of the warrants are subject to certain anti-dilution rights and other adjustments as set forth in the warrant agreements.  There is, however, no adjustment for reverse stock splits, such that the warrant holder is entitled, after a reverse stock split, to purchase the same number of shares which he or she was entitled to purchase before the reverse stock split at a price of $.50 per share.  The warrant agreements also contain certain demand and "piggy back" registration rights in connection with the shares underlying the warrants and such shares were registered for sale to the public in
         August 1993 pursuant to Registration Statement No. 33-52704.

    2    Such individuals are also entitled to an aggregate of up to approximately 148,300 additional shares in the event that convertible securities existing at September 24, 1992 are converted into
         Common Stock.

                   The Company utilizes a third-party
administrator to control its partially-self-insured health benefits program. This entity leases a portion of a 1,600-square-feet office at 30 Central Park South in New York
City at a monthly rental of $3,000 from a corporation in which the President of the Company has a minority interest.


PART IV

Item 14.           Exhibits, Financial Statement Schedule and
Reports on Form 8-K

                       (a) (1) and (2)  Financial Statements and
Financial Statement Schedule:  See "Index to Financial
Statements" set forth in Item 8, "Financial Statements and
Supplementary Data".

                       (a) (3) and (c) Exhibits: Exhibits are numbered in accordance with Item 601 of Regulation S-K.

    Exhibit
    Numbers            Description
    1a                 Indenture (1)

    1b                 New Indenture (2)

    3a                 Articles of Incorporation, as amended (3)

    3b                 By-laws, as amended (3)

    10a                Employment Agreement with Max A. Tesler, as extended (4)*

    10b                Employment Agreement with Anthony Cantaffa, as extended (4)*

    10c                Employment Agreement with Sandra J. Brown, as extended (4)*

    10d                Loan and Security Agreement between Fidelcor Business Credit Corporation and the
                       Registrant (formerly known as PharmaControl Corp.) (5)

    10e Warrant Agreement between the Registrant and Max A. Tesler, dated August 23, 1990 (6)*

    10f                1989 Stock Option Plan (7)

    10g                Agreement dated September 6, 1991 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc.
                       (8)

    10h                Agreement dated September 24, 1992 among the Registrant (formerly known as
                       PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (9)

    10i                Agreement dated March 29, 1993 among the Registrant (formerly known as
                       PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (10)

    10j                Agreement dated May 8, 1992, among the Registrant (formerly known as
                       PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (9)

    10k                Agreement dated May 28, 1992, among the Registrant (formerly known as
                       PharmaControl Corp.)., Private Formulations, Inc. and ICC Industries Inc. (9)

    10l                Agreement dated May 24, 1993, among the Registrant (formerly known as
                       PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (10)

    10m                Agreement dated September 29, 1992 among Materials Processing Technology, Inc.
                       and the Registrant (formerly known as PharmaControl Corp.).(9)

    10o                1994 Stock Option Plan (11)*

    10n                Warrant Agreements dated October 1, 1992 between the Registrant (formerly known as PharmaControl Corp.) and Max A. Tesler,  Anthony Cantaffa, George Chin and
                       Sandra J. Brown (9).*

    22                 List of the Registrant's Subsidiaries:  None


    _____________________

    *         Management contracts or compensatory plans

    (1)       Incorporated herein by reference to the Registrant's Form S-1, File No. 33-13291

    (2)       Incorporated herein by reference to the Registrant's Form S-4, File No. 33-44033

    (3)       Filed with the Annual Report on Form 10-K for the year ended June 30, 1983 and incorporated by reference herein, except for (a) Amendment to Certificate of Incorporation filed with the
              Delaware Secretary of State on April 13, 1984  which was filed with the Registration
              Statement on Form S-1 (File No. 2-88752), (b) Amendment to Certificate of Incorporation
              filed with the Delaware Secretary of State on February 3, 1987 which was filed with Post-
              Effective Amendment No. 3 to Registration Statement on Form S-1 (File No. 33-6731),
              (c) Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on
              November 16, 1991, which was filed with the Annual Report on Form 10-K for the year ended
              June 30, 1991, (d) Amendment to Certificate of Incorporation filed with the Delaware
              Secretary of State on January 26, 1994 which was filed with the Quarterly Report on Form 10-
              Q for the period ended March 31, 1994, and (e) Amendment to the Company's By-Laws filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, each of which is incorporated by reference herein.

    (4)       Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1993 and incorporated herein by reference.

    (5)       Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
              August 2, 1989.

    (6)       Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
              August 23, 1990.

    (7)       Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1989 and incorporated herein by reference.

    (8)       Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated
              September 6, 1991.

    (9)       Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 and incorporated herein by reference.

    (10)      Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.

    (11)      Filed herewith.

                       (b)  Reports on Form 8-K - The Registrant
did not file any reports on Form 8-K during and since the last quarter of the fiscal year ended June 30, 1995.

                                                    SIGNATURES

                       Pursuant to the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


PHARMACEUTICAL FORMULATIONS, INC.

                                         By:/s/MAX A. TESLER


                                         Max A. Tesler, M.D.
                                         President, Chief
                                         Executive Officer and a
                                         Director
    Dated:       September 27, 1995

                       Pursuant to the requirements of the
Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     Name                                            Title                                 Date

    /s/MAX A. TESLER                                  President, Chief Executive               September 27, 1995
    Max A. Tesler, M.D.                               Officer, and a Director
                                                      (Principal Executive
                                                      Officer)

    /s/FRANK MARCHESE                                 Vice President - Finance,                September 27, 1995
    Frank Marchese                                    Chief Financial Officer,
                                                      and Treasurer (Principal
                                                      Financial Officer)

    /s/JOHN L. ORAM                                   Director                                 September 27, 1995
    John L. Oram



    /s/RAY W. CHEESMAN                                Director                                 September 27, 1995
    Ray W. Cheesman



    /s/MICHAEL P. CALLAHAN                            Director                                 September 27, 1995
    Michael P. Callahan



    /s/BEN A. BLACKSHIRE                              Director                                 September 27, 1995
    Ben A. Blackshire

                                   EXHIBIT INDEX


Number             Description

10(o)              1994 Stock Option Plan

27                 Financial Data Schedule