Form 10-Q
period 1995-09-30
PHARMACEUTICAL FORMULATIONS INC
filed 1995-11-14
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549

FORM 10-Q

(Mark one)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended:         SEPTEMBER 30, 1995
OR

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

(Registrant's telephone number, including area code(908) 985-7100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                        X  Yes       No

The number of shares outstanding of common stock, $.08 par value, as of October 31, 1995 was 29,438,814.


       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                 PART I.  FINANCIAL INFORMATION

Item 1 - Financial Statements

                                    CONSOLIDATED BALANCE SHEETS




                           ASSETS                 September 30,          June 30,
                                                     1995                  1995
                                                   (Unaudited)            (Note 1)
CURRENT ASSETS
  Cash                                              $   72,000             $  655,000
  Accounts receivable - net of allowance
    for doubtful accounts of $301,000 and
    $333,0001                                        8,639,000              8,093,000

  Income tax receivable                                300,000
  Inventories                                       14,619,000             14,915,000
  Prepaid expenses and other current assets            888,000                696,000
  Deferred tax asset                                   400,000                400,000
    Total current assets                            24,918,000             24,759,000

PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and
    amortization of $11,231,000 and
    $10,832,000                                     15,658,000             14,346,000

OTHER ASSETS
   Deferred financing costs                            112,000                130,000
   Deferred tax asset                                1,000,000              1,000,000
   Other assets                                        220,000                221,000
                                                  $ 41,908,000            $40,456,000


                        LIABILITIES AND STOCKHOLDERS'
                             EQUITY (DEFICIENCY)



CURRENT LIABILITIES
  Current portion of long-term debt               $    753,000             $  642,000
  Current portion of capital lease                   1,511,000              1,529,000
     obligations
   Accounts payable                                  9,195,000              9,829,000
   Accrued expenses                                    859,000                549,000
   Income taxes payable                                 38,000                 38,000
     Total current liabilities                      12,356,000             12,587,000


LONG TERM DEBT                                      19,115,000             18,207,000


LONG TERM CAPITAL LEASE OBLIGATIONS                 10,078,000              8,731,000

DEFERRED GAIN ON SALE/LEASEBACK                        464,000                477,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock - par value $.08 per share
    Authorized - 40,000,000 shares
    Issued and outstanding - 29,438,814 and
      29,311,816 shares                              2,355,000              2,347,000
   Capital in excess of par value                   37,239,000             37,200,000
   Accumulated deficit                            ( 39,699,000)          ( 39,093,000)
    Total stockholders' equity (deficiency)       (    105,000)               454,000
                                                   $41,908,000            $40,456,000


                                       PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                             Three Months Ended
                                                September 30,
                                            1995            1994
                                          (Unaudited)    (Unaudited)

REVENUES
  Net sales                               $12,562,000    $15,028,000


COST AND EXPENSES
  Cost of goods sold                       10,681,000     11,455,000
  Selling, general and
    administrative                          1,607,000      1,444,000
  Research and
    development                               208,000        334,000
                                           12,496,000     13,233,000

PROFIT FROM OPERATIONS                         66,000      1,795,000

OTHER INCOME (EXPENSE)
  Interest expense                        (   986,000)    (  942,000)
  Other                                        14,000         16,000
                                          (   972,000)    (  926,000)
INCOME (LOSS) BEFORE
  INCOME TAXES (BENEFIT)                  (   906,000)       869,000

INCOME TAXES (BENEFIT)                    (   300,000)       150,000
NET INCOME (LOSS)                         (   606,000)       719,000

INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE                   ($.02)         $0.02

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                              29,323,000     30,078,000

            PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Three Months Ended
                                                    September 30,
                                              1995                    1994
                                             (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                         ($   606,000)            $  719,000

  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization of
        property, plant and equipment            399,000                339,000
      Amortization of bond discount and
        deferred financing costs                  81,000                 86,000
      Amortization of deferred gain on
        sale/leaseback                        (   13,000)             (  13,000)
      Deferred tax benefit                                            ( 150,000)

  Changes in current assets and liabilities

   (Increase) in accounts receivable          (  546,000)           ( 1,840,000)
    Decrease in inventories                      296,000                366,000
   (Increase)/decrease in other current assets(  491,000)                31,000
    Increase/(decrease) in accounts payable,
        accrued expenses and income taxes
        payable                               (  324,000)               861,000

    Net cash provided from/(used in) operating
      activities                             ( 1,204,000)               399,000

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in other assets                       -                   (135,000)
  (Increase) in property, plant and equipment      -                   (528,000)

    Net cash (used in) investing
      activities                                   -                   (663,000)

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase/(decrease) in borrowings under line
      of credit                                  686,000               ( 18,000)
  Principal payments of capital lease
      obligations                            (   382,000)              (362,000)
  Principal repayments of long-term debt     (   145,000)              (111,000)
  Increase in long-term debt                     443,000
  Issuance of common stock                        19,000

    Net cash provided by (used for) financing
       activities                                621,000               (491,000)

    Net (decrease) in cash                   (   583,000)              (755,000)

CASH, beginning of period                        655,000              1,212,000

CASH, end of period                          $    72,000             $  457,000


                                                       Three Months Ended
                                                           September 30,
                                                  1995                1995
                                                (Unaudited)        (Unaudited)
NON-CASH TRANSACTIONS:
  Capital lease obligations                  $ 1,711,000                $302,000

  Conversion of 8.25% Debentures into common
    stock                                    $    28,000                $   -


Cash paid for interest                       $   786,000                $704,000

Cash paid for income taxes                   $      -                   $ 10,000

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1: INTERIM FINANCIAL REPORTING:

The consolidated balance sheet as of June 30, 1995 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes.

The accompanying financial statements presume that users have read the audited financial statements for the preceding fiscal year. Accordingly, footnotes which would substantially duplicate such disclosure have been omitted.

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist solely of normal recurring accruals.

Certain amounts appearing in the September 30, 1994 financial statements have been reclassified to conform to the September
30,
1995 presentation. There was no effect on net income due to the reclassification.

The results of operations for the three months ended September
30, 1995 are not necessarily indicative of the results to be expected for a full year.

Note 2: CONTINGENCIES:

Other than described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

In or about October 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by an individual seeking monies claimed to be due under an alleged employment agreement. The Company believes that the amount sought, $3,500,000 has been frivolously asserted to harass the Company and that the allegations are completely baseless. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. As a result of plaintiff's poor physical condition, in April 1992, he moved to transfer the matter to the "inactive" trial list which motion has been granted. Accordingly, no further action will be taken by either party with respect to the matter unless and until plaintiff seeks to restore the matter to the active trial calendar.

In or about November 1992, an action was instituted against the Company in the Supreme Court of New York, County of New York by Univest Technologies, alleging that the Company breached its agreement by refusing to furnish Soluble Aspirin to such entity.

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

Note 3: INVENTORIES:
                                 September 30,    June 30,
Inventories consist of the          1995           1995
     following:

       Raw materials            $ 4,806,000      5,321,000
       Work in process              689,000        375,000
       Finished goods             9,124,000      9,219,000
                                $14,619,000    $14,915,000

Note 4: DIVIDENDS:

  No dividends were declared during any period presented.

Note 5: EARNINGS PER SHARE:

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of the dilutive effect of unissued shares under options, warrants and in the case of fully-diluted earnings per share, convertible debentures, computed using the treasury stock method with the average stock prices for primary basis and the higher of average or period end stock prices for fully-diluted basis. Fully-diluted earnings per share are not presented since the amounts are substantially the same as primary earnings per share.

No effect has been given to shares issuable for common stock equivalents for the three months ended September 30, 1995 as the effect would be anti-dilutive.

Note 6: RELATED PARTY TRANSACTIONS:

The following transactions with ICC Industries Inc. ("ICC"), an affiliated Company, are reflected in the consolidated financial statements as of or for the three months ended September 30, 1995 and 1994:

                                    1995               1994

Inventory purchases from ICC        $  135,000         $ 554,000
Interest expense                        90,000           168,000
Accounts payable to ICC                135,000         1,108,000
Equipment lease obligations due ICC  4,924,000         3,277,000


Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations


                       RESULTS OF OPERATIONS

Revenues for the three months ended September 30, 1995 were $12,562,000 compared to $15,028,000 in the comparable period in the prior fiscal year. The decrease in revenues of $2,466,000 is the result of a significant decrease in contract manufacturing business in the three months ended September 30, 1995 compared to the comparable period in the prior fiscal year. In addition, there was a reduction in sales in the private label (store brand) sector of the business due to an unexpected softening in the private label market including a reduction in sales to the Company's largest customer Revco D.S., Inc. ("Revco"). Revco acquired a large drug chain in the first quarter of the prior fiscal year. The prior year includes increased sales to fill the new acquisition's start-up requirements. The lower sales for Revco were offset somewhat by increased sales to other private label and bulk business customers. Two customers represent approximately 31% of the Company's sales for the three months ended September 30, 1995. These two customers are Revco and Walgreen Company ("Walgreen"). Sales to Revco amounted to $1,922,000 for the three months ended September
30, 1995 or 15% of total sales compared to $4,035,000, or 27% of total sales in the comparable quarter in the prior fiscal year. Sales to Walgreen amounted to $2,009,000 or 16% of total sales for the three months ended September 30, 1995 compared to $1,950,000 or 13% of total sales in the comparable period in the prior fiscal year.

Cost of sales as a percentage of sales was 85% for the three months ended September 30, 1995 compared to 76% in the comparable period in the prior fiscal year. The increase in cost of sales as a percentage of sales was due to the reduction in sales volume
(especially, in the contract manufacturing business, which typically has the highest profit margin), an increase in promotional activity to increase volume (coupons, special promotions, etc.) and an increase in certain operating costs such as raw materials, labor rates and warehousing costs. In addition, the recent plant renovation required an extension in the annual plant shut-down period and caused certain temporary operating inefficiencies.

Selling, general and administrative expenses were $1,607,000 for the three months ended September 30, 1995 compared to $1,444,000 in the comparable period in the prior fiscal year. The increase of $163,000 is mainly due to increased marketing costs to continually expand the customer and product base.
Research and development costs were $208,000 for the three months ended September 30, 1995 compared to $334,000 in the comparable period in the prior fiscal year. The decrease of $126,000 is due to the fact that certain product research was substantially completed in fiscal 1995 and research is not being conducted to the same extent in the three months ended September 30, 1995.

As stated above, revenues decreased by $2,466,000 in the three months ended September 30, 1995 as compared to the comparable period in the prior fiscal year. If the Company's bulk and contract manufacturing business continues to decline and if the Company's private label (store brand) business does not grow above the prior year's levels, there will be a negative effect on the Company's operating results.

The Company continues to take steps to reduce costs in an attempt to improve operating results in subsequent quarters. Subsequent to September 30, 1995, the order rate and sales forecast for the private label (store brand) business has increased and the Company expects higher sales in the second quarter than in the first although there can be no assurance thereof.

                LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had working capital of $12,562,000 compared to $12,172,000 at June 30, 1995.

Accounts receivable increased by $546,000 due to the fact that more of the first quarter sales occurred in the later part of the quarter since the facility was shut-down for an extended time period due to the plant upgrade.

Inventories and accounts payable decreased by $296,000 and $634,000, respectively as the Company's inventory requirements were reduced due to sales in the first quarter of the fiscal year ending June 30, 1996.

The Company incurred $1,711,000 of capital expenditures in the three months ended September 30, 1995 most of which related to the plant upgrade of the facility. This was financed through capital leases entered-into with ICC for a total of $1,711,000. In addition, the Company borrowed $443,000 from its institutional lender. Principal payments on capital leases and long-term debt were $382,000 and $145,000 respectively.

In the three months ended September 30, 1995, certain of the 8.25% Debentures were converted into common stock of the Company.
The conversion reduced debt and increased stockholders' equity (deficiency) by approximately $28,000. In addition, ICC exercised its' preemptive rights with respect to such conversions and purchased shares of common stock, which increased stockholders' equity (deficiency) by $19,000.

The Company's working capital and expected operating results are considered to be adequate to fund the Company's operating needs at least through the ensuing twelve months. Significant capital expenditures, however, will require additional financing through capital leases, the institutional lender capital equipment line, or other sources. While the Company has, in the past, had no difficulty obtaining such financing, there can be no assurance the Company will obtain the additional financing necessary for the capital expenditures.

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

       27. Financial Dats Schedule

  (b). Reports on Form 8-K

       None.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       PHARMACEUTICAL FORMULATIONS, INC.
                                (REGISTRANT)


Date:  November 14, 1995   By:  /s/ Max A. Tesler

                                Max A. Tesler,
                                Chief Executive Officer
                                (Principal Executive Officer)



Date:  November 14, 1995   By:  /s/ Frank Marchese

                                Frank Marchese
                       Chief Financial Officer and Treasurer
                            (Principal Financial Officer)