Form 10-Q
period 1995-12-31
PHARMACEUTICAL FORMULATIONS INC
filed 1996-02-14
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

                             FORM 10-Q

(Mark one)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934


          For the Quarterly Period Ended:December 31, 1995
                                 OR

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

 Yes   X     No
     -----      -----

The number of shares outstanding of common stock, $.08 par value, as of January 31, 1996 was 29,438,814.

                    PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    CONSOLIDATED BALANCE SHEETS


                                     ASSETS             December 31,            June 30,
                                                          1995                    1995
                                                         (Unaudited)            (Note 1)
CURRENT ASSETS
  Cash                                                    $   496,000         $   655,000
  Accounts receivable - net of allowance for doubtful
    accounts of $140,000 and $333,000                      10,355,000           8,093,000
  Inventories                                              12,159,000          14,915,000
  Prepaid expenses and other current assets                   627,000             696,000
  Income taxes recoverable                                    581,000
  Deferred tax asset                                          400,000             400,000
    Total current assets                                   24,618,000          24,759,000

PROPERTY, PLANT AND EQUIPMENT
  Net of accumulated depreciation and amortization of
    $11,461,000 and $10,832,000                            16,181,000          14,346,000

OTHER ASSETS
    Deferred financing costs                                  123,000             130,000
    Deferred tax asset                                      1,150,000           1,000,000
    Other assets                                              227,000             221,000
                                                          $42,299,000         $40,456,000

                       LIABILITIES AND STOCKHOLDERS'
                           EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Current portion of long-term debt                       $  642,000            $  642,000
  Current portion of capital lease obligations             1,642,000             1,529,000
  Accounts payable                                         9,665,000             9,829,000
  Accrued expenses                                           685,000               549,000
  Income taxes payable                                                              38,000
    Total current liabilities                             12,634,000            12,587,000

LONG TERM DEBT                                            19,741,000            18,207,000

LONG TERM CAPITAL LEASE OBLIGATIONS                       10,449,000             8,731,000

DEFERRED GAIN ON SALE/LEASEBACK                              451,000               477,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
 Preferred stock - par value $1.00 per share
    Authorized - 10,000,000 shares, none issued                  -                     -
 Common stock - par value $.08 per share
    Authorized - 40,000,000 shares
    Issued and outstanding - 29,438,814 and
      29,311,816 shares                                  2,355,000             2,347,000
 Capital in excess of par value                         37,239,000            37,200,000
 Accumulated deficit                                  ( 40,570,000)          (39,093,000)
    Total stockholders' equity (deficiency)           (    976,000)              454,000
                                                      $ 42,299,000          $ 40,456,000

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)


                          Six Months Ended             Three Months Ended
                             December 31,                 December 31,
                         --------------------          -------------------
                         1995           1994           1995          1994
                         -----          -----          -----         -----
REVENUES

  Net sales             $29,167,000     $33,564,000    $15,772,000   $17,790,000


COST AND EXPENSES
  Cost of goods sold     22,289,000      23,789,000     12,187,000    12,570,000
  Selling, general and
    administrative        6,111,000       5,235,000      3,092,000     2,808,000
  Special compensation
    expense                 678,000               -        678,000             -
  Research and
    development             426,000         748,000        218,000       415,000

                         29,504,000      29,772,000     16,175,000    15,793,000

PROFIT (LOSS)FROM
  OPERATIONS            (   337,000)      3,792,000   (    403,000)    1,997,000

OTHER INCOME (EXPENSE)
  Interest expense      ( 1,911,000)    ( 1,896,000)  (    925,000)  (   954,000)
  Other                      40,000          35,000         26,000        19,000
                        ( 1,871,000)    ( 1,861,000)  (    899,000)  (   935,000)

INCOME (LOSS) BEFORE
 INCOME TAXES (BENEFIT) ( 2,208,000)      1,931,000   (  1,302,000)    1,062,000

INCOME TAXES (BENEFIT)  (   731,000)        360,000   (    431,000)      210,000

NET INCOME (LOSS)       ($1,477,000)    $ 1,571,000   ($   871,000)   $  852,000


INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT
  SHARE                       ($.05)           $.05          ($.03)          $.03
WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING            29,381,000      29,977,000     29,439,000    30,022,000

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                             Six Months Ended
                                               December 31,
                                          ------------------------
                                           1995              1994
                                          ------            ------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       ($1,477,000)      $   1,571,000
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
  for) operating activities:
    Depreciation and amortization of
      property, plant and equipment           805,000             691,000
    Amortization of bond discount and
      deferred financing costs                 57,000             170,000
    Amortization of deferred gain on
      sale/leaseback                      (    26,000)        (    26,000)
    Deferred tax benefit                  (   150,000)        (   300,000)
    Common stock issued for services                               21,000
    Non-cash special compensation             578,000

Changes in current assets and liabilities:

  (Increase) in accounts receivable       ( 2,262,000)        ( 2,782,000)
  (Increase) in income taxes recoverable  (   581,000)
  Decrease in inventories                   2,756,000             622,000
  Decrease in other current assets             69,000             379,000
  Decrease in accounts payable, accrued       -
    expenses and income taxes payable     (   644,000)        (   568,000)


    Net cash (used in) operating
      activities                          (   875,000)        (   222,000)


CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in other assets              (     6,000)        (   192,000)
  (Increase) in property, plant and
    equipment                             (   992,000)        (   910,000)

     Net cash (used in) investing
       activities                         (   998,000)        ( 1,102,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in borrowings under line
    of credit                               1,803,000           2,103,000

  Principal payments of capital lease
    obligations                           (   785,000)        (   678,000)

  Principal repayments of long-term debt  (   291,000)        (   217,000)
  Refinancing of capital leases               968,000

  Issuance of common stock                     19,000

     Net cash provided by financing
      activities                            1,714,000           1,208,000

     Net (decrease) in cash               (   159,000)        (   116,000)

CASH, beginning of period                     655,000           1,212,000

CASH, end of period                        $  496,000          $1,096,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:  INTERIM FINANCIAL REPORTING:

The consolidated balance sheet as of June 30, 1995 has been derived from the audited consolidated balance sheet and is presented for comparative purposes.

The accompanying financial statements presume that users have read the audited financial statements for the preceding fiscal year. Accordingly, footnotes which would substantially dupli-cate such disclosure have been omitted.

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair state-ment of the results for the interim periods presented. Such adjustments consist solely of normal recurring accruals.

Certain amounts appearing in the December 31, 1994 financial statements have been reclassified to conform to the December 31, 1995 presentation. There was no effect on net income due to the reclassification.

The results of operations for the six and three months ended
December 31, 1995 are not necessarily indicative of the results to be expected for a full year.

Note 2:  CONTINGENCIES:

Other than described below, no material proceedings to which the Company is a party, or to which any of its properties are sub-ject, are pending or are known to be contemplated, and the Com-pany knows of no material legal proceedings, pending or threat-ened, or judgments entered against any director or officer of the Company in his capacity as such.

In or about October 1991, an action was instituted in the Supe-rior Court of New Jersey, County of Middlesex, against the Com-pany by an individual seeking monies claimed to be due under an alleged employment agreement. The Company believes that the amount sought, $3,500,000 has been frivolously asserted to ha-rass the Company and that the allegations are completely base-less. The Company has interposed counterclaims against plain-tiff for fraud and related claims and seeks damages in the amount of $5,000,000. As a result of plaintiff's poor physical condition, in April 1994, he moved to transfer the matter to the "inactive" trial list which motion has been granted. According-ly, no further action will be taken by either party with respect to the matter unless and until plaintiff seeks to restore the matter to the active trial calendar.

In or about November 1992, an action was instituted against the Company in the Supreme Court of New York, County of New York by Univest Technologies, alleging that the Company breached its agreement by refusing to furnish Soluble Aspirin to such entity.

Plaintiff seeks "consequential damages" of $1,500,000. The Com-pany denies that any such agreement existed and vigorously de-nies that any monies are owed to plaintiff. The Company moved to dismiss the complaint, which motion was granted with leave to replead. Plaintiff served an amended complaint thereafter and the Company again moved to dismiss the complaint. The Company is awaiting a decision from the court with respect to the Compa-ny's second motion. If the complaint is not dismissed, the Com-pany intends to assert counterclaims against plaintiff for amounts in excess of the amount sought, on the basis of, among other things, plaintiff's fraud and misrepresentation.

In or about July 1994, Puritan Quartz, Inc. ("Puritan") brought suit against the Company, in the U.S. District Court for the Southern District of New York, alleging breach of (i) the Compa-ny's purported contractual obligations to supply Puritan with acetaminophen and ibuprofen for resale to an unaffiliated party; and (ii) related confidentiality obligations. The complaint seeks damages in the aggregate amount of $3,600,000, plus $300,- 000 for each additional month of continuing breach. The Company believes that the clear meaning of the language of the agreement between the parties was that the agreement had a one year term, ending October 26, 1993, prior to the events of the alleged breach, and that such agreement was never extended. According-ly, in the Company's view, it had no obligation whatsoever to Puritan at the time of the alleged breach. The Company further believes that Puritan's claims as to the aggregate amount of its alleged lost profits are overstated. The Company has answered the complaint and served preliminary discovery demands upon Pu-ritan.

Note 3:  INVENTORIES:

                                    December 31,      June 30,
Inventories consist of the              1995            1995
following:

               Raw materials        $ 4,196,000       5,321,000
               Work in process          454,000         375,000
               Finished goods         7,509,000       9,219,000
                                    $12,159,000     $14,915,000

Note 4:  DIVIDENDS:

No dividends were declared during any period presented.


Note 5:  EARNINGS PER SHARE:

Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of the dilutive effect of unissued shares under options, warrants and, in the case of fully-diluted earnings per share, convertible deben-tures, computed using the treasury stock method with the average stock prices for primary basis and the higher of average or pe-riod end stock prices for fully-diluted basis. Fully-diluted earnings per share are not presented since the amounts are sub-stantially the same as primary earnings per share.

No effect has been given to shares issuable for common stock equivalents for the six and three months ended December 31, 1995 as the effect would be anti-dilutive.

Note 6:  RELATED PARTY TRANSACTIONS:

The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the six months ended December 31, 1995 and 1994:


                                        1995               1994

Inventory purchases from ICC         $  315,000        $ 714,000

Interest expense                        223,000          299,000

Accounts payable to ICC                 144,000           53,000

Equipment lease obligations due ICC   5,112,000        3,050,000


Note 7:  SPECIAL COMPENSATION EXPENSE:

In December 1995, the Company replaced its former President and Chief Executive Officer. The Company accrued the estimated remaining obligation due to this individual under his employ-ment contract. In addition, as part of a continuing effort to improve operations, the Company has embarked on a resizing plan. The Company has accrued the estimated severance and other fees to be provided as part of this plan.

Note 8:  SUBSEQUENT EVENTS:

On January 25, 1996 the Board of Directors of the Company ap-proved an issuance of Series Preferred Stock to ICC subject to the formalization of a definitive stock purchase agreement. The exact amount that may be sold, or the definitive terms of the stock, have not yet been determined.

On January 17, 1996, ICC purchased 29 $1,000 8% Convertible
Bonds of the Company due 2002 at a purchase price of $17,643.
ICC offered these bonds to the Company at ICC's cost and the Company has accepted such offer.

ITEM 2:  Management's Discussion and Analysis of Financial
              Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues for the six months ended December 31, 1995 were $29,167,000 compared to $33,564,000 in the comparable period in
the prior fiscal year.   The decrease in revenues of $4,397,000
or 13% is the result of a decrease in contract manufacturing business in the six months ended December 31, 1995 compared to the comparable period in the prior fiscal year.
In addition, there was a reduction in sales in the private label (store brand) sector of the business including a reduction in sales to the Company's largest customer, Revco D.S., Inc. ("Revco"). Revco acquired a large drug chain in the earlier part of the prior fiscal year. The prior year includes increased sales to fill the new acquisition's start-up requirements. The lower sales for Revco were offset somewhat by increased sales to other private label customers. In November 1995, Rite Aid Corporation ("Rite Aid") announced the signing of a merger agreement with Revco. While such a merger may have a negative effect upon the Company, the Company will take efforts to minimize any such effect by an aggressive marketing program to increase sales to Rite Aid. Bulk sales to repackers remained somewhat constant in the current period as compared to the prior fiscal year. Three customers represent approximately 51% of the Company's sales for the six months ended December 31, 1995. These three customers are Revco, Price-Costco, Inc. ("Price-Costco") and Walgreen Company ("Walgreen"). Sales to Revco amounted to $5,201,000 for the six months ended
December 31, 1995 or 18% of total sales compared to $8,662,000 or 26% of total sales in the comparable period in the prior fiscal year. Sales to Walgreen amounted to $4,444,000 or 15% of total sales for the six months ended December 31, 1995 compared to $5,330,000 or 16% of total sales in the comparable period in the prior fiscal year. Sales to Price-Costco amounted to $5,254,000 or 18% of total sales for the six months ended December 31, 1995 compared to $3,404,000 or 10% of total sales in the prior fiscal year.

Sales for the three months ended December 31, 1995 were $15,772,000 compared to $17,790,000 in the comparable period in the prior fiscal year. The decrease of $2,018,000 or 11% is mainly a result of the items discussed above.

Cost of sales as a percentage of sales was 76% for the six months ended December 31, 1995 compared to 71% in the comparable period in the prior fiscal year. The increase in cost of sales as a percentage of sales was due to the reduction in sales volume (especially, in the contract manufacturing business, which typically has the higher profit margin) and an increase in certain operating costs such as raw materials and labor rates. Cost of sales as a percentage of sales was 77% in the three months ended December 31, 1995 as compared to 71% in the comparable period in the prior fiscal year due to the reasons cited above.

Selling, general and administrative expenses were $6,111,000 for the six months ended December 31, 1995 compared to $5,235,000 in the comparable period in the prior fiscal year. The increase of $876,000 is due to an increase in promotional activity to generate sales volume and an increase in distribution costs.
The Company has a new distribution warehouse which was not in operation in the prior year. Research and development costs were $426,000 for the six months ended December 31, 1995 compared to $748,000 in the comparable period in the prior fiscal year. The decrease of $322,000 is due to the fact that certain product research was substantially completed in fiscal 1995 and research is not being conducted to the same extent in the six months ended December 31, 1995.

Selling, general and administrative expenses were $3,092,000 in the three months ended December 31, 1995 as compared to $2,808,000 in the prior period. The increase of $284,000 is due to the reason stated above. Research and Development costs were $218,000 in the three months ended December 31, 1995 as compared to $415,000 in the prior fiscal year. The decrease of $197,000 is due to the reasons stated above.

The Company recorded a special compensation expense of $678,000 in the three months ended December 31, 1995 (see Note 7).

As stated above, revenues decreased by $4,397,000 in the six months ended December 31, 1995 as compared to the comparable period in the prior fiscal year. If the Company's bulk and contract manufacturing business continues to decline and if the Company's private label (store brand) business does not grow above the prior year's levels, there will be a negative effect on the Company's future operating results. The Company has embarked on an aggressive marketing and selling program to increase sales in both the private label (store brand) and contract manufacturing sectors. In addition, a resizing program is being implemented to reduce costs and to improve productivity toward improving operating results in the future. As part of the resizing, a provision for the estimated cost of special compensation and other fees has been reflected in the financial statements for the six months ended December 31, 1995
(see Note 7).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, the Company had working capital of $11,984,000 compared to $12,172,000 at June 30, 1995.

Accounts receivable increased by $2,262,000 due to the higher sales in the three months ended December 31, 1995 as compared to the quarter ending June 30, 1995. Inventories decreased by $2,756,000 as the Company reduced its inventory requirements due to the lower sales in the six months ended December 31, 1995 as compared to the prior year.

The Company incurred $2,640,000 of capital expenditures in the six months ended December 31, 1995, most of which related to the upgrade of the manufacturing facility. This was financed through capital leases entered into with ICC for a total of $1,205,000. ICC refinanced certain equipment lease obligations of the Company which provided an additional $968,000 to finance the plant upgrade. In addition, the Company borrowed $443,000 from its institutional lender. Principal payments on capital leases and long-term debt were $785,000 and $291,000 respectively.

In the six months ended December 31, 1995, certain of the 8.25%
Debentures were converted into common stock of the Company. The conversion reduced debt and increased stockholders' equity
(deficiency) by approximately $28,000. In addition, ICC exercised its' preemptive rights with respect to such conversions and purchased shares of common stock, which increased stockholders' equity (deficiency) by $19,000.

The Company continues to take steps to reduce costs to improve operating results to meet the working capital needs of the Company. Significant capital expenditures, however, will require additional financing. While the Company has in the past had no difficulty obtaining such financing, there can be no assurance the Company will obtain the additional financing necessary for the capital expenditures.

The receipt of the funds for Series Preferred Stock to be issued to ICC (see Note 8) will increase the Company's working capital and stockholders' equity (deficiency).

PART II.  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

   See Note 2 to the Company's Notes to Consolidated Financial
   Statements.

Item 2:  CHANGES IN SECURITIES

   None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   At the Company's 1995 Annual Stockholders Meeting held on November 15, 1995, stockholders approved (i) the election of Ben A. Blackshire, Michael Callahan, Ray W. Cheesman, John L. Oram and Dr. Max A. Tesler to the Company's Board of Direc-tors, (ii) the amendment of the Company's Certificate of In-corporation to authorize 10,000,000 shares of Series Pre-ferred Stock and (iii) the ratification of the selection by the Company of BDO Seidman, LLP, independent public accoun-tants, to audit the financial statements of the Company for the year ending June 30, 1996.

ITEM 5:  OTHER INFORMATION

   On December 7, 1995, the Board of Directors appointed Charles LaRosa as the Company's President and CEO, increased the size of the Company's Board of Directors to six and elected Mr. LaRosa to fill the newly-created vacancy. Mr. LaRosa re-placed Dr. Max Tesler as President and CEO of the Company. John L. Oram was appointed to the position of Chairman of the Board, a position previously held by Dr. Tesler. Dr. Tesler remains as a member of the Board of Directors and will con-tinue to receive any compensation owed to him pursuant to his existing employment agreement with the Company.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         3.1 Composite Certificate of Incorporation reflecting an amendment filed on November 28, 1995.

         27   Financial Data Schedule

   (b)   Reports on Form 8-K

         None.

                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)




Date:  February 14, 1996    By: /s/ Charles LaRosa
                                Charles LaRosa
                                Chief Executive Officer
                                (Principal Executive Officer)



Date:  February 14, 1996    By: /s/ Frank Marchese
                                Frank Marchese
                                Chief Financial Officer and
Treasurer

(Principal Financial Officer)