Form 10-Q
period 1996-03-30
PHARMACEUTICAL FORMULATIONS INC
filed 1996-05-14
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended:  March 31, 1996

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


The number of shares outstanding of common stock, $.08 par value, as of April 30, 1996 was 29,438,814.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                         ASSETS

                                                       March 31, 1996           June 30,
                                                  Actual         Pro-Forma         1995
                                                  (Unaudited)    (Unaudited)    (Note 1)
CURRENT ASSETS
  Cash                                            $     6,000     $ 2,506,000    $   655,000
  Accounts receivable - net of allowance for
   doubtful accounts of $217,000 and $333,000       8,947,000       8,947,000    $ 8,093,000
  Inventories                                       9,669,000       9,669,000     14,915,000
  Prepaid expenses and other current assets           609,000         609,000        696,000
  Income taxes recoverable                            888,000         888,000            -
  Deferred tax asset                                  400,000         400,000        400,000
                                                   ----------     -----------    -----------
     Total current assets                          20,519,000      23,019,000     24,759,000

PROPRETY, PLANT AND EQUIPMENT
  Net of accumulated depreciation and
    amortization of $11,877,000 and $10,832,000   16,275,000      16,275,000      14,346,000

OTHER ASSETS
  Deferred financing costs                            115,000        115,000         130,000
  Deferred tax asset                                1,150,000      1,150,000       1,000,000
  Other assets                                        184,000        184,000         221,000
                                                  -----------    -----------     -----------
                                                  $38,243,000    $40,743,000     $40,456,000

     LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Current portion of long-term debt               $   622,000    $   622,000     $   642,000
  Current portion of capital lease obligations      1,834,000      1,834,000       1,529,000
  Accounts payable                                  8,735,000      8,735,000       9,829,000
  Accrued expenses                                  1,438,000      1,438,000         549,000
  Income taxes payable                                 -              -               38,000
                                                  -----------    -----------      ----------
     Total current liabilities                     12,629,000     12,629,000      12,587,000

LONG TERM DEBT                                     16,924,000     16,924,000      18,207,000

LONG TERM CAPITAL LEASE OBLIGATIONS                 9,825,000      9,825,000       8,731,000

DEFERRED GAIN ON SALE/LEASEBACK                       438,000        438,000         477,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock - par value $1.00 per share
    Authorized - 10,000 shares, 2,500,000
      shares issued on April 8, 1996                   -           2,500,000              -
  Common stock - par value $.08 per share
    Authorized - 40,000,000 shares
    Issued and outstanding - 29,438,814 and
      29,311,816 shares                             2,355,000      2,355,000       2,347,000
  Capital in excess of par value                   37,239,000     37,239,000      27,200,000
  Accumulated deficit                             (41,167,000)   (41,167,000)    (39,093,000)
                                                  -----------    -----------     -----------
     Total stockholders' equity (deficiency)      ( 1,573,000)       927,000         454,000
                                                  -----------    -----------     -----------
                                                  $38,243,000    $40,743,000     $40,456,000
                                                  -----------    -----------     -----------

          See accompanying notes to consolidated financial statements.


               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES





                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                           Nine Months Ended                    Three Months Ended
                                                 March 31,                          March 31,
                                       1996                 1995              1996            1995
                                       ----                 ----              ----            ----



REVENUES
  Net sales                       $43,218,000         $48,214,000      $14,051,000        $14,650,000

COST AND EXPENSES
  Cost of goods sold                33,197,000         34,133,000       10,908,000         10,344,000
  Selling, general and
    administrative                   9,026,000          8,258,000        2,915,000          3,023,000
  Special compensation
    expense                            678,000             -                 -                -
  Research and
    development                        703,000          1,095,000          277,000            347,000
                                   -----------
                                    43,604,000         43,486,000       14,100,000         13,714,000
PROFIT (LOSS) FROM
OPERATIONS                         (   386,000)         4,728,000      (    49,000)           936,000

OTHER INCOME (EXPENSE)
  Interest expense                 ( 2,787,000)       ( 2,864,000)     (   876,000)       (   965,000)
  Other                                 61,000             89,000            21,000            54,000
                                    ----------
                                   ( 2,726,000)       ( 2,775,000)     (   855,000)       (   911,000)

INCOME (LOSS) BEFORE
   INCOME TAXES                    ( 3,112,000)         1,953,000      (   904,000)            25,000

INCOME TAXES (BENEFIT)             ( 1,038,000)            60,000      (   307,000)       (   300,000)
                                    ----------                          ----------         ----------

NET INCOME (LOSS)                  ($2,074,000)       $ 1,893,000      ($  597,000)        $  325,000
                                    ==========                          ==========


WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING                       29,400,000         29,890,000       29,439,000         29,965,000
                                    ==========                          ==========

INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT               ($.07)           $.06            ($.02)               $.01
  SHARE                                ====            ====            ====                 ====

          See accompanying notes to consolidated financial statements.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                           Nine Months Ended
                                                                                  March 31,


                                                           1996              1995
                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    ($2,074,000)       $1,893,000
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Depreciation and amortization of
        property, plant and equipment                    1,220,000           996,000
      Amortization of bond discount and
        deferred financing costs                            89,000           235,000
      Amortization of deferred gain on
        sale/leaseback                                 (    39,000)      (    37,000)
      Deferred tax benefit                             (   150,000)      (   600,000)
      Common stock issued for services                                        21,000
      Special compensation expense                         678,000              -

  Changes in current assets and liabilities:

   (Increase)/Decrease in accounts receivable          (   854,000)          102,000
   (Increase) in income taxes recoverable              (   888,000)
   (Increase)/Decrease in inventories                    5,246,000       ( 2,270,000)
   (Increase)/Decrease in other current assets              87,000       (   109,000)
   Increase/(Decrease) in accounts payable,
      accrued expenses and income taxes payable        (   921,000)          866,000
                                                        ----------


    Net cash provided from operating
      activities                                         2,394,000         1,097,000
                                                        ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase)/Decrease in other assets                       37,000       (   246,000)
  (Increase) in property, plant and equipment          ( 1,501,000)      ( 1,651,000)
                                                        ----------        ----------

    Net cash (used in) investing
       activities                                      ( 1,464,000)      ( 1,897,000)
                                                        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase/(Decrease) in borrowings under line
     of credit                                         (   895,000)        1,440,000
  Principal payments of capital lease
      obligations                                      ( 1,217,000)      ( 1,056,000)
  Principal repayments of long-term debt               (   454,000)      (   351,000)
  Refinancing of capital leases                                              968,000
  Receipt of restricted cash                                                 125,000
  Issuance of common stock                                  19,000
     Net cash provided by (used for) financing
      activities                                       ( 1,579,000)          158,000
                                                        ----------        ----------

     Net (decrease) in cash                            (   649,000)      (   642,000)

CASH, beginning of period                                  655,000         1,212,000
                                                        ----------        ----------

CASH, end of period                                     $    6,000        $  570,000
                                                        ==========        ==========


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

              Certain amounts appearing in the March 31, 1995 and June 30, 1995 financial statements have been reclassified to conform to the March 31, 1996 presentation. There was no effect on net income due to the reclassification.

              The results of operations for the nine and three months ended March 31, 1996 are not necessarily indicative of the results to be expected for a full year.

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

Note 3:       Inventories:


                                            March 31,       June 30,
     Inventories consist of the               1996           1995
              following:

                      Raw materials          $3,768,000   $ 5,321,000
                      Work in process           527,000       375,000
                      Finished goods          5,374,000     9,219,000
                                              ----------    ---------
                                             $9,669,000   $14,915,000

Note 4:       Dividends:

              No dividends were declared during any period presented.

Note 5:       Earnings per Share:

              Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of the dilutive effect of unissued shares under options, warrants, and in the case of fully-diluted earnings per share, convertible debentures, computed using the treasury stock method with the average stock prices for primary basis and the higher of average or period end stock prices for fully-diluted basis. Fully-diluted earnings per share are not presented since the amounts are substantially the same as primary earnings per share.

              No effect has been given to shares issuable for common stock equivalents for the nine and three months ended March 31, 1996 as the effect would be anti-dilutive.

Note 6:       Related Party Transactions:

              The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the nine months ended March 31, 1996 and 1995:


                                                      1996        1995

              Inventory purchases from ICC           $493,000   $1,019,000
              Interest expense                        364,000      444,000
              Accounts payable to ICC                 178,000      256,000
              Equipment lease obligations due ICC   4,812,000    3,910,000

Note 7:       Special Compensation Expense:

              In December 1995, the Company replaced its former President and Chief Executive Officer. The Company accrued the estimated remaining obligation due to this individual under his employment contract. In addition, as part of a continuing effort to improve operations, the Company has embarked on a resizing plan. The Company has accrued the estimated severance and other fees to be provided as part of this plan.

Note 8:       Subsequent Events:

              On April 8, 1996, the Company sold 2,500,000 shares of Series A Preferred Stock to ICC for an aggregate of $2,500,000. The preferred stock is redeemable at the option of PFI and convertible into common stock of the Company by ICC at any time after 36 months at the lower of market price of the common stock of the Company or $2.00 per share. The preferred stock sold to ICC pays dividends at the rate of $.08 per share, payable semiannually on January 1st and July 1st each year and are cumulative and non-participating. Due to the significance of this transaction, the pro-forma affect has been shown on the balance sheet as if it occurred on March 31, 1996.

ITEM 2:       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

                             RESULTS OF OPERATIONS

Revenues for the nine months ended March 31, 1996 were $43,218,000 compared to $48,214,000 in the comparable period in the prior fiscal year. The decrease in revenues of $4,996,000 or 108 is the result of reductions in both the private label (store brand) and contract manufacturing sector of the business. The majority of the reduction in private label (store brand) is the result of a reduction in Revco D.S., Inc. ("Revco") for which the prior year period included increased sales to fill start-up requirements for a new acquisition by Revco. In addition, a major contract manufacturing project from the prior year did not continue at the same rate in the current year. Three customers represent approximately 53% of the Company's sales for the nine months ended March 31, 1996. These three customers are Revco, Price-Costco, Inc. ("Price-Costco") and Walgreen Company ("Walgreen"). Sales to Revco amounted to $9,403,000 for the nine months ended March 31, 1996 or 228 of total sales compared to $12,338,000 or 26% of total sales in the comparable period in the prior fiscal year. Sales to Walgreen amounted to $6,457,000 or 156 of total sales for the nine months ended March 31, 1996 compared to $6,703,000 or 14% of total sales in the comparable period in the prior fiscal year. Sales to Price-Costco were $6,944,000 or 16% of total sales compared to $5,550,000 or 12% of total sales in the comparable period in the prior fiscal year.

Sales for the three months ended March 31, 1996 were $14,051,000 compared to $14,650,000 in the comparable period in the prior fiscal year. The decrease of $599,000 or 4% resulted from lower sales in the bulk and contract manufacturing sectors of the business.

Cost of sales as a percentage of sales was 77% for the nine months ended March 31, 1996 compared to 71% in the comparable period in the prior fiscal year. The increase in cost of sales as a percentage of sales is due to the lower sales volume especially in the contract manufacturing sector which traditionally has the lower cost of sales as a percent of sales. In addition, there was an increase in certain operating costs such as raw materials and labor rates. Cost of sales as a percentage of sales was 78% in the three months ended March 31, 1996 as compared to 71% in the comparable period in the prior fiscal year, due to the reduced sales especially in the bulk and contract manufacturing sectors which traditionally have a lower cost of sales as a percent of sales. In addition, there was an increase in certain operating costs such as raw materials and labor rates.

Selling, general and administrative expenses were $9,026,000 for the nine months ended March 31, 1996 compared to $8,258,000 in the comparable period in the prior fiscal year. The increase of $768,000 is due to increased selling and distribution costs as a result of efforts to continually expand the customer and product base. The Company has a new warehouse and distribution center to facilitate the movement of finished goods.

Research and development costs were $703,000 for the nine months ended March 31, 1996 compared to $1,095,000 in the comparable period in the prior fiscal year. The decrease of $392,000 is due to research projects which are not being performed at the same rate as the prior year.

Selling, general and administrative expenses decreased by $108,000 for the three months ended March 31, 1996 due partly to the resizing program initiated in January 1996 to reduce costs. Research and development costs decreased by $70,000 due to the reasons stated above.

Interest and other expenses were $2,726,000 for the nine months ended March 31, 1996 compared to $2,775,000 in the comparable period in the prior fiscal year. Interest and other expenses were $855,000 in the three months ended March
31, 1996 vs. $911,000 in the prior three month period.

As stated above, revenues decreased by $4,996,000 in the nine months ended March 31, 1996 as compared to the comparable period in the prior fiscal year. If the Company's bulk and contract manufacturing business continues to decline and if the Company's private label (store brand) business does not grow above the prior year's levels, there will be a negative effect on the Company's future operating results. The Company has embarked on an aggressive marketing and selling program to reverse this sales trend in both the private label (store brand), bulk and contract manufacturing sectors. In addition, a resizing program is being implemented to reduce costs and improve productivity aimed at positive operating results in the future. As part of the resizing, a provision for the estimated cost of special compensation and other expenses has been reflected in the financial statements for the nine months ended March 31, 1996 (see Note 7).

                        LIQUIDITY AND CAPITAL RESOURCES


Accounts receivable increased by $854,000 due to the higher sales in the three months ended March 31, 1996 as compared to the quarter ending June 30, 1995. Inventories decreased by $5,246,000 as the Company reduced its inventory requirements due to the lower sales in the nine months ended March 31, 1996 as compared to the prior year.

The Company incurred $3,149,000 of capital expenditures in the nine months ended March 31, 1996 most of which related to the upgrade of the manufacturing facility. This was partially financed through capital leases entered into with ICC for a total of $1,205,000. ICC also refinanced certain equipment lease obligations of the Company which provided an additional $968,000 to finance the plant upgrade. In addition, the Company borrowed $443,000 from its institutional lender. Principal payments on capital leases and long-term debt were $895,000 and $454,000, respectively.

In the nine months ended March 31, 1996, certain of the 8.25% Debentures were converted into common stock of the Company. The conversion reduced debt and increased stockholders' equity (deficiency) by approximately $28,000. In addition, ICC exercised its' preemptive rights with respect to such conversions and purchased shares of common stock, which increased stockholders equity (deficiency) by $19,000.

The Company continues to take steps to reduce costs to improve operating results to meet its working capital needs. Significant capital expenditures, however, will require additional financing. While the Company has in the past had no difficulty obtaining such financing, there can be no assurance the Company will obtain the additional financing necessary for the capital expenditures.

The receipt of the funds for the 2,500,000 shares of Series Preferred Stock sold in April 1996 increased the Company's working capital and stockholders' equity as shown in the pro-forma balance sheet.


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

              None.

Item 5:       Other Information

              None.

Item 6:       Exhibits and Reports on Form 8-K

              (a).    Exhibits.

              10.1    Employment Agreement with
                      Charles E. LaRosa
                      dated April 4, 1996*

              27.     Financial Data Schedule.

              (b).    Reports on Form 8-K

                      None.
- --------
   *        Management contracts or compensatory plans or arrangements



                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PHARMACEUTICAL FORMULATIONS. INC.
                                                  (REGISTRANT)


Date: May 9, 1996                       By: /s/ Charles E. LaRosa
                                           ----------------------
                                           Charles E. LaRosa
                                           Chief Executive Officer
                                           (Principal Executive Officer)


Date: May 9, 1996                       By: /s/ Frank Marchese
                                           -------------------
                                           Frank Marchese
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial officer