Form 10-K
period 1996-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 1996-09-30
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                      FORM 10-K
(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

       For the fiscal year ended June 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act [No Fee Required]

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

Securities registered pursuant to Section 12(b) of the Act:               None
                                                                          ----

Securities registered pursuant to Section 12(g) of the Act:

     COMMON STOCK, $.08 PAR VALUE, AND COMMON STOCK PURCHASE WARRANTS
                               (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on August 20, 1996 was approximately $6,690,000.

     As of August 20, 1996, there were 29,508,814 shares of Common Stock, par value $.08 per share, outstanding.

     Portions of the definitive Information or Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days after the end of the fiscal year covered by this Form 10-K with respect to the registrant's Annual Meeting of Shareholders to be held in 1996 are incorporated by reference into Part III of this Form 10-K.

     Certain exhibits listed in Item 14 of Part IV have been incorporated by reference.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

        Pharmaceutical Formulations, Inc. (the "Company" or "PFI"), a Delaware corporation, is primarily engaged in the manufacture and distribution of over 100 nonprescription ("over-the-counter" or "OTC") solid dosage pharmaceutical products in tablet, caplet and capsule form (collectively, "Generic OTC Products"), which are sold under its customers' store brands or other private labels. These private- label products account for a large portion of the Company's revenues. The Company also manufactures products for national brand pharmaceutical companies, although sales of such products represent less than 10% of the Company's sales. To a limited extent, the Company also sells Generic OTC Products under its own trade name, Health+Cross(TM), which sales account for less than 1% of the Company's total revenues. The Company believes that the therapeutic benefits of its Generic OTC Products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which the Company's products are patterned are identical to those of the Company's products. The Company is subject to regulation by the US Food and Drug Administration ("FDA"). The Company also engages in a research and development program which seeks to develop and gain regulatory approval of products which are comparable to national brand products which have switched from prescription to OTC drug status. The Company's largest customers include Revco D.S. Inc. ("Revco"), Walgreen Company ("Walgreen") and Price-Costco, Inc. ("Price-Costco"). Prior to June 30, 1995, the Company operated through its then-wholly-owned subsidiary, Private Formulations, Inc., an Ohio corporation. Such subsidiary was merged into PFI on June 30, 1995.

CERTAIN RELATIONSHIPS WITH ICC

        In September 1991, the Company entered into an agreement with ICC Industries Inc. ("ICC") pursuant to which ICC was granted a series of options and related preemptive rights to acquire a total of approximately 66% of the shares of the Company's Common Stock outstanding (as subsequently amended, the "ICC Option Agreement"). ICC is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products which had 1995 sales in excess of $1 billion. ICC and its subsidiaries have offices in key business centers around the world and own numerous manufacturing plants. ICC has exercised all of its options and certain of the related preemptive rights and currently owns an aggregate of 19,635,894 shares of Common Stock, representing 66.5% of the Company's outstanding Common Stock. In fiscal 1996, the Company sold 2,500,000 shares of Series A Cumulative Redeemable Preferred Stock to ICC. In addition, the Company purchases certain raw materials from ICC and leases equipment from ICC, or its affiliates. See "Certain Relationships and Related Transactions."

PRODUCTS

   GENERIC OTC PRODUCTS

       Currently, the Company markets more than 100 different types of Generic OTC Products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen and acetaminophen), antacids, cough-cold preparations, sinus/allergy and laxatives. In each of the fiscal years ended June 30, 1996, 1995 and 1994, sales of ibuprofen accounted for 41%, 41%, and 46% respectively, of the Company's total revenues, and sales of acetaminophen products accounted for 11%, 11% and 12% respectively, of the Company's total revenues. "Generic" pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and the Company believes, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. The Company manufactures Generic OTC Products which it believes are chemically and therapeutically equivalent to such brand name products as Anacin(R), Tylenol(R), Bufferin(R), Ecotrin(R), Motrin(R), Advil(R), Excedrin(R), Sominex(R), Maalox(R), Sudafed(R), Comtrex(R), Sinutab(R), Dristan(R), Dimetapp(R), Dexatrim(R), Dramamine(R), Actifed(R), Benadryl(R), Allerest(R), and Metamucil(R), among others.1

   SOLUBLE ASPIRIN

        In 1983, the Company acquired the exclusive manufacturing and marketing rights in the United States and Canada to an oral stabilized soluble sodium aspirin ("Soluble Aspirin") patent in powder form and in 1985, acquired the worldwide rights thereto (with the exception of South America). In 1987, the Company obtained a patent for the Soluble Aspirin in tablet form. In addition, the Company owns certain foreign Soluble Aspirin patents. The Company is not currently engaged in development or marketing activities with respect to this product.

- -------------------
1   Such brand names are registered marks of companies unrelated to PFI.

   PRODUCTS IN DEVELOPMENT

        In October 1993, the Company entered into an agreement with Farmacon, Inc. ("Farmacon"), the owner of certain proprietary information and technology relating to sucralfate tablets used for the treatment of ulcers, pursuant to which Farmacon and the Company agreed to develop sucralfate tablets. The contract grants the Company certain exclusive manufacturing, marketing and distribution rights with respect to such product in both the ethical and OTC markets. The agreement (which expires ten years after approval by the FDA of distribution of the product subject to certain rights to extend the agreement) provides that the cost of all clinical studies and the cost of obtaining regulatory approval will be borne by Farmacon, while the costs of raw materials and components used to produce clinical batches and to produce the product after regulatory approval will be borne by the Company. The Company has agreed, however, to contribute up to $600,000 (of which $400,000 was contributed through the fiscal year 1996) to the development and approval process based on certain benchmarks as defined in the agreement. The parties further agreed that any "product profit" (as defined in the agreement) will be distributed 75% to Farmacon and 25% to the Company. Currently, the parties anticipate the receipt of regulatory approval with respect to the sale of such product in calendar 1997, but there is no assurance that governmental approval of such product will be granted at such time or at all.

        The Company, in connection with ICC, is developing the OTC version of Cimetidine, an anti-ulcer drug. The Company expects to file an ANDA with the FDA by December 1996.

        The Company has filed an ANDA with the FDA for Naproxen Sodium, an analgesic. The Company is awaiting approval for the product from the FDA.

MANUFACTURING

        In order to manufacture Generic OTC Products, the Company acquires raw materials from suppliers located in the United States and abroad, including ICC, an affiliate of the Company. During the fiscal year ended June 30, 1996, the Company purchased from ICC $795,000 of raw materials.

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

        Since January 1992, the Company has entered into various subleases of equipment and leasehold improvements from companies affiliated with ICC, for which the Company pays such affiliates fixed monthly fees. Such leases have various terms, expiring at different times between 1997 and 2001. Upon expiration of the term of each lease, the Company is entitled to purchase the equipment for a price of $1.00.

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

CUSTOMERS

        The Company's customers consist of retailers, wholesalers, distributors, mass-marketers, and brand-name pharmaceutical companies. Sales to retail drug and supermarket chains and mass merchandisers accounted for approximately 85%, 80% and 66%, of the Company's sales for fiscal 1996, 1995 and 1994, respectively. Bulk sales to wholesalers and distributors accounted for approximately 13%, 14% and 25%, of the Company's sales during fiscal years 1996, 1995 and 1994. Sales to brand-name pharmaceutical companies accounted for approximately 2%, 6%, and 9% in fiscal 1996, 1995 and 1994 respectively. All of these sales consisted of products which the Company's customers sell under their own store brand or other labels.

        Sales to Revco, one of the Company's largest customers, accounted for $11,078,000 (20%), $14,536,000 (25%) and $8,756,000 (16%) of the
Company's net sales for fiscal 1996, 1995 and 1994, respectively. Sales to Walgreen were $7,609,000 (14%), $8,373,000 (14%) and $8,684,000 (16%) for fiscal
1996, 1995 and 1994, respectively. Sales to ICC were $9,267,000 (17%) for 1994.
Sales to Price-Costco were $6,508,000 (12%), $6,892,000 (12%) and $4,488,000
(8%) in fiscal 1996, 1995 and 1994, respectively.

MARKETING AND PROMOTION

        The Company has 11 employees in sales and customer service.
This staff and 25 independent brokers sell the OTC pharmaceutical products and the marketing services of the Company to current and potential customers.

        The Company has 8 employees in marketing and graphic design who work with customers to develop and execute customized marketing programs directed at selling consumers on the therapeutic benefits of the OTC pharmaceutical store brands products.

RESEARCH AND DEVELOPMENT

        The Company maintains a staff of five employees in its product development department, as well as other support staff to assist its customers. The Company's research and development activities are primarily related to the determination of the formula and specifications of the product desired by a customer, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (i.e. tablet, caplet or capsule) and its packaging. The Company's research and development expenditures in fiscal 1996, 1995 and 1994 were $790,000, $1,488,000 and $574,000; respectively.

NEW JERSEY INDUSTRIAL SITE RECOVERY ACT

        In 1986, Revco commenced a soil and groundwater cleanup of the Company's facility, under the New Jersey Industrial Site Recovery Act ("ISRA") in connection with Revco's sale of all of its shares of stock in Private Formulations, Inc. to the Company. Prior to completing the sale, Revco entered into an Administrative Consent Order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP"). The ACO named Revco as the primary party to evaluate and remediate environmental contamination at the facility. Environmental testing by Revco revealed soil and groundwater contamination, primarily by methylene chloride. Revco posted a financial assurance bond in the amount of $1,000,000 to secure its cleanup obligations under ISRA and the ACO. The terms of the Revco sale to the Company in 1987 included an agreement in which Revco agreed to assume all costs which were attributable to environmental cleanups relating to conditions at the facility existing as of the closing of the sale, necessary to comply with ISRA and the ACO. In August 1989, the Company entered into an ACO with the NJDEP in connection with the Company's sale and lease-back of the facility. The Company is a guarantor ordered party under the 1989 ACO for completing necessary environmental cleanup work being conducted by the primary responsible party, Revco. In 1990, NJDEP determined that the soil remediation was complete. In September 1992, the 1989 ACO was amended to include the exercise by ICC of options to purchase a majority of the outstanding shares of the Company's Common Stock. The Company was not required to post a financial assurance bond under the 1989 ACO or the 1992 ACO amendment. In May 1993, NJDEP approved the Revco groundwater remediation plan, subject to certain conditions, and the financial assurance bond has been reduced from $1,000,000 to $306,000 as specified in the cleanup plan. Revco began operating a groundwater remediation treatment system in 1995. Although Revco has agreed to be primarily responsible for the entire cost of the cleanup, the Company guaranteed the cleanup under the terms of the 1989 ACO and the 1992 ACO amendment. In addition, the Company agreed to indemnify the owner of the facility under the terms of the 1989 sale lease-back. If Revco defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, the Company may be required to make payment therefor.

        In July 1993, the Company received notification that the NJDEP has determined that all areas of environmental concern arising from and after September 1991 have been satisfactorily addressed and require no further action on behalf of the Company. NJDEP issued a "No Further Action" letter in September 1993. This letter, however, related only to the period since September 1991 and specifically does not apply to the matters being addressed by the ACOs with Revco and the Company for periods prior to September 1991.

GOVERNMENTAL REGULATION

        All pharmaceutical manufacturers are subject to extensive regulation by the Federal government, principally by the FDA, and, to a lesser extent, by state governments. The Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising and promotion of the Company's drug products. Noncompliance with applicable requirements can result in fines, recall and seizure of products, total or partial suspension of production, and refusal of the government to enter into supply contracts or to approve new drug applications. The Company believes that it is currently in compliance with FDA regulations. However, in anticipation of more stringent and extensive requirements by FDA, the Company has undertaken a major renovation and upgrade of its manufacturing plant. The Company believes that these improvements, which were substantially completed in June 1996 at a cost of approximately $3,000,000, will assure the Company's satisfaction of both present and future FDA regulations and guidelines as well as facilitate the Company's ability to produce state-of-the-art products for its customers.

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

        Allerfed(R), Leg Ease(R) and Health+Cross(R) are federally registered trademarks owned by the Company. To the extent that the Company's packaging and labeling of its Generic OTC Products may be considered similar to the brand name products to which they are comparable, and to the extent that a court may determine that such similarity may constitute confusion over the source of the product, the Company may be subject to legal actions under state and Federal statutes and case law to enjoin the use of the packaging and for damages.

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

EMPLOYEES

        As of August 1, 1996, the Company employed approximately 302 full-time employees. Of such employees, 188 are engaged in manufacturing activities and are covered by a collective bargaining agreement between the Company and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey ("Local 522"), which expires on October 24, 1998. Additionally, five of the Company's employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. As of August 1, 1996, the Company had 19 persons employed in sales and marketing, 48 administrative and operational employees and 42 laboratory technicians and scientists. The Company believes that its relations with its employees are satisfactory.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The executive officers and directors of the Company as of June 30, 1996 are set forth below:

      Name                                   Position

      Charles E. LaRosa                  President; Chief Executive Officer;
                                          Director

      Brian W. Barbee                    Vice President, Scientific Affairs

      David Belaga                       Vice President, Marketing

      Anthony Cantaffa                   Vice President, Mergers & Acquisitions

      George Chin                        Vice President, Sales

      Frank Marchese                     Vice President, Finance; Chief
                                          Financial Officer; Treasurer;
                                          Secretary

      Allessandro R. Pierpaoli           Vice President, R&D Technical Affairs

      John L. Oram                       Chairman of the Board; Director

      Ben A. Blackshire                  Director

      Michael P. Callahan                Director

      Ray W. Cheesman                    Director

      Dr. Max A. Tesler                  Director

        Directors serve from when elected to the next annual meeting of stockholders. All directors will serve until the 1996 annual meeting of stockholders.

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

         BUSINESS EXPERIENCE OF THE COMPANY'S DIRECTORS

                  BEN A. BLACKSHIRE, age 59, has been a director of the Company since December 1989. Since 1987, Mr. Blackshire has been President and Chief Executive Officer of Strategem, Inc., a company which licenses pharmaceutical products to United States companies from international pharmaceutical companies. From 1983 to 1987, Mr. Blackshire was Chairman and Chief Executive Officer of B.C. Christopher & Co., of Kansas City, Missouri, a securities and commodities broker-dealer.

                  MICHAEL P. CALLAHAN, age 48, has been a director of the Company since July 1993. Since January 1996, Mr. Callahan has been President and Chief Executive Officer of Intersport Limited, a company engaged in the design, marketing and distribution of athletic equipment. From December 1994 until January 1996, Mr. Callahan was Chief Financial and Operating Officer of Intersport. From March 1989 until January 1994, Mr. Callahan was employed as Chief Financial Officer and a director of Candie's, Inc. ("Candie's"), a publicly traded company engaged in the design, marketing and distribution of footwear. From February 1992 through February 1993, Mr. Callahan was also President of Candie's. From February 1987 through March 1989, Mr. Callahan was Vice President - Finance of Coherent Communications, a company engaged in the manufacture of telecommunications equipment. Mr. Callahan is a licensed Certified Public Accountant.

                  RAY W. CHEESMAN, age 65, has been a director of the Company since July 1993, and has been a consultant to KPMG Peat Marwick an international accounting firm from 1987 through June 1996. Prior thereto, Mr. Cheesman was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

                  CHARLES E. LAROSA, age 54, has been a director of the Company and President and Chief Executive Office since December 1995. For the five years prior thereto he was President of American Home Food Products, subsidiary of American Home Products Corporation.

                  JOHN L. ORAM, age 52, has been a director of the Company since July 1993. Mr. Oram was appointed Chairman of the Board in December 1995. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, an affiliate of the Company, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. Since 1980, Mr. Oram has been a director of Electrochemical Industries (Frutarom) Ltd. ("EIF"), an Israeli subsidiary of ICC listed on the Tel-Aviv and American Stock Exchanges, engaged in the manufacture and distribution of chemical products. From May 1996, Mr. Oram has been a director of Frutarom Industries (1995) Limited, a company spun-off from EIF and listed on the Tel-Aviv Stock Exchange engaged in the flavor and fragrance industry.

                  DR. MAX A. TESLER, age 65, was Chairman of the Company's Board of Directors from the Company's formation in June 1981 until December 1995 and Chief Executive Officer from July 1983 until December 1995. Dr. Tesler has been President of the Company from 1983 until August 1990, and from April 1991 until December 1995. He is currently a director. From 1962 to 1982, and from 1991 to the present, Dr. Tesler has been an attending physician in charge of gastroenterology at St. Clare's Hospital in New York City and an Assistant in Medicine at New York University Hospital. Dr. Tesler was a director of MTG Capital Corp., a publicly-held company, from November 1988 until or about December 1991. Dr. Tesler received a degree from New York University in 1951, and his Doctor of Medicine degree from New York University- Bellevue Medical School in 1955. Dr. Tesler maintains a very limited private practice of medicine.

         BUSINESS EXPERIENCES OF THE COMPANY'S EXECUTIVE OFFICERS NOT ACTING AS DIRECTORS

                  BRIAN W. BARBEE, age 46, has been Vice President of Scientific Affairs since December 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory, between January 1993 and December 1995; such position was made an executive office of the Company in September 1995. He joined the Company in 1978 and became Director of Quality Assurance in December 1982 and Director of Regulatory Affairs in May 1988.

                  DAVID BELAGA, age 40, has been Vice President, Marketing since May 1996. Prior thereto he was a Senior Product Manager at American Home Products (1994-1996) and Block Drug (1986-1994) and an Assistant Brand Manager at Pepsi-Cola Co. (1985-86).

                  ANTHONY CANTAFFA, age 53, has been the Company's Vice President, Mergers & Acquisitions since August 1995. He was also Chief Financial Officer and Treasurer from 1988 until August 1990 and from April 1991 to August 1995. Mr. Cantaffa was also the Company's Chief Operating Officer from 1988 until May 1995. Mr. Cantaffa has also been employed as the Company's Vice President-Finance since 1987 and Corporate Controller since 1983.

                  GEORGE CHIN, age 43, has been Vice President, Sales since 1991; such position was made an executive office of the Company in September 1995. Mr. Chin was Field Sales Manager from 1989 until 1991. Prior to joining the Company, he was National Account Manager of Perrigo Company, a store brand health and beauty aids manufacturer, from 1986 to 1989 and District Supervisor of Beecham Products.

                  FRANK MARCHESE, age 41, has been Vice President, Finance, Chief Financial Officer and Treasurer since September 1995 and Secretary since April 1996. He was Vice President, Finance and Administration of the Company's subsidiary Private Formulations, Inc. from October 1992 until June 1995 when it was merged into the Company. Mr. Marchese was formerly Vice President, Finance of Primex Plastics, Inc., a subsidiary of ICC Industries Inc, from August 1989 to September 1992. Mr. Marchese is a licensed Certified Public Accountant.

                  A. RANDALL PIERPAOLI, age 52, Ph.D., was Vice President, R&D Technical Affairs from December 1995 until September 1996. He was Vice President, Technical Affairs from September 1995 until December 1995. From December 1991 to February 1994, he held directorships for Quality Control and Analytical R&D and was senior GMP compliance officer at Barr Laboratories, Inc., producer of generic ethical drugs; he was Executive Director R&D Technical Affairs, from February 1994 until his departure in 1995. From July 1984 to December 1991, Dr. Pierpaoli was divisional Quality Control Manager and Corporate QA Liaison for the Consumer Healthcare Division of Pfizer, Inc. Dr. Pierpaoli holds a Ph.D. in Physical Chemistry and is an acknowledged expert in regulatory, statistical, and analytical protocols appropriate to drug manufacture and testing.

FORWARD LOOKING STATEMENTS

        When used in this Form 10-K and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "expect," "believe," "hope" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historically earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.

ITEM 2.  PROPERTIES

        The Company leases approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease which expires in 2004. The Company has two five-year renewal options. The monthly rental is currently $130,000 per month and will increase on each 30th month after September 1994 by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, the Company is obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain ISRA obligations and maintain certain minimum insurance protection.

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

        In or about July 1994, Puritan Quartz, Inc. ("Puritan") brought suit against the Company in the U.S. District Court for the Southern
District of New York, alleging breach of (i) the Company's purported contractual obligations to supply Puritan with acetaminophen and ibuprofen for resale to an unrelated party and (ii) related confidentiality obligations. The complaint seeks damages in the aggregate amount of $3,600,000 plus $300,000 for each additional month of continuing breach. The Company denies any liability to Puritan. The Company believes that the clear meaning of the language of the agreement between the parties was that the agreement had a one-year term ending on October 16, 1993, prior to the events of the alleged breach, and that such agreement was never extended. Accordingly, in the Company's view, it had no obligation whatsoever to Puritan at the time of the alleged breach. The Company further believes that Puritan's claims as to the aggregate amount of its alleged lost profits are overstated. Discovery is ongoing and the Company intends to move for summary judgment at the close of discovery.

        In March 1996, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of New Jersey by Gary Sherman Investments, Inc., formerly known as Polystar Corporation ("GSI"). GSI filed this action against the Company based on a $400,000 promissory note allegedly executed in GSI's favor in or about March 1991, seeking to recover the full face amount of the note plus accrued interest. The Company is contesting the allegations of this complaint, and has filed counterclaim alleging, inter alia, breaches of fiduciary duty and fraud by GSI. The Company intends vigorously to defend against GSI's claims and to pursue its counterclaims against GSI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

        The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the over-the-counter market (Pink Sheets symbol: PHFR). Trading to date has been limited and there can be no assurance that an active trading market will ever develop for the Common Stock. As of August 20, 1996, there were 1,600 holders of record of the Company's Common Stock. The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported by National Quotation Bureau. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                                     High Bid          Low Bid

  Fiscal Year Ended June 30, 1996...
    First Quarter...................                 $11/16             $ 9/16
    Second Quarter..................                  21/32              13/32
    Third Quarter...................                  19/32               7/16
    Fourth Quarter..................                  13/16               7/16

 Fiscal Year Ended June 30, 1995
    First Quarter...................                 $1-3/8              $ 1/4
    Second Quarter..................                  1-3/4                7/8
    Third Quarter...................                  1-9/16               3/4
    Fourth Quarter..................                  1-3/16               1/2


        The high and low bid prices of the Common Stock on August 20, 1996, as reported by the National Quotation Bureau, were $.78 and $.72, respectively. On such date, there were approximately 5,200 beneficial holders of the Common Stock.

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


ITEM 6.  SELECTED FINANCIAL DATA

        The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended June 30, 1996 are derived from the consolidated financial statements of Pharmaceutical Formulation, Inc. and its subsidiaries, which financial statements have been audited by BDO Seidman, LLP, independent public accountants, whose report relating to the consolidated financial statements for the three years ended June 30, 1996 appears in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                      CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                                       (in thousands, except per share amounts)

                                                                            Years Ended June 30,
                                               1996         1995          1994         1993        1992
                                               --------------------------------------------------------


         Gross Sales                         $57,572      $62,427        $56,256      $46,413     $30,383
         Net sales                           $54,327      $59,107        $55,330      $46,413     $30,383
         Net income (loss)                    (3,465)       2,046          2,211        1,706      (2,314)
         Net income (loss) per share
           of Common Stock:
             Primary                           ($.12)        $.07           $.08         $.09       ($.45)
             Fully diluted                     ( .12)        $.06           $.07         $.06         --
         Weighted average common and common
           equivalent shares outstanding1 :
             Primary                          29,412       30,023         29,361       19,826       5,212
             Fully diluted                    29,412       32,520         32,350       26,522         --

        See Note 2 of Notes to Consolidated Financial Statements as to the calculation of weighted average common and common equivalent shares outstanding.


                                                                    CONSOLIDATED BALANCE SHEET DATA
                                                                        (in thousands, except per share amounts)

                                                                                     June 30,
                                                1996          1995          1994         1993         1992
                                                ----------------------------------------------------------


         Current assets                       $21,823      $24,759       $21,076     $ 15,071      $ 9,110
         Current liabilities                   13,895       12,587        10,811        7,223        7,138
         Working capital                        7,928       12,172        10,265        7,848        1,972
         Total assets                          39,661       40,456        33,745       24,983       18,412
         Long-term debt and
           long-term capital
           lease obligations                   25,752       26,938        24,210       21,875       18,827
         Stockholders' equity/(deficit)         (411)          454       (1,805)      (4,696)       (8,186)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT JUNE 30, 1996

         At June 30, 1996, the Company had working capital of $7,928,000 compared to $12,172,000 at June 30, 1995. The decrease of $4,244,000 is primarily due to the net loss of $3,465,000 for the fiscal year ended June 30, 1996. The decrease includes a reduction in inventory of $5,195,000 offset by an increase in accounts receivable of $418,000 and an increase in cash of $629,000. The decrease is a result of the lower sales as the Company reduced its inventory levels to conserve cash to fund operations and reduce long-term debt.

         Capital expenditures were $4,118,000 for the fiscal year ended June 30, 1996. The majority of this amount related to a major plant renovation which improved efficiencies and increased laboratory capacity. The balance of the capital expenditures were to improve manufacturing capacity and reduce costs. The cost of the plant upgrade as well as other capital acquisitions was partially financed through capital leases entered-into with ICC.

         The Company has a $15,000,000 asset-based line of credit with an institutional lender. At June 30, 1996, the Company had $3,455,000 of unused availability under this agreement. The line of credit expires February 4, 1999 and bears interest at 1-3/4% above the prime lending rate (currently 8 1/4%).

         In the fiscal year ended June 30, 1996, certain of the 8.25% Debentures were converted into common stock of the Company. The conversion reduced debt and increased stockholders' equity by $28,000. In addition, ICC exercised its' preemptive rights with respect to such conversions and purchased shares of common stock, which increased stockholders' equity by $19,000.

         In April 1996 the Company sold 2,500,000 shares of Series A Preferred Stock to ICC for an aggregate of $2,500,000. The Preferred Stock increased working capital and stockholder equity.

         The Company continues to take steps to increase sales and reduce costs to improve operating results and meet working capital needs. The Company intends to add an estimated $2,500,000 of capital equipment in the fiscal year ending June 30, 1997 to increase capacity and reduce costs. The Company intends for these capital expenditures to be financed through capital leases with either ICC or other parties. While the Company has in the past had no difficulty in obtaining capital lease financing or meeting working capital needs, there can be no assurance the Company will obtain the capital lease financing or meet working capital needs in the future.

RESULTS OF OPERATIONS FOR FISCAL 1996 COMPARED TO FISCAL 1995

         Revenues for the fiscal year ended June 30, 1996 were $57,572,000 compared to $62,427,000 in the prior fiscal year. This decrease of $4,855,000 or 8% is the result of reductions in the private label (store brand), bulk and contract manufacturing sectors of the business. The majority of the reduction in private label (store brand) is the result of a reduction in purchases by Revco D.S., Inc. ("Revco") for which the prior year period included increased sales to fill start-up requirements for a new acquisition by Revco. In addition, a major contract manufacturing project from the prior fiscal year did not continue at the same rate in the current year.

         Sales discounts and allowances were $3,245,000 in the fiscal year ended June 30, 1996 as compared to $3,320,000 in the prior fiscal year.

         Three customers each represent over 10% of the Company's sales for the fiscal year ended June 30, 1996. These three customers are Revco, Walgreen Company ("Walgreen") and Price-Costco, Inc. ("Price-Costco"). Net sales to these three customers were $25,195,000 (46%) as compared to $29,801,000 (50%) in the prior year.

         Cost of sales was 82% for the fiscal year ended June 30, 1996 as compared to 76% in the prior fiscal year. The increase in cost of sales as a percentage of sales is due to the lower sales volume, especially in the bulk and contract manufacturing sectors which traditionally have lower cost of sales percentages than the private label (store brand) sectors. In addition, there were increases in certain operating costs such as raw materials and labor rates.

         Selling, general and administration expenses were $9,143,000 as compared to $7,719,000 in the prior year. The increase of $1,424,000 is a result of increased selling and distribution costs to continually expand the customer and product base. The Company has a new warehouse and distribution center to facilitate the movement of inventory.

         The Company incurred $678,000 of special compensation of which the majority was for estimated costs of special compensation expense for a former president and chief executive officer.

         Research and development costs were $790,000 in the fiscal year ended June 30, 1996 as compared to $1,488,000 in the prior fiscal year. The decrease of $698,000 is due to research projects which are not being performed at the same rate as the prior fiscal year.

         Interest and other expenses were $3,511,000 in the fiscal year ended June 30, 1996 as compared to $3,447,000 in the prior fiscal year.

         The Company recorded an income tax benefit of $911,000, the majority of which relates to the carryback of the current year net operating losses to the prior three years to recover federal income taxes paid in prior years, offset by an increase in the valuation allowance for deferred income taxes.

         Net loss for the fiscal year ended June 30, 1996 was $3,465,000 or $.12 per share compared to net income of $2,046,000 or $.07 per share in the prior fiscal year.

         The Company continues to take steps to increase revenues and reduce costs to reverse the losses incurred in fiscal year ended June 30, 1996. These steps include: (a) adding customers and products to the current business to increase sales volume, (b) continual reductions in material costs and (c) other cost-saving measures as well as other actions to improve profitability. There can be no assurance that such actions will reverse the current loss and return the Company to profitability.

RESULTS OF OPERATIONS FOR FISCAL 1995 COMPARED WITH FISCAL 1994

         Revenues for the fiscal year ended June 30, 1995 were $62,427,000 compared to $56,256,000 in the prior year. The increase of $6,171,000 or 11% resulted mainly from increased sales of existing products to current customers and new customers and, to a lesser degree, to sales of new products (including cough and cold medications and allergy products). Three customers, Revco, Price-Costco and Walgreen, accounted for approximately $29,801,000 (50%) of net sales in the fiscal year ended June 30, 1995 as compared to $21,928,000 (40%) in the prior fiscal year. The increase in sales for these customers as well as increases to other private label (store brand) customers was offset somewhat by a decrease in sales in the Company's bulk manufacturing and contract manufacturing sectors.

         Sales discounts and allowances were $3,320,000 in the fiscal year ended June 30, 1995 as compared to $926,000 in the prior fiscal year. The increase is the result of increased sales, especially in the private label section of the business where discounts and allowances are more prevalent. In addition, the Company has increased the allowances to certain private label customers to respond to competitive pressures in the market place.

         Cost of goods sold was 76% of sales for the fiscal year ended June 30, 1995 as compared to 75% in the prior fiscal year. The Company achieved manufacturing cost efficiencies through increased sales volume and cost containment. The decreases in the bulk and contract manufacturing sector of the business, which traditionally has higher gross profit margins was offset by cost efficiencies resulting primarily from higher sales in the private label (store brand) business, which traditionally has lower gross profit margins.

         Selling, general and administrative costs were $7,719,000 as compared to $6,691,000 in the prior year. The increase of $1,028,000 is a result of increased marketing and promotion costs to increase sales in the private label sector of the business. These costs are incurred to expand the customer and product base. In addition, administrative costs have increased (salaries, legal, etc.) to support the increased sales volume.

         Research and development costs were $1,488,000 in the fiscal year ended June 30, 1995, compared to $574,000 in the prior fiscal year. The increase of $914,000 is due to the development of new products to fund future sales growth.

         Interest expense was $3,512,000 in the fiscal year ended June 30, 1995 compared to $3,298,000 in the prior fiscal year. The increase of $214,000 results from increased borrowing on the Company's revolving line of credit to finance growth in accounts receivable and inventory.

         The Company recorded a reduction in the deferred tax valuation allowance of $1,000,000 in fiscal year ended 1995 as compared to $197,000 in the prior fiscal year. This is a result of a change in estimate for deferred income taxes, which increased net income by $1,000,000 in fiscal year ended June 30, 1995.

         Net income was $2,046,000 or $.07 per share as compared to $2,211,000 or $.08 per share in the prior year.

EFFECTS OF INFLATION

         The Company does not believe that inflation had a material effect on its operations for the fiscal years ended June 30, 1996, 1995 or 1994, respectively.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED JUNE 30, 1996 FOR PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

         Report of Independent Certified Public Accountants            F-1

         Consolidated Financial Statements

             Balance Sheets at June 30, 1996 and 1995                  F-2

             Statements of Operations for the Years
             Ended June 30, 1996, 1995 and 1994                        F-3

             Statements of Changes in Stockholders'
             Equity (Deficiency) for the Years Ended
             June 30, 1996, 1995 and 1994                              F-4

             Statements of Cash Flows for the
             Years Ended June 30, 1996, 1995 and 1994                  F-5

             Notes to Consolidated Financial Statements                F-6

     FINANCIAL STATEMENT SCHEDULE

         Report of Independent Certified Public Accountants
         on Financial Statement Schedule                               F-22

         Schedule II - Valuation and Qualifying Accounts               F-23


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          That portion of PFI'S definitive Information or Proxy Statement appearing under the caption "Election of Directors," to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1996 and to be used in connection with the Annual Meeting of Stockholders of PFI currently scheduled to be held in 1996 (the "1996 Annual Meeting") is hereby incorporated by reference. The information regarding the executive officers of PFI is contained under "Directors and Executive Officers of the Registrant" under Item 1 to this Report.

ITEM 11.  EXECUTIVE COMPENSATION.

          That portion of PFI's definitive Information or Proxy Statement appearing under the caption "Compensation of Executive Officers," to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1996 and to be used in connection with PFI's 1996 Annual Meeting is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          That portion of PFI's definitive Information or Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial
Owners and Management," to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1996 and to be used in connection with PFI's 1996 Annual Meeting is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          That portion of PFI's definitive Information or Proxy Statement appearing under the caption "Certain Relationships and Related
Transactions," to be filed with the Commission pursuant to Regulation 14A within 120 days after June 30, 1996 and to be used in connection with PFI's 1996 Annual Meeting is hereby incorporated by reference.


                                        PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a) (1) and (2)  Financial Statements and Financial Statement Schedule:  See
Item 8, "Financial Statements and Supplementary Data".

(a) (3) and (c) Exhibits: Exhibits are numbered in accordance with Item 601 of Regulation S-K.

(3)  Articles of Incorporation and By-Laws:

              3.1     Articles of Incorporation, as amended (3)

              3.2     By-laws, as amended (3)

(4)  Instruments defining the rights of security holders, including indentures:

              4.1     Indenture (1)

              4.2     New Indenture (2)

(10) Material contracts:

              10.1    Employment Agreement with Max A. Tesler, as extended (4)*

              10.2    Employment Agreement with Anthony Cantaffa, as extended
                      (4)*

              10.3    Employment Agreement with Charles E. LaRosa(10)*

              10.4 Loan and Security Agreement between Fidelcor Business Credit Corporation and the Registrant (formerly known as PharmaControl Corp.) (5)

              10.5 Agreement dated September 6, 1991 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (6)

              10.6 Agreement dated September 24, 1992 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

              10.7 Agreement dated March 29, 1993 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (8)

              10.8 Agreement dated May 8, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

              10.9 Agreement dated May 28, 1992, among the Registrant (formerly known as PharmaControl Corp.)., Private Formulations, Inc. and ICC Industries Inc. (7)

              10.10 Agreement dated May 24, 1993, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (8)

              10.11 Agreement dated September 26, 1996 between the Registrant and ICC Chemical Corporation (11)

              10.12 Agreement dated September 29, 1992 among Materials Processing Technology, Inc. and the Registrant (formerly known as PharmaControl Corp.)(7)

              10.13 Form of Warrant Agreement dated October 1, 1992 between the Registrant (formerly known as PharmaControl Corp.) and Max A. Tesler, Anthony Cantaffa, George Chin and Sandra J. Brown)(7).*

              10.14   1994 Stock Option Plan (9)*

(11) Statement re computation of per share earnings: not applicable

(12) Statement computation of ratios: not applicable

(13) Annual report to security holders, Form 10-Q or quarterly report to security holders: not applicable

(16) Letter re change in certifying accountant: not applicable

(18) Letter re change in accounting principles: not applicable

(21) Subsidiaries of the registrant: none

(22) Published report regarding matters submitted to vote of security holders: not applicable

(23) Consent of experts and counsel: consent of the Independent Public
     Accountants

(24) Power of attorney: not applicable

(27) Financial data schedule: attached

(28) Information from reports furnished to state insurance regulatory authorities: not applicable

(29) Additional exhibits: not applicable

- ---------------------
*    Management contracts or compensatory plans

(1) Incorporated herein by reference to the Registrant's Form S-1, File No. 33-13291

(2) Incorporated herein by reference to the Registrant's Form S-4, File No. 33-44033

(3) Filed with the Annual Report on Form 10-K for the year ended June 30, 1983 and incorporated by reference herein, except for (a) Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on April 13, 1984 which was filed with the Registration Statement on Form S-1 (File No. 2-88752), (b) Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on February 3, 1987 which was filed with Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (File No. 33- 6731), (c) Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on November 16, 1991, which was filed with the Annual Report on Form 10-K for the year ended June 30, 1991, (d) Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on January 26, 1994 which was filed with the Quarterly Report on Form 10-Q for the period ended March 31, 1994, (e) Amendment to the Company's By-Laws filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, and
       (f) Certificate of Designations, Preferences and Rights of Series A Cumulative Preferred Stock filed with the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996, each of which is incorporated by reference herein.

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

(8) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.

(9) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1989 and incorporated herein by reference.

(10) Filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(11)  Filed herewith.

              (b) Reports on Form 8-K - The Registrant did not file any reports on Form 8-K during and since the last quarter of the fiscal year ended June 30, 1996 except for a Form 8-K filed on April 26, 1996 reporting under Item 5 the creation and sale of Series A Preferred Stock to ICC.

                                 SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHARMACEUTICAL FORMULATIONS, INC.

                                        By:/s/CHARLES E. LAROSA
                                        Charles E. LaRosa
                                        President, Chief Executive Officer and
                                          a Director

Dated:  September 27, 1996


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         NAME                              TITLE                              DATE

/s/Charles E. LaRosa                       President; Chief Executive         September 27, 1996
- ----------------------------------
Charles E. LaRosa                          Officer and a Director
                                           (Principal Executive
                                           Officer)

/s/Frank Marchese                          Vice President, Finance;           September 27, 1996
- -----------------------
Frank Marchese                             Chief Financial Officer;
                                           Secretary and Treasurer
                                           (Principal Financial Officer)

/s/John L. Oram                            Chairman of the Board              September 27, 1996
- ----------------------
John L. Oram


                                           Director
- ---------------------
Ben A. Blackshire



/s/Ray W. Cheesman                         Director                           September 27, 1996
- ----------------------
Ray W. Cheesman


                                           Director
- -----------------------------
Max A. Tesler


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                                    CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               F-1

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                F-2
   Statements of operations                                      F-3
   Statements of changes in stockholders' equity (deficiency)    F-4
   Statements of cash flows                                      F-5
   Notes to consolidated financial statements                    F-6-F-21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON FINANCIAL STATEMENT SCHEDULE                               F-22

FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and qualifying accounts               F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.


     We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles.


BDO Seidman, LLP

Woodbridge, New Jersey
August 26, 1996


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

June 30,                                                                                          1996               1995
- ---------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $  1,284,000       $     655,000
   Accounts receivable, net of allowance for doubtful accounts of $300,000 and $333,000          8,511,000           8,093,000
   Inventories                                                                                   9,720,000          14,915,000
   Income tax receivable                                                                         1,161,000                -
   Prepaid expenses and other current assets                                                       747,000             696,000
   Deferred tax asset                                                                              400,000             400,000
- --------------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                                              21,823,000          24,759,000
PROPERTY, PLANT AND EQUIPMENT, NET                                                              16,802,000          14,346,000
OTHER ASSETS:
   Deferred financing costs                                                                         94,000             130,000
   Deferred tax asset                                                                              750,000           1,000,000
   Other assets                                                                                    192,000             221,000
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 39,661,000        $ 40,456,000
- --------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Current portion of long-term debt                                                         $     587,000        $    642,000
   Current portion of capital lease obligations                                                  1,877,000           1,529,000
   Accounts payable                                                                              9,441,000           9,829,000
   Accrued expenses                                                                              1,990,000             549,000
   Income taxes payable                                                                               -                 38,000
- --------------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                                         13,895,000          12,587,000
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                         16,284,000          18,207,000
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES                                     9,468,000           8,731,000
DEFERRED GAIN ON SALE/LEASEBACK                                                                    425,000             477,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, par value $1.00 per share; 10,000,000 shares
     authorized; 2,500,00 shares issued and outstanding                                          2,500,000               -
   Common stock, par value $.08 per share; 40,000,000 shares
     authorized; 29,508,814 and 29,311,816 shares issued and outstanding                         2,361,000           2,347,000
   Capital in excess of par value                                                               37,286,000          37,200,000
   Accumulated deficit                                                                         (42,558,000)        (39,093,000)
- -------------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             (411,000)            454,000
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 39,661,000        $ 40,456,000
- -------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30,                                                              1996                     1995             1994
- ----------------------------------------------------------------------------------------------------------------------------------
GROSS SALES                                                                $57,572,000              $62,427,000       $56,256,000
LESS: SALES DISCOUNTS AND ALLOWANCES                                         3,245,000                3,320,000           926,000
- ----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                   54,327,000               59,107,000        55,330,000
- ----------------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
   Cost of goods sold                                                       44,581,000               44,924,000        41,761,000
   Selling, general and administrative                                       9,143,000                7,719,000         6,691,000
   Special compensation expense                                                678,000                        -              -
   Research and development                                                    790,000                1,488,000           574,000
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                            55,192,000               54,131,000        49,026,000
- ----------------------------------------------------------------------------------------------------------------------------------
              INCOME (LOSS) FROM OPERATIONS                                   (865,000)               4,976,000         6,304,000
- ----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES (INCOME):
   Interest expense                                                          3,553,000                3,512,000         3,298,000
   Other, net                                                                  (42,000)                 (65,000)          (85,000)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             3,511,000                3,447,000         3,213,000
- ----------------------------------------------------------------------------------------------------------------------------------
              INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                   (4,376,000)               1,529,000         3,091,000
INCOME TAXES (BENEFIT)                                                        (911,000)                (517,000)          880,000
- ----------------------------------------------------------------------------------------------------------------------------------
              NET INCOME (LOSS)                                            $(3,465,000)            $  2,046,000      $  2,211,000
- ----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:
   Primary                                                                $       (.12)            $        .07      $        .08
   Fully diluted                                                                  (.12)                     .06               .07
- ----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
      Primary                                                               29,412,000               30,023,000        29,361,000
      Fully diluted                                                         29,412,000               32,520,000        32,350,000
- ----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Years ended June 30, 1996, 1995 and 1994
- ---------------------------------------------------------------------------------------------------------------------------------
                                                               Preferred stock      Common stock       Capital In   Accumulated
                                                                                                       Excess Of    Deficit
                                                                                                       Par Value
                                                              Shares   Amount at   Shares   Amount At
                                                              issued   par value   Issued   Par Value
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1993                                           -     $ -      25,192,661  $2,017,000 $36,637,000  $(43,350,000)
Shares issued in connection with exercise of stock options
   and preemptive rights by ICC                                  -       -       3,246,789     260,000     264,000        -
Shares issued in connection with ICC agreement to
   key Company employees                                         -       -          31,965       2,000      29,000        -
Shares issued in connection with Unit Purchase Options           -       -         296,835      24,000      98,000        -
Shares issued in connection with conversion of 8.25% debentures  -       -           2,166        -          3,000        -
Shares issued to lender                                          -       -         100,000       8,000      (8,000)       -
Other                                                            -       -             (21)       -           -           -
Net income                                                       -       -            -           -           -       2,211,000
- ------------------------------------------------------------------------------------------------------------------ --------------
BALANCE, JUNE 30, 1994                                           -       -      28,870,395   2,311,000  37,023,000  (41,139,000)
Shares issued in connection with exercise by ICC of
   preemptive rights                                             -       -         274,468      22,000      45,000        -
Shares issued to outside directors                               -       -          45,000       4,000      17,000        -
Shares issued in connection with conversion of 8.25% debentures  -       -         121,727      10,000     115,000        -
Other                                                            -       -             226        -           -           -
Net income                                                       -       -          -             -           -       2,046,000
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                                           -       -      29,311,816   2,347,000  37,200,000  (39,093,000)
Preferred stock issuance                                    2,500,000 2,500,000     -            -           -            -
Shares issued in connection with exercise by ICC
   of preemptive rights                                          -       -          75,926       6,000     13,000         -
Shares issued in connection with ICC agreement
   to key Company employees                                      -       -          16,799       1,000      3,000         -
Shares issued in connection with conversion of
   8.25% debentures                                              -       -          34,273       2,000     26,000         -
Shares issued to officer and outside directors                   -       -          70,000       5,000     44,000         -
Net loss                                                         -       -            -           -          -       (3,465,000)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                                     2,500,000 $2,500,000 29,508,814  $2,361,000 $37,286,000 $(42,558,000)
- ----------------------------------------------------------------------------------------------------------------------------------

                                                                      See accompanying notes to consolidated financial statements.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30,                                                            1996                1995             1994
- ---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $(3,465,000)        $ 2,046,000       2,211,000
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                             1,662,000           1,395,000       1,150,000
        Amortization of bond discount and deferred financing costs                  135,000              71,000         295,000
        Amortization of deferred gain on sale of building                           (52,000)            (52,000)        (52,000)
        Shares issued to key Company employees                                        4,000               -              31,000
        Shares issued to officer and outside directors                               49,000              21,000             -
        Deferred income taxes                                                       250,000          (1,000,000)       (197,000)
   Changes in current assets and liabilities:
      Increase in accounts receivable                                              (418,000)           (599,000)     (2,737,000)
      (Increase) decrease in inventories                                          5,195,000          (3,656,000)     (2,260,000)
      (Increase) decrease in other current assets                                   (51,000)             15,000         (74,000)
      Increase in income tax receivable                                          (1,161,000)                -               -
      Increase in accounts payable, accrued expenses and income taxes payable     1,015,000           1,553,000        3,524,000
- ----------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               3,163,000            (206,000)       1,891,000
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment, net                                (2,317,000)         (2,010,000)        (979,000)
   (Increase) decrease in other assets                                               29,000              11,000         (231,000)
- ----------------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                            (2,288,000)         (1,999,000)      (1,210,000)
- ----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under the line of credit                              (1,342,000)          3,716,000        1,745,000
   Proceeds from issuance of long-term debt                                            -                   -             183,000
   Principal repayments of long-term debt                                          (707,000)           (551,000)        (602,000)
   Principal repayments of capital leases                                        (1,684,000)         (1,564,000)      (1,121,000)
   Refinancing of capital leases                                                    968,000              -                   -
   Increase in deferred financing costs                                               -                 (20,000)         (35,000)
   Issuance of preferred stock                                                    2,500,000               -                  -
   Issuance of common stock, less offering and registration costs                    19,000              67,000           122,000
- -----------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (246,000)          1,648,000           292,000
- ----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                629,000            (557,000)           973,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        655,000           1,212,000            239,000
- ----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 1,284,000        $    655,000        $ 1,212,000
- -----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE          Pharmaceutical Formulations, Inc. (the "Company")is
   BUSINESS AND RELATED   primarily engaged in the manufacture and distribution
   PARTIES                of over-the-counter solid dosage pharmaceutical
                          products in tablet, caplet and capsule form, which are sold under customers' private labels. The Company supplies bulk products to secondary distributors and repackers as well as smaller competitors who do not have sophisticated research and development departments. The Company also engages in contract manufacturing of selected branded products for well known major pharmaceutical companies.
                          The Company also is engaged in the
                          testing and research and development of
                          new drug and health care products.

                          In September 1991, the Company entered
                          into an option agreement with ICC
                          Industries Inc. ("ICC"), which, as
                          amended at various dates (the "Option
                          Agreement"), provided for options to
                          acquire a total of 66.67% of the number
                          of shares of the Company's common stock
                          outstanding after exercise of all
                          options. ICC has exercised all of its
                          options pursuant to the Option
                          agreement. The number of shares issued
                          to ICC through June 30, 1996 was
                          19,635,894 at option prices ranging from $.1036 to $.1553 per share.

                          In the event of any future issuance of
                          shares of common stock of the Company
                          pursuant to the exercise of existing
                          options, warrants, conversion rights and other rights as they existed at September 24, 1992 ("Outstanding Rights"), issuance of common stock in settlement of the Company's outstanding debts as of September 24, 1992, or issuance of shares of stock to key management, ICC shall be entitled to acquire additional shares to maintain the ownership percentage it holds immediately before such shares of common stock are issued (the "Limited Preemptive Rights").

                          ICC's exercise price for the shares will be the lesser of $.25 ($.50 in the case of certain key management shares) or the exercise price or conversion price of the Outstanding Rights as the case may be.

                          ICC exercised the following preemptive rights in 1996, 1995 and 1994 at a price of $.25 per share:

                                    1996             1995              1994
- ----------------------------------------------------------------------------
Shares under preemptive rights     75,926          274,468           999,048
- ----------------------------------------------------------------------------

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          In addition, ICC exercised miscellaneous options in 1994 for 300,000 shares at $.25 per share and 20,000 shares at $.75 per share.

                          ICC, a major international manufacturer
                          and marketer of chemical, plastic and
                          pharmaceutical products, with calendar
                          year 1995 sales in excess of $1 billion, has offices in key business centers around the world and owns numerous manufacturing plants. In addition, ICC has in the past and continues to provide equipment financing to the Company. ICC has also indicated its intention to pursue joint venture arrangements or other forms of business transactions between the Company and foreign pharmaceutical companies seeking to market, distribute and sell products in the United States.

                          In connection with the ICC Option
                          Agreement, several key employees were
                          granted, and have the right in the
                          future to receive, shares of the
                          Company's common stock. The Company
                          issued 16,799, 233 and 31,965 shares of
                          common stock to these employees in 1996, 1995 and 1994, respectively.

                          The following transactions with ICC, are reflected in the consolidated financial statements as of or for the years ended
                          June 30, 1996, 1995 and 1994:


June 30,                           1996               1995               1994
- ---------------------------------------------------------------------------
Sales to ICC                     $   -            $    -          $  9,267,000
Inventory purchases            795,000          1,219,000           14,300,000
Services and finance fees      488,000            575,000              906,000
Accounts payable to ICC        334,000            118,000            3,233,000
Equipment lease obligations
    due ICC                  4,635,000          3,497,000            3,251,000
Other receivables from ICC     213,000               -                  -
- ------------------------------------------------------------------------------

 2.   SUMMARY OF          Principles of Consolidation
      SIGNIFICANT
      ACCOUNTING POLICIES

                          The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All references to the "Company" include its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          Cash Equivalents
                          Cash equivalents consists of short-term, highly liquid investments, which are readily convertible into cash at cost.

                          Inventories

                          Inventories are stated at the lower of
                          cost or market with cost determined on a first-in, first-out (FIFO) basis.

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

                          No effect has been given to shares
                          issuable for common stock equivalents
                          for the year ended June 30, 1996 as the
                          effect would be anti-dilutive.

                          At June 30, 1995 and 1994, the primary
                          and fully diluted common equivalent
                          shares amounted to 2,110,000 and
                          5,320,000, and 2,804,000 and 5,793,000,
                          respectively.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          Concentration of Credit Risk

                          Financial instruments that potentially
                          subject the Company to credit risk
                          consist principally of trade
                          receivables. The Company extends credit
                          to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash on delivery basis only. At June 30, 1996, approximately 42% of the accounts receivable balance is represented by three customers.

                          Income Taxes

                          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
                          "Accounting for Income Taxes," which
                          requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

                          Use of Estimates

                          The preparation of financial statements
                          in conformity with generally accepted
                          accounting principles requires
                          management to make estimates and
                          assumptions that affect the reported
                          amounts of assets and liabilities and
                          disclosure of contingent assets and
                          liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          Effect of New Accounting Pronouncements

                          In March 1995, the Financial Accounting
                          Standards Board ("FASB") issued
                          Statement of Financial Accounting
                          Standards ("FAS") No. 121, "Accounting
                          for the Impairment of Long-Lived Assets
                          and for Long- Lived Assets to Be
                          Disposed Of." The Company believes that
                          this pronouncement will not have a
                          material impact on the Company's results of operations and financial condition. In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation." As permitted under FAS No. 123, the Company plans to continue its current method of valuing stock options granted to employees and will disclose the proforma effect of the fair value of such options.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          Fair Value of Financial Instruments

                          Financial instruments of the Company
                          include long-term debt. Based upon the
                          current borrowing rates available to the Company, estimated fair values of the revolving credit and term loans (see
                          Note 5) approximate their recorded
                          carrying amounts. It was not deemed
                          practical to determine the estimated
                          fair value of the remaining debt. The
                          carrying amounts for cash, accounts
                          receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short maturity of these items.

                          Reclassifications

                          Certain amounts appearing in the 1995
                          and 1994 financial statements have been
                          reclassified to conform to the 1996
                          presentation. There was no effect on net income due to the reclassification.


3.  INVENTORIES           Inventories consist of the following:


June 30,                  1996                 1995
- ---------------------------------------------------------------------------
Raw materials             $3,849,000           $  5,321,000
Work in process              648,000                375,000
Finished goods             5,223,000              9,219,000
- --------------------------------------------------------------------------
                          $9,720,000            $14,915,000
- --------------------------------------------------------------------------

4. PROPERTY,PLANT AND    Property, plant and equipment consist of the following:
     EQUIPMENT

June 30,                  1996                 1995
- -------------------------------------------------------------------------
Land and building         $  8,348,000         $  8,348,000
Leasehold improvements       3,860,000              323,000
Machinery and equipment     15,804,000           15,374,000
Construction in progress           -              1,133,000
Other                        1,093,000                -
- -------------------------------------------------------------------------
                            29,105,000           25,178,000
Less: Accumulated
  depreciation
   and amortization         12,303,000           10,832,000
- -------------------------------------------------------------------------
                           $16,802,000          $14,346,000
- -------------------------------------------------------------------------

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          The net book value of property, plant
                          and equipment under capital leases was
                          $10,485,000 and $10,000,000 at June 30,
                          1996 and 1995, respectively.

5. LONG-TERM DEBT AND     Long-term debt and capital lease obligations consist
   CAPITAL LEASE          of the following:
   OBLIGATIONS

June 30,                                      1996                           1995
- -----------------------------------------------------------------------------------------
                                    Long-Term    Capital          Long-Term    Capital Leases
                                     Debt        Leases             Debt
                             ------------------------------  -----------------------------
Revolving/term loans (a)            $11,545,000   $  -           $13,289,000    $  -
Convertible subordinated              3,279,000      -             3,198,000       -
  debentures, $1,000 face
  value (less unamoritized
  discount of $1,917,000
  and $2,016,000) (b)
Convertible subordinated               852,000                       927,000       -
  debentures,$325,000 face
   value (c)
New Jersey Economic Development        780,000        -              840,000       -
  Authority Loan (d)
Secured note (e)                       115,000        -              295,000       -
Building sale/leaseback (f)               -      6,351,000               -      6,763,000
Capital equipment lease obligations (g)   -      4,994,000                -     3,497,000
Other                                 300,000         -              300,000       -
- ------------------------------------------------------------------------------------------
                                   16,871,000   11,345,000        18,849,000   10,260,000
Less: Current portion                 587,000    1,877,000           642,000    1,529,000
- -----------------------------------------------------------------------------------------
                                  $16,284,000   $9,468,000       $18,207,000  $ 8,731,000
- -----------------------------------------------------------------------------------------

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (a) In October 1994, PFI modified its line of credit and equipment term loan with its lending institution.
                         The maximum available funds under this modification are $15,000,000. Advances under the revolving loans are limited to the sum of eligible accounts receivable and up to $6,000,000 of eligible inventory, as defined. The term loan is payable in 48 monthly installments of $34,000 commencing February 5, 1995, with the then outstanding balance due on February 4, 1999. The revolving loan is also due on that date. The term loan and the revolving loan are secured by substantially all of the assets of PFI and bear interest, payable monthly, at the prime rate (8 1/4% at June 30, 1996), plus 1 3/4%. In the event of default, the interest rate will increase by 2%.

                         The loan agreement contains certain loan covenants, which, among other things, prohibit the Company from making dividend payments, limit the Company's annual capital expenditures and net loss and require the Company to maintain minimum working capital and net worth. The Company was in default in fiscal 1996 of the minimum amount of loss allowed under the agreement, which default was waived by the financial institution.

            (b) At June 30, 1996, the Company has 5,196 units outstanding consisting of a $1,000 principal amount 8% convertible subordinated debenture due June 15, 2002 (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $48 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par, plus an applicable premium, as defined.

                         In 1994, 1,285 units of 8% Debentures, representing the final number of options, were issued in connection with the exercise of unit purchase options. Upon exercise, a bond discount of $1,102,000 was recorded on the transaction.

                         In 1996, ICC purchased 29 units of the 8% Debentures at a purchase price of $17,643. ICC offered and the Company accepted these bonds at ICC's cost, which approximated the Company's book value of the debt.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



             (c) On June 30, 1996, the Company has 1,753 units outstanding consisting of $325 principal amount
                         8 1/4% convertible debentures due June 15, 2002 (which includes $570,000 face value and interest through maturity of $282,000). Interest is payable annually on June 30. The holders of the 8 1/4% Debentures may convert them at any time into shares of common stock at a conversion price of $.55 per share. The Company has no right to redeem the 8 1/4% Debentures.

                         In 1996, 1995 and 1994, 58,206 and 5 units,
                         respectively, of 8 1/4% Debentures were converted into common stock. A total of 158,166 shares were issued to the debenture holders.

             (d) The loan, which is secured by certain equipment, bears interest at 63/8% and is due as follows: $70,000 at June 1, 1997 and 1998; $80,000 at June 1, 1999, 2000
                         and 2001; and $400,000 at June 1, 2002. A provision in the loan agreement allows the lender to declare the loan immediately due and payable if there has been an event of default in any of the Company's other debt agreements.

             (e) The Company has a variable interest rate secured convertible note which bears interest at prime, plus
                         2 3/4%, payable quarterly. The principal amount of the note may be converted into shares of the Company's common stock at a conversion price of $.50 per share, less adjustments. The note is subordinated to the loans described in Note 5(a) and (d) and is secured by all assets of PFI. The note is payable $15,000 per month with interest due quarterly. The note-holders have waived their rights to convert the note into shares of common stock, except in the event of default.


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             (f) In August 1989, PFI entered into a sale and leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent is $107,000 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commencement and on each thirtieth month thereafter.
                         On September 30, 1994, the monthly base rent increased to $130,000. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the gain on the sale and leaseback of approximately $750,000 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348,000), assuming a 13 1/4% interest rate factor, and is being amortized over the term of the lease.

             (g) The Company leases various equipment primarily from ICC under capital lease agreements. The terms of the leases vary from three to five years with monthly rentals of approximately $148,000.

                        The Company's debt and obligations under capital leases mature in fiscal years ending June 30 as follows:


                       Capital Lease    Long-Term
                        Obligations      Debt
- ------------------------------------------------------------------------------
1997                    $ 3,327,000     $  587,000
1998                      3,047,000        472,000
1999                      2,945,000     10,821,000
2000                      2,480,000         80,000
2001                      1,786,000         80,000
Thereafter                4,784,000      4,831,000
- ------------------------------------------------------------------------------
Total payments           18,369,000     $16,871,000
                                    ----------------
Less: Amount
 representing interest   7,024,000
- --------------------------------------------------------------
Present value of net
minimum lease payments $11,345,000
- --------------------------------------------------------------


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.  COMMITMENTS AND      Commitments
     CONTINGENCIES

                         In fiscal 1996, the Company entered into a long-term lease for a building adjacent to the Company's present facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319,200 per anum for the first five years and $342,000 per annum for the balance of the initial term.

                         Contingencies

                         In or about October 1991, an action was instituted against the Company by an individual seeking monies claimed to be due under an alleged employment agreement.

                         The Company believes that the amount sought, $3,500,000, has been frivolously asserted to harass the Company and that the allegations are completely baseless. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. This case has been moved to the "inactive" trial list. No further action will be taken by either party unless and until plaintiff seeks to restore the matter.


                         In or about November 1992, an action was instituted against the Company by Univest Technologies, alleging that the Company breached its agreement by refusing to furnish Soluble Aspirin to such entity. Plaintiff seeks "consequential damages" of $1,500,000. The Company denies that any such agreement existed and vigorously denies that any monies are owed to plaintiff. The Company moved to dismiss the complaint, which motion was granted with leave to replead. Plaintiff served an amended complaint thereafter, and the Company again moved to dismiss the complaint. The Company is awaiting a decision from the court with respect to the Company's second motion.

                         If the complaint is not dismissed, the Company intends to assert counterclaims against plaintiff for amounts in excess of the amount sought, on the basis of, among other things, plaintiff's fraud and misrepresentation.


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         In or about July 1994, Puritan Quartz, Inc.
                         ("Puritan") brought suit against the Company, alleging breach of (i) the Company's purported contractual obligations to supply Puritan with acetaminophen and ibuprofen for resale to an unaffiliated party; and (ii) related confidentiality obligations. The complaint seeks damages in the aggregate amount of $3,600,000, plus $300,000 for each additional month of continuing breach. The Company denies that it has any liability to Puritan. The Company believes that the clear meaning of the language of the agreement between the parties was that the agreement had a one year term, ending October 16, 1993, prior to the events of the alleged breach, and that such agreement was never extended. Accordingly, in the Company's view, it had no obligation whatsoever to Puritan at the time of the alleged breach. The Company further believes that Puritan's claims as to the aggregate amount of its alleged lost profits are overstated. Discovery is on-going and the Company intends to move for summary judgement at the close of discovery.

                         Under the New Jersey Industrial Site
                         Recovery Act ("ISRA"), the purchase of
                         the Company's manufacturing facilities
                         from Revco in 1987, the sale/leaseback
                         of the premises in 1989 (Note 5(f)), and the exercise by ICC of options to purchase a controlling interest in the Company's common stock required the approval of the NJDEP (Note 1).

                         Although Revco has agreed to be
                         primarily liable for the cost of
                         clean-up efforts and has posted a
                         $1,000,000 bond with the State of New
                         Jersey to secure clean-up obligations
                         (reduced to $306,000 in July 1993), the
                         Company remains contingently liable for
                         the clean-up costs and could be called
                         upon for some or all of the clean-up
                         effort in the event Revco defaults on
                         its clean-up obligations.

                         Management believes the final outcome of the above proceedings will not have a material effect upon the Company's financial position.

                         The Company is a party to various other
                         legal proceedings arising in the normal
                         conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  INCOME TAXES         Income taxes (benefit) consist of the following:

                                   1996           1995                 1994
- -------------------------------------------------------------------------------
Current:
  Federal                          $(1,161,000)    $ 483,000           $1,077,000
  State                                 -             -                     -
- ---------------------------------------------------------------------------------
   Total current                   (1,161,000)      483,000            1,077,000
Deferred - federal                    250,000    (1,000,000)            (197,000)
- ---------------------------------------------------------------------------------
   Total income taxes (benefit)    $ (911,000)  $  (517,000)          $  880,000
- ---------------------------------------------------------------------------------


                    The Company's income taxes (benefit)
                    differ from the amount of income tax
                    determined by applying the applicable
                    statutory U.S. Federal income tax rate
                    to pretax income as a result of the
                    following:


                                      1996               1995                1994
- ------------------------------------------------------------------------------------
Statutory U.S. tax                $(1,488,000)        $ 520,000         $ 1,051,000
Increase (decrease) resulting from:
  Utilization of federal net
    operating loss carryforwards       -                (56,000)            (56,000)
  State income taxes, net of federal
    tax benefit                        -                108,000             185,000
  Utilization of state net
    operating loss carryforwards       -               (108,000)           (185,000)
  Net change in valuation account    681,000         (1,000,000)           (197,000)
  Other                             (104,000)            19,000              82,000
- -------------------------------------------------------------------------------------
Effective income taxes (benefit)  $ (911,000)        $ (517,000)         $  880,000
- -------------------------------------------------------------------------------------

                         The Company utilized tax loss carryforwards of approximately $166,000 for U.S. regular tax purposes during each of the fiscal years ended June 30, 1995 and 1994.

                         As of June 30, 1996, the Company had available net operating losses of approximately $3,000,000 for U.S. regular tax purposes, which expire through 2111. The utilization of losses generated prior to September 1991, which approximated $1,800,000, is limited to approximately $166,000 per year for U.S. regular tax purposes due to the change in ownership resulting from the ICC investment. State income tax net operating loss carryforwards of approximately $16,200,000, which expire through 2003, are available to the Company.

                         Deferred tax assets are comprised of the following temporary differences at June 30:

                                                                                    1996        1995
- -------------------------------------------------------------------------------------------------------
Tax benefit of state income tax net operating loss carryforwards               $  972,000     $  813,000
Tax benefit of federal income tax net operating loss carryforwards              1,020,000        681,000
Depreciation                                                                     (145,000)        54,000
Deferred gain on sale/leaseback of building                                       145,000        162,000
Basis difference 8 1/4% bonds as a result of restructuring                         96,000        115,000
Capitalized inventory costs                                                       136,000        136,000
Deferred compensation                                                             148,000          -
Allowance for doubtful accounts                                                   102,000         82,000
- ----------------------------------------------------------------------------------------------------------
Gross deferred tax asset                                                        2,474,000       2,043,000
Valuation allowance                                                            (1,324,000)       (643,000)
- -----------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                         $1,150,000     $ 1,400,000
- -----------------------------------------------------------------------------------------------------------


8. COMMON STOCK,         The Company has granted options to employees, directors
   OPTIONS AND          and others under various stock option plans, lending
   WARRANTS              arrangements, and under the ICC Option Agreement to key
                         employees.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         The following is a summary of stock
                         options and warrants issued, exercised,
                         forfeited or cancelled for the period
                         July 1, 1993 through June 30, 1996 (not
                         including ICC preemptive rights or
                         additional shares issuable to management in connection with ICC preemptive rights):

                                       Shares        Exercise price per share
- ------------------------------------------------------------------------------
Outstanding - June 30, 1993         1,071,699        $ .25 to $124.00
Forfeited                             (35,895)       $6.80 to $124.00
- ------------------------------------------------------------------------------
Outstanding - June 30, 1994         1,035,804        $ .25 to $ 43.00
Issued                                888,375        $ .85 to $   .91
Forfeited                            (103,404)       $ .85 to $ 43.00
- ------------------------------------------------------------------------------
Outstanding - June 30, 1995         1,820,775        $ .25 to $   .91
Issued                                130,000        $ .56 to $   .66
Forfeited                            (213,975)       $ .85 to $  8.00
- ------------------------------------------------------------------------------
Outstanding - June 30, 1996         1,736,800        $ .25 to $  1.60
- ------------------------------------------------------------------------------

                         As of June 30, 1996, substantially all
                         outstanding stock options and warrants
                         were exercisable and expire at various
                         dates through fiscal 2001. These options were granted at prices which were at or above quoted market value on the dates granted.


9.  PREFERRED STOCK      On April 8, 1996, the Company sold 2,500,000 shares of
                         Series A Preferred Stock to ICC for an aggregate of $2,500,000. The preferred stock is redeemable at the option of PFI and convertible into common stock of the Company by ICC at any time after 36 months at the lower of market price of the common stock of the Company or $2.00 per share. The preferred stock sold to ICC pays dividends at the rate of $.08 per share, payable semi-annually on January 1st and July 1st each year and is cumulative and non-participating.

10.MAJOR CUSTOMER AND    For the years ended June 30, 1996, 1995 and 1994, 20%,
   PRODUCTS              25% and 16%, respectively, of consolidated net sales
                         were derived from Revco D.S. Inc. For the years ended
                         June 30, 1996, 1995 and 1994, Walgreen Company accounted for 14%, 14% and 16% of consolidated net sales, respectively. In addition, sales to ICC accounted for 17% of consolidated net sales for the year ended June 30, 1994. Sales to Price
                         Costco were 12%, 12% and 8% of
                         consolidated net sales for the years
                         ended June 30, 1996, 1995 and 1994, respectively.

                         For the years ended June 30, 1996, 1995
                         and 1994, sales of ibuprofen represented
                         41%, 41% and 46% of consolidated net
                         sales, respectively. For the years ended
                         June 30, 1996, 1995 and 1994, sales of
                         acetaminophen products accounted for
                         approximately 11%, 12% and 12% of
                         consolidated net sales, respectively.

11.SPECIAL               In December 1995, the Company replaced its former
   COMPENSATION EXPENSE  President and Chief Executive Officer.  The Company
                         accrued the estimated remaining obligation due to this individual under his employment contract.

12. SUPPLEMENTAL CASH    Supplemental disclosures of cash flow information:
    FLOW INFORMATION


                                      1996             1995             1994
- ------------------------------------------------------------------------------
Cash paid during the year:
  Interest                         $3,463,000       $3,441,000     $3,455,000
  Income taxes                          -              525,000        968,000
- ------------------------------------------------------------------------------

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Supplemental non-cash investing and financing information:


                                                    1996      1995        1994
- ------------------------------------------------------------------------------
Issuance of common stock upon conversion of dates  $28,000   $125,000    $3,000
- -------------------------------------------------------------------------------



                         In 1994, the Company repaid $524,000 of
                         accounts payable to ICC through the
                         issuance of 3,246,789 shares of common
                         stock in connection with the ICC Option
                         Agreement (Note 1).

                         Capital lease obligations of $1,801,000,
                         $1,449,000 and $2,511,000 were incurred
                         when the Company entered into various
                         leases in 1996, 1995 and 1994, respectively.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
  ON FINANCIAL STATEMENT SCHEDULE



The audits referred to in our report dated August 26, 1996 relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP

Woodbridge, New Jersey

August 26, 1996

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                     Additions                     Deductions
                                      Balance at     charged to                    write-offs
                                      beginning of   costs &       Charge to       uncollectible    Balance at end
Allowance for doubtful accounts         period       expense       other accounts  accounts          of period
- --------------------------------------------------------------------------------------------------------------------

Year ended June 30, 1996              $333,000        $ 68,000      $   -          $101,000         $300,000
Year ended June 30, 1995               188,000         145,000          -             -              333,000
Year Ended June 30, 1994               140,000         272,000          -           224,000          188,000
- --------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX


Number                            Description

10.11 Agreement dated September 26, 1996 between the Registrant and ICC Chemical Corporation
                                  (11)

23                                Consent of the Independent Public Accountants

27                                Financial data schedule