Form 10-K/A
period 1996-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 1996-09-30
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                               FORM 10-K/A - No. 1
(Mark One)

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



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHARMACEUTICAL FORMULATIONS, INC.

                                        By:/s/FRANK MARCHESE
                                        Frank Marchese
                                        Vice President, Finance


Dated:  September 307, 1996