Form 10-K/A
period 1996-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 1996-10-07
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                           FORM 10-K/A Amendment No. 2
(Mark One)

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


                                                      CONSOLIDATED STATEMENTS OF OPERATIONS DATA
                                                       (in thousands, except per share amounts)

                                                                            Years Ended June 30,
                                               1996         1995          1994         1993        1992
                                               --------------------------------------------------------


         Gross Sales                         $57,572      $62,427        $57,386      $46,413     $31,250
         Net sales                           $54,327      $59,107        $55,330      $44,848     $30,383
         Net income (loss)                    (3,465)       2,046          2,211        1,706      (2,314)
         Net income (loss) per share
           of Common Stock:
             Primary                           ($.12)        $.07           $.08         $.09       ($.45)
             Fully diluted                     ( .12)        $.06           $.07         $.06         --
         Weighted average common and common
           equivalent shares outstanding1 :
             Primary                          29,412       30,023         29,361       19,826       5,212
             Fully diluted                    29,412       32,520         32,350       26,522         --

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

     Sales discounts and allowances were $3,320,000 in the fiscal year ended June 30, 1995 as compared to $2,056,000 in the prior fiscal year. The increase is the result of increased sales, especially in the private label section of the business where discounts and allowances are more prevalent. In addition, the Company has increased the allowances to certain private label customers to respond to competitive pressures in the market place.

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

     FINANCIAL STATEMENT SCHEDULE

         Report of Independent Certified Public Accountants
         on Financial Statement Schedule                               F-22

         Schedule II - Valuation and Qualifying Accounts               F-23


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Registrants Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHARMACEUTICAL FORMULATIONS, INC.

                                        By:/s/FRANK MARCHESE
                                              Frank Marchese
                                        Vice President, Finance

Dated:  October 3, 1996


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


BDO Seidman, LLP

Woodbridge, New Jersey
August 26, 1996


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

June 30,                                                                                          1996               1995
---------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $  1,284,000       $     655,000
   Accounts receivable, net of allowance for doubtful accounts of $300,000 and $333,000          8,511,000           8,093,000
   Inventories                                                                                   9,720,000          14,915,000
   Income tax receivable                                                                         1,161,000                -
   Prepaid expenses and other current assets                                                       747,000             696,000
   Deferred tax asset                                                                              400,000             400,000
--------------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                                              21,823,000          24,759,000
PROPERTY, PLANT AND EQUIPMENT, NET                                                              16,802,000          14,346,000
OTHER ASSETS:
   Deferred financing costs                                                                         94,000             130,000
   Deferred tax asset                                                                              750,000           1,000,000
   Other assets                                                                                    192,000             221,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 39,661,000        $ 40,456,000
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Current portion of long-term debt                                                         $     587,000        $    642,000
   Current portion of capital lease obligations                                                  1,877,000           1,529,000
   Accounts payable                                                                              9,441,000           9,829,000
   Accrued expenses                                                                              1,990,000             549,000
   Income taxes payable                                                                               -                 38,000
--------------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                                         13,895,000          12,587,000
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                         16,284,000          18,207,000
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES                                     9,468,000           8,731,000
DEFERRED GAIN ON SALE/LEASEBACK                                                                    425,000             477,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, par value $1.00 per share; 10,000,000 shares
     authorized; 2,500,00 shares issued and outstanding                                          2,500,000               -
   Common stock, par value $.08 per share; 40,000,000 shares
     authorized; 29,508,814 and 29,311,816 shares issued and outstanding                         2,361,000           2,347,000
   Capital in excess of par value                                                               37,286,000          37,200,000
   Accumulated deficit                                                                         (42,558,000)        (39,093,000)
-------------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             (411,000)            454,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 39,661,000        $ 40,456,000
-------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30,                                                              1996                     1995             1994
----------------------------------------------------------------------------------------------------------------------------------
GROSS SALES                                                                $57,572,000              $62,427,000       $57,386,000
LESS: SALES DISCOUNTS AND ALLOWANCES                                         3,245,000                3,320,000         2,056,000
----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                   54,327,000               59,107,000        55,330,000
----------------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
   Cost of goods sold                                                       44,581,000               44,924,000        41,761,000
   Selling, general and administrative                                       9,143,000                7,719,000         6,691,000
   Special compensation expense                                                678,000                        -              -
   Research and development                                                    790,000                1,488,000           574,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                            55,192,000               54,131,000        49,026,000
----------------------------------------------------------------------------------------------------------------------------------
              INCOME (LOSS) FROM OPERATIONS                                   (865,000)               4,976,000         6,304,000
----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES (INCOME):
   Interest expense                                                          3,553,000                3,512,000         3,298,000
   Other, net                                                                  (42,000)                 (65,000)          (85,000)
----------------------------------------------------------------------------------------------------------------------------------
                                                                             3,511,000                3,447,000         3,213,000
----------------------------------------------------------------------------------------------------------------------------------
              INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                   (4,376,000)               1,529,000         3,091,000
INCOME TAXES (BENEFIT)                                                        (911,000)                (517,000)          880,000
----------------------------------------------------------------------------------------------------------------------------------
              NET INCOME (LOSS)                                            $(3,465,000)            $  2,046,000      $  2,211,000
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:
   Primary                                                                $       (.12)            $        .07      $        .08
   Fully diluted                                                                  (.12)                     .06               .07
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
      Primary                                                               29,412,000               30,023,000        29,361,000
      Fully diluted                                                         29,412,000               32,520,000        32,350,000
----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Years ended June 30, 1996, 1995 and 1994
---------------------------------------------------------------------------------------------------------------------------------
                                                               Preferred stock      Common stock       Capital In   Accumulated
                                                                                                       Excess Of    Deficit
                                                                                                       Par Value
                                                              Shares   Amount at   Shares   Amount At
                                                              issued   par value   Issued   Par Value
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1993                                           -     $ -      25,192,661  $2,017,000 $36,637,000  $(43,350,000)
Shares issued in connection with exercise of stock options
   and preemptive rights by ICC                                  -       -       3,246,789     260,000     264,000        -
Shares issued in connection with ICC agreement to
   key Company employees                                         -       -          31,965       2,000      29,000        -
Shares issued in connection with Unit Purchase Options           -       -         296,835      24,000      98,000        -
Shares issued in connection with conversion of 8.25% debentures  -       -           2,166        -          3,000        -
Shares issued to lender                                          -       -         100,000       8,000      (8,000)       -
Other                                                            -       -             (21)       -           -           -
Net income                                                       -       -            -           -           -       2,211,000
------------------------------------------------------------------------------------------------------------------ --------------
BALANCE, JUNE 30, 1994                                           -       -      28,870,395   2,311,000  37,023,000  (41,139,000)
Shares issued in connection with exercise by ICC of
   preemptive rights                                             -       -         274,468      22,000      45,000        -
Shares issued to outside directors                               -       -          45,000       4,000      17,000        -
Shares issued in connection with conversion of 8.25% debentures  -       -         121,727      10,000     115,000        -
Other                                                            -       -             226        -           -           -
Net income                                                       -       -          -             -           -       2,046,000
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                                           -       -      29,311,816   2,347,000  37,200,000  (39,093,000)
Preferred stock issuance                                    2,500,000 2,500,000     -            -           -            -
Shares issued in connection with exercise by ICC
   of preemptive rights                                          -       -          75,926       6,000     13,000         -
Shares issued in connection with ICC agreement
   to key Company employees                                      -       -          16,799       1,000      3,000         -
Shares issued in connection with conversion of
   8.25% debentures                                              -       -          34,273       2,000     26,000         -
Shares issued to officer and outside directors                   -       -          70,000       5,000     44,000         -
Net loss                                                         -       -            -           -          -       (3,465,000)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                                     2,500,000 $2,500,000 29,508,814  $2,361,000 $37,286,000 $(42,558,000)
----------------------------------------------------------------------------------------------------------------------------------

                                                                      See accompanying notes to consolidated financial statements.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended June 30,                                                            1996                1995             1994
---------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $(3,465,000)        $ 2,046,000       2,211,000
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
        Depreciation and amortization                                             1,662,000           1,395,000       1,150,000
        Amortization of bond discount and deferred financing costs                  135,000              71,000         295,000
        Amortization of deferred gain on sale of building                           (52,000)            (52,000)        (52,000)
        Shares issued to key Company employees                                        4,000               -              31,000
        Shares issued to officer and outside directors                               49,000              21,000             -
        Deferred income taxes                                                       250,000          (1,000,000)       (197,000)
   Changes in current assets and liabilities:
      Increase in accounts receivable                                              (418,000)           (599,000)     (2,737,000)
      (Increase) decrease in inventories                                          5,195,000          (3,656,000)     (2,260,000)
      (Increase) decrease in other current assets                                   (51,000)             15,000         (74,000)
      Increase in income tax receivable                                          (1,161,000)                -               -
      Increase in accounts payable, accrued expenses and income taxes payable     1,015,000           1,553,000        3,524,000
----------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               3,163,000            (206,000)       1,891,000
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment, net                                (2,317,000)         (2,010,000)        (979,000)
   (Increase) decrease in other assets                                               29,000              11,000         (231,000)
----------------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                            (2,288,000)         (1,999,000)      (1,210,000)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under the line of credit                              (1,342,000)          3,716,000        1,745,000
   Proceeds from issuance of long-term debt                                            -                   -             183,000
   Principal repayments of long-term debt                                          (707,000)           (551,000)        (602,000)
   Principal repayments of capital leases                                        (1,684,000)         (1,564,000)      (1,121,000)
   Refinancing of capital leases                                                    968,000              -                   -
   Increase in deferred financing costs                                               -                 (20,000)         (35,000)
   Issuance of preferred stock                                                    2,500,000               -                  -
   Issuance of common stock, less offering and registration costs                    19,000              67,000           122,000
-----------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (246,000)          1,648,000           292,000
----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                629,000            (557,000)           973,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        655,000           1,212,000            239,000
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $ 1,284,000        $    655,000        $ 1,212,000
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

                          ICC exercised the following preemptive rights in 1996, 1995 and 1994 at a price of $.25 per share:

                                    1996             1995              1994
----------------------------------------------------------------------------
Shares under preemptive rights     75,926          274,468           999,048
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

                          The following transactions with ICC, are reflected in the consolidated financial statements as of or for the years ended
                          June 30, 1996, 1995 and 1994:


June 30,                           1996               1995               1994
---------------------------------------------------------------------------
Sales to ICC                     $   -            $    -          $  9,267,000
Inventory purchases            795,000          1,219,000           14,300,000
Services and finance fees      488,000            575,000              906,000
Accounts payable to ICC        334,000            118,000            3,233,000
Equipment lease obligations
    due ICC                  4,635,000          3,497,000            3,251,000
Other receivables from ICC     213,000               -                  -
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


3.  INVENTORIES           Inventories consist of the following:


June 30,                  1996                 1995
---------------------------------------------------------------------------
Raw materials             $3,849,000           $  5,321,000
Work in process              648,000                375,000
Finished goods             5,223,000              9,219,000
--------------------------------------------------------------------------
                          $9,720,000            $14,915,000
--------------------------------------------------------------------------

4. PROPERTY,PLANT AND    Property, plant and equipment consist of the following:
     EQUIPMENT

June 30,                  1996                 1995
-------------------------------------------------------------------------
Land and building         $  8,348,000         $  8,348,000
Leasehold improvements       3,860,000              323,000
Machinery and equipment     15,804,000           15,374,000
Construction in progress           -              1,133,000
Other                        1,093,000                -
-------------------------------------------------------------------------
                            29,105,000           25,178,000
Less: Accumulated
  depreciation
   and amortization         12,303,000           10,832,000
-------------------------------------------------------------------------
                           $16,802,000          $14,346,000
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

5. LONG-TERM DEBT AND     Long-term debt and capital lease obligations consist
   CAPITAL LEASE          of the following:
   OBLIGATIONS

June 30,                                      1996                           1995
-----------------------------------------------------------------------------------------
                                    Long-Term    Capital          Long-Term    Capital Leases
                                     Debt        Leases             Debt
                             ------------------------------  -----------------------------
Revolving/term loans (a)            $11,545,000   $  -           $13,289,000    $  -
Convertible subordinated              3,279,000      -             3,198,000       -
  debentures, $1,000 face
  value (less unamoritized
  discount of $1,917,000
  and $2,016,000) (b)
Convertible subordinated               852,000                       927,000       -
  debentures,$325,000 face
   value (c)
New Jersey Economic Development        780,000        -              840,000       -
  Authority Loan (d)
Secured note (e)                       115,000        -              295,000       -
Building sale/leaseback (f)               -      6,351,000               -      6,763,000
Capital equipment lease obligations (g)   -      4,994,000                -     3,497,000
Other                                 300,000         -              300,000       -
------------------------------------------------------------------------------------------
                                   16,871,000   11,345,000        18,849,000   10,260,000
Less: Current portion                 587,000    1,877,000           642,000    1,529,000
-----------------------------------------------------------------------------------------
                                  $16,284,000   $9,468,000       $18,207,000  $ 8,731,000
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

                        The Company's debt and obligations under capital leases mature in fiscal years ending June 30 as follows:


                       Capital Lease    Long-Term
                        Obligations      Debt
------------------------------------------------------------------------------
1997                    $ 3,327,000     $  587,000
1998                      3,047,000        472,000
1999                      2,945,000     10,821,000
2000                      2,480,000         80,000
2001                      1,786,000         80,000
Thereafter                4,784,000      4,831,000
------------------------------------------------------------------------------
Total payments           18,369,000     $16,871,000
                                    ----------------
Less: Amount
 representing interest   7,024,000
--------------------------------------------------------------
Present value of net
minimum lease payments $11,345,000
--------------------------------------------------------------


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

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  INCOME TAXES         Income taxes (benefit) consist of the following:

                                   1996           1995                 1994
-------------------------------------------------------------------------------
Current:
  Federal                          $(1,161,000)    $ 483,000           $1,077,000
  State                                 -             -                     -
---------------------------------------------------------------------------------
   Total current                   (1,161,000)      483,000            1,077,000
Deferred - federal                    250,000    (1,000,000)            (197,000)
---------------------------------------------------------------------------------
   Total income taxes (benefit)    $ (911,000)  $  (517,000)          $  880,000
---------------------------------------------------------------------------------


                    The Company's income taxes (benefit)
                    differ from the amount of income tax
                    determined by applying the applicable
                    statutory U.S. Federal income tax rate
                    to pretax income as a result of the
                    following:


                                      1996               1995                1994
------------------------------------------------------------------------------------
Statutory U.S. tax                $(1,488,000)        $ 520,000         $ 1,051,000
Increase (decrease) resulting from:
  Utilization of federal net
    operating loss carryforwards       -                (56,000)            (56,000)
  State income taxes, net of federal
    tax benefit                        -                108,000             185,000
  Utilization of state net
    operating loss carryforwards       -               (108,000)           (185,000)
  Net change in valuation account    681,000         (1,000,000)           (197,000)
  Other                             (104,000)            19,000              82,000
-------------------------------------------------------------------------------------
Effective income taxes (benefit)  $ (911,000)        $ (517,000)         $  880,000
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

                         Deferred tax assets are comprised of the following temporary differences at June 30:

                                                                                    1996        1995
-------------------------------------------------------------------------------------------------------
Tax benefit of state income tax net operating loss carryforwards               $  972,000     $  813,000
Tax benefit of federal income tax net operating loss carryforwards              1,020,000        681,000
Depreciation                                                                     (145,000)        54,000
Deferred gain on sale/leaseback of building                                       145,000        162,000
Basis difference 8 1/4% bonds as a result of restructuring                         96,000        115,000
Capitalized inventory costs                                                       136,000        136,000
Deferred compensation                                                             148,000          -
Allowance for doubtful accounts                                                   102,000         82,000
----------------------------------------------------------------------------------------------------------
Gross deferred tax asset                                                        2,474,000       2,043,000
Valuation allowance                                                            (1,324,000)       (643,000)
-----------------------------------------------------------------------------------------------------------
Net deferred tax asset                                                         $1,150,000     $ 1,400,000
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

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                         The following is a summary of stock
                         options and warrants issued, exercised,
                         forfeited or cancelled for the period
                         July 1, 1993 through June 30, 1996 (not
                         including ICC preemptive rights or
                         additional shares issuable to management in connection with ICC preemptive rights):

                                       Shares        Exercise price per share
------------------------------------------------------------------------------
Outstanding - June 30, 1993         1,071,699        $ .25 to $124.00
Forfeited                             (35,895)       $6.80 to $124.00
------------------------------------------------------------------------------
Outstanding - June 30, 1994         1,035,804        $ .25 to $ 43.00
Issued                                888,375        $ .85 to $   .91
Forfeited                            (103,404)       $ .85 to $ 43.00
------------------------------------------------------------------------------
Outstanding - June 30, 1995         1,820,775        $ .25 to $   .91
Issued                                130,000        $ .56 to $   .66
Forfeited                            (213,975)       $ .85 to $  8.00
------------------------------------------------------------------------------
Outstanding - June 30, 1996         1,736,800        $ .25 to $  1.60
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

12. SUPPLEMENTAL CASH    Supplemental disclosures of cash flow information:
    FLOW INFORMATION


                                      1996             1995             1994
------------------------------------------------------------------------------
Cash paid during the year:
  Interest                         $3,463,000       $3,441,000     $3,455,000
  Income taxes                          -              525,000        968,000
------------------------------------------------------------------------------

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Supplemental non-cash investing and financing information:


                                                    1996      1995        1994
------------------------------------------------------------------------------
Issuance of common stock upon conversion of dates  $28,000   $125,000    $3,000
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

August 26, 1996

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                     Additions                     Deductions
                                      Balance at     charged to                    write-offs
                                      beginning of   costs &       Charge to       uncollectible    Balance at end
Allowance for doubtful accounts         period       expense       other accounts  accounts          of period
--------------------------------------------------------------------------------------------------------------------

Year ended June 30, 1996              $333,000        $ 68,000      $   -          $101,000         $300,000
Year ended June 30, 1995               188,000         145,000          -             -              333,000
Year Ended June 30, 1994               140,000         272,000          -           224,000          188,000
--------------------------------------------------------------------------------------------------------------------