Form 10-Q
period 1996-09-30
PHARMACEUTICAL FORMULATIONS INC
filed 1996-11-13
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended:                September 30, 1996
                              ------------------
                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________


         Commission File Number 0-11274


                        PHARMACEUTICAL FORMULATIONS, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                        22-2367644
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


460 Plainfield Avenue, Edison, NJ                                 08818
(Address of principal executive offices)                        (Zip code)


(Registrant's telephone number, including area code):        (908) 985-7100
                                                             -------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


The number of shares outstanding of common stock, $.08 par value, as of October 31, 1996 was 29,508,814.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,             June 30,
                                                                                       1996                   1996
                                 ASSETS                                             (Unaudited)              (Note 1)
                                 ------                                             ------------             ---------

CURRENT ASSETS
      Cash                                                                         $     346,000          $   1,284,000
      Accounts receivable - net of allowance for doubtful accounts of $360,000
          and $300,000                                                                10,341,000              8,511,000
      Income tax receivable                                                            1,161,000              1,161,000
      Inventories                                                                     13,486,000              9,720,000
      Prepaid expenses and other current assets                                          752,000                747,000
      Deferred tax asset                                                                 400,000                400,000
                                                                                   -------------           ------------
        Total current assets                                                          26,486,000             21,823,000


PROPERTY, PLANT AND EQUIPMENT
      Net of accumulated depreciation and amortization of $12,840,000 and
          $12,303,000                                                                 16,935,000             16,802,000

OTHER ASSETS
      Deferred financing costs                                                            70,000                 94,000
      Deferred tax asset                                                                 640,000                750,000
      Other assets                                                                       207,000                192,000
                                                                                   $  44,338,000          $  39,661,000


                          LIABILITIES AND STOCKHOLDERS'
                               EQUITY (DEFICIENCY)
                          -----------------------------
CURRENT LIABILITIES
      Current portion of long-term debt                                            $     542,000          $     587,000
      Current portion of capital lease obligations                                     1,926,000              1,877,000
      Accounts payable                                                                11,849,000              9,441,000
      Accrued expenses                                                                 2,151,000              1,990,000
        Total current liabilities                                                     16,468,000             13,895,000

LONG TERM DEBT                                                                        18,708,000             16,284,000

LONG TERM CAPITAL LEASE OBLIGATIONS                                                    8,950,000              9,468,000

DEFERRED GAIN ON SALE/LEASEBACK                                                          412,000                425,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Preferred stock - par value $1.00 per share;
        10,000,000 shares authorized;  2,500,000 shares
        issued and outstanding                                                         2,500,000              2,500,000
      Common stock - par value $.08 per share
        Authorized - 40,000,000 shares
        Issued and outstanding - 29,508,814 shares                                     2,361,000               2,361,000
      Capital in excess of par value                                                  37,286,000              37,286,000
      Accumulated deficit                                                           ( 42,347,000)           ( 42,558,000)
        Total stockholders' equity (deficiency)                                     (    200,000)           (    411,000)
                                                                                    $ 44,338,000            $ 39,661,000

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ended
                                                     September 30,
                                              1996                     1995
                                           (Unaudited)              (Unaudited)
                                           -----------              -----------
REVENUES
  Gross sales                               15,825,000             13,395,000
  Less:  Sales discounts
    and allowances                             829,000                833,000
                                            ----------             ----------
  Net sales                                 14,996,000             12,562,000


COST AND EXPENSES
  Cost of goods sold                        11,321,000              10,101,000
  Selling, general and
    administrative                           2,302,000               2,187,000
  Research and development
                                               215,000                 208,000
                                            ----------              ----------
                                            13,838,000              12,496,000

PROFIT FROM OPERATIONS                       1,158,000                  66,000

OTHER INCOME (EXPENSE)
  Interest expense                         (   893,000)             (  978,000)
  Other                                         56,000                   6,000
                                           ------------             -----------
                                           (   837,000)             (  972,000)

INCOME (LOSS) BEFORE INCOME TAXES
                                               321,000              (  906,000)

INCOME TAXES (BENEFIT)                         110,000              (  300,000)
                                              --------              -----------
NET INCOME (LOSS)                             $211,000              ( $606,000)
                                              ========              ===========


INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT SHARE

                                                 $.01                  (  $.02)
                                               ======                  ========

WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES
  OUTSTANDING                               30,711,000              29,323,000
                                            ==========              ==========


          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                        1996                       1995
                                                                                     (Unaudited)                (Unaudited)
                                                                                 ------------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $     211,000                  ($   606,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
      Depreciation and amortization of property, plant and
        equipment                                                                      537,000                       399,000
      Amortization of bond discount and deferred financing costs
                                                                                        49,000                        81,000
      Amortization of deferred gain on sale/leaseback                             (     13,000)                  (    13,000)
      Deferred tax                                                                     110,000                           --


  Changes in current assets and liabilities

   (Increase) in accounts receivable                                              (  1,830,000)                  (   546,000)
   (Increase)/decrease in inventories                                             (  3,766,000)                      296,000
   (Increase)in other current assets                                              (      5,000)                  (   491,000)
    Increase/(decrease) in accounts payable and accrued
       expenses                                                                      2,569,000                   (   324,000)
                                                                                  ------------                   ------------
    Net cash (used in) operating activities                                       (  2,138,000)                  ( 1,204,000)
                                                                                  -------------                  ------------
CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in other assets                                                      (     15,000)                        -
  (Increase) in property, plant and equipment                                     (    670,000)                        -
                                                                                  -------------                   ------------
    Net cash (used in) investing activities
                                                                                  (    685,000)                        -
                                                                                  -------------                   ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in borrowings under line
      of credit                                                                      2,500,000                       686,000
  Principal payments of capital lease obligations
                                                                                  (    469,000)                 (    382,000)
  Principal repayments of long-term debt                                          (    146,000)                 (    145,000)
  Increase in long-term debt                                                               -                         443,000
  Issuance of common stock                                                                 -                          19,000
                                                                                   ------------                  -----------
     Net cash provided by financing
      activities                                                                     1,885,000                       621,000

     Net (decrease) in cash                                                       (    938,000)                 (    583,000)

CASH, beginning of period                                                            1,284,000                       655,000
                                                                                   ------------                  -----------
CASH, end of period                                                               $    346,000                   $    72,000
                                                                                  =============                  ===========

          See accompanying notes to consolidated financial statements.


               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:       Interim Financial Reporting:

              The consolidated balance sheet as of June 30, 1996 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes.

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

              Certain amounts appearing in the September 30, 1995 financial statements have been reclassified to conform to the September 30, 1996 presentation. There was no effect on net income due to the reclassification.

              The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for a full year.

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

              In March 1996, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of New Jersey by Gary Sherman Investments, Inc., formerly known as Polystar Corporation ("GSI"). GSI filed this action against the Company based on a $400,000 promissory note allegedly executed in GSI's favor in or about March 1991, seeking to recover the full face amount of the note plus accrued interest. The Company is contesting the allegations of this complaint, and has filed a counterclaim alleging, inter alia, breaches of fiduciary duty and fraud by GSI. The Company intends vigorously to defend against GSI's claims and to pursue its counterclaims against GSI.

Note 3:       Inventories:
                                               September 30,         June 30,
              Inventories consist of the           1996               1996
                 following:                    -------------      -----------

               Raw materials                     $ 5,287,000      $ 3,849,000
               Work in process                       707,000          648,000
               Finished goods                      7,492,000        5,223,000
                                                 -----------      -----------
                                                 $13,486,000      $ 9,720,000
                                                 ===========      ===========
Note 4:       Dividends:

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

              In 1996, undeclared dividends on preferred stock totaling $50,000 were deducted from net income to determine net income for common stockholders.

              No effect has been given to shares issuable for common stock equivalents for the three months ended September 30, 1995 as the effect would be anti-dilutive.

Note 6:       Related Party Transactions:

              The following transactions with ICC Industries Inc. ("ICC"), an affiliated Company, are reflected in the consolidated financial statements as of or for the three months ended September 30, 1996 and 1995:

                                                    1996                1995
                                                    ----                ----

           Inventory purchases from ICC          $  275,000         $  135,000

           Interest expense                         122,000             90,000

           Accounts payable to ICC                  329,000            135,000

           Equipment lease obligations due ICC    4,304,000          4,924,000

           Other receivables from ICC               213,000                --

  ITEM 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                              RESULTS OF OPERATIONS


Sales for the three months ended September 30, 1996 were $15,825,000 as compared to $13,395,000 in the comparable period in the prior fiscal year. The increase of $2,430,000 or 18% is a result of new customers and increased sales to existing customers, especially in the private label (store brand) sector of the business. There was a slight increase in the contract manufacturing sector while the bulk sector was down as compared to the comparable period in the prior fiscal year. Four customers presently represent approximately 52% of sales for the three months ended September 30, 1996. These four customers are Revco D.S. ("Revco"), Walgreen Company ("Walgreen"), Price-Costco, Inc. ("Price-Costco") and Leiner Health Products ("Leiner"). Sales to these four customers were $8,265,000 or 52% of sales as, compared to $7,084,000 or 53% of sales in the comparable period in the prior fiscal year.

Cost of sales as a percentage of net sales was 75% as compared to 80% in the comparable period in the prior year. The reduction in cost of sales as a percentage of net sales is a result of the increased sales, manufacturing efficiencies, lower raw material costs and overall cost containment.

Selling, general and administrative costs were $2,302,000 or 15% of net sales for the three months ended September 30, 1996 as compared to $2,187,000 or 17% of net sales in the comparable period in the prior fiscal year. The increase of $115,000 is a result of increased personnel in both sales and marketing to increase the Company's customer and product base and increased freight costs due to the increased sales.

Interest and other expenses were $837,000 for the three months ended September 30, 1996 as compared to $972,000 in the comparable period in the prior fiscal year. The decrease of $135,000 is a result of lower average borrowing amounts in the three months ended September 30, 1996 as compared to the comparable period in the prior fiscal year.

The Company recorded a provision for income taxes of $110,000 as compared to a tax benefit of $300,000 in the comparable period in the prior fiscal year.

Net income for the three months ended September 30, 1996 was $211,000 or $.01 per share as compared to a loss of $606,000 or $.02 per share in the comparable period in the prior fiscal year.

The Company continues to take steps aimed at increasing sales and reducing costs to reverse the losses incurred in fiscal year ended June 30, 1996. These steps include: (a) working to add customers and products to the current business to increase sales volume, (b) efforts to continue to reduce material costs and (c) other cost-saving measures as well as other actions to improve profitability. There can be no assurance that such actions will be successful in enabling the Company to continue to realize profitable results and return the Company to profitability for the fiscal year ending June 30, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $10,018,000 as compared to $7,928,000 at June 30, 1996. The increase of $2,090,000 is due to the net income for the three months ended September 30, 1996 and an increase in borrowing from the Company's institutional lender to finance the growth in accounts receivable and inventory. The increase in working capital includes increases in accounts receivable of $1,830,000 due to the increased sales, especially in the later part of the quarter. In addition, inventories increased $3,766,000 to support the sales growth, including expected increases in sales in the second quarter and the balance of the fiscal year. The increases in accounts receivable and inventory were offset somewhat by an increase in accounts payable and accrued expenses of $2,569,000.

Capital expenditures of $670,000 for the three months ended September 30, 1996 were related to the continued efforts to upgrade the manufacturing equipment and plant facilities. Capital expenditures for the fiscal year ended June 30, 1997 are currently estimated to be approximately $2,500,000.

The Company has a $15,000,000 asset-based line of credit with an institutional lender. At September 30, 1996, the Company had $1,056,000 of unused availability under this agreement. The line of credit expires February 4, 1999 and bears interest at 1 3/4% above the prime lending rate (currently 8 1/4%).

The Company has outstanding 2,500,000 shares of series A cumulative preferred stock sold to ICC Industries Inc. ("ICC"). Dividends from April 8, 1996 through September 30, 1996 (approximately $100,000) have accumulated and are in arrears. There is no intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $50,000 per quarter.

The Company continues to take steps to increase sales and reduce costs to improve operating results and meet working capital needs. As stated above, the Company intends to add an estimated $2,500,000 of capital equipment in the fiscal year ending June 30, 1997 to increase capacity and reduce costs. The Company intends for these capital expenditures to be financed through capital leases with either ICC or other parties. While the Company has in the past had no difficulty in obtaining capital lease financing or meeting working capital needs, there can be no assurance the Company will obtain the capital lease financing or meet working capital needs in the future.

                           PART II. OTHER INFORMATION

Item 1:           Legal Proceedings

                  See Note 2 to Notes to Consolidated Financial Statements.


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


                                          PHARMACEUTICAL FORMULATIONS, INC.
                                                    (REGISTRANT)




Date:      November 12, 1996                By:    /s/ Charles E. LaRosa
                                                   Charles E. LaRosa
                                                   Chief Executive Officer
                                                   and President
                                                  (Principal Executive Officer)



Date:      November 12, 1996                By:    /s/ Frank Marchese
                                                   Frank Marchese
                                                   Chief Financial Officer
                                                   and Treasurer
                                                   (Principal Financial Officer)