Form 10-Q
period 1996-12-31
PHARMACEUTICAL FORMULATIONS INC
filed 1997-02-13
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

/x/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:                 DECEMBER 31, 1996
                                                         -----------------
                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From
          _______________ to ________________

                         Commission File Number 0-11274

                        PHARMACEUTICAL FORMULATIONS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                       22-2367644
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                            Identification No.)

460 PLAINFIELD AVENUE, EDISON, NJ                               08818
(Address of principal executive offices)                     (Zip code)


(Registrant's telephone number, including area code)        (908) 985-7100
                                                             -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes |_| No


The number of shares outstanding of common stock, $.08 par value, as of January 31, 1997 was 29,558,814.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                                                                December 31,          June 30,
                                                                                   1996                 1996
                                   ASSETS                                      (UNAUDITED)           (NOTE 1)
CURRENT ASSETS
        Cash                                                                     $  932,000          $  1,284,000
        Accounts receivable - net of allowance for
        doubtful accounts of $421,000 and $300,000                               12,331,000             8,511,000
        Income tax receivable                                                                           1,161,000
        Inventories                                                              14,834,000             9,720,000
        Prepaid expenses and other current assets                                   904,000               747,000
        Deferred tax asset                                                          400,000               400,000
                                                                                -----------           -----------
          Total current assets                                                   29,401,000            21,823,000

PROPERTY, PLANT AND EQUIPMENT

        Net of accumulated depreciation and
        amortization of $13,403,000 and $12,303,000                              17,121,000            16,802,000

OTHER ASSETS

        Deferred financing costs                                                     75,000                94,000
        Deferred tax asset                                                          270,000               750,000
        Other assets                                                                177,000               192,000
                                                                                -----------          ------------
                                                                               $ 47,044,000          $ 39,661,000
                                                                               ============          ============

                                    LIABILITIES AND STOCKHOLDERS'
                                         EQUITY (DEFICIENCY)

CURRENT LIABILITIES

        Current portion of long-term debt                                      $    497,000               587,000
        Current portion of capital lease obligations                              1,879,000             1,877,000
        Accounts payable                                                         15,310,000             9,441,000
        Accrued expenses                                                          1,234,000             1,990,000
                                                                               ------------           -----------
          Total current liabilities                                              18,920,000            13,895,000

LONG TERM DEBT                                                                   18,829,000            16,284,000

LONG TERM CAPITAL LEASE OBLIGATIONS                                               8,515,000             9,468,000

DEFERRED GAIN ON SALE/LEASEBACK                                                     399,000               425,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
        Preferred stock - par value $1.00 per share;
          10,000,000 shares authorized;  2,500,000 shares
          issued and outstanding                                                  2,500,000             2,500,000
        Common stock - par value $.08 per share
        Authorized - 40,000,000 shares
        Issued and outstanding - 29,558,814 and
        29,508,814 shares in December and June,
        respectively                                                              2,365,000             2,361,000
        Capital in excess of par value                                           37,332,000            37,286,000
        Accumulated deficit                                                    ( 41,816,000)         ( 42,558,000)
                                                                               ------------          ------------
          Total stockholders' equity (deficiency)                                   381,000          (    411,000)
                                                                               ------------          ------------
                                                                               $ 47,044,000            39,661,000
                                                                               ============          ============

              See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Six Months Ended               Three Months Ended
                                  December 31,                  December 31,
                            1996               1995           1996           1995
                            ----               ----           ----           ----
REVENUES

  Gross sales              $36,549,000         $29,167,000    $20,724,000    $15,772,000
  Less: Sales discounts
    and allowances           2,003,000           1,668,000      1,174,000        835,000

  Net sales                 34,546,000          27,499,000     19,550,000     14,937,000

COST AND EXPENSES
  Cost of goods sold        26,310,000          22,289,000     14,989,000     12,188,000
  Selling, general and
    administrative           4,927,000           4,443,000      2,625,000      2,256,000
Special compensation                               678,000                       678,000
  Research and
    development                420,000             426,000        205,000        218,000
                            ----------           ---------     ----------      ---------
                            31,657,000          27,836,000     17,819,000     15,340,000

PROFIT (LOSS) FROM
OPERATIONS                   2,889,000            (337,000)     1,731,000       (403,000)

OTHER INCOME (EXPENSE)
  Interest expense          (1,820,000)        ( 1,911,000)      (927,000)      (933,000)
  Other                        153,000              40,000         97,000         34,000
                          ------------         ------------   -----------       --------
                            (1,667,000)        ( 1,871,000)   (   830,000)      (899,000)
                          ------------         -----------    -----------       --------

INCOME (LOSS) BEFORE
  INCOME TAXES (BENEFIT)     1,222,000         ( 2,208,000)       901,000     (1,302,000)

INCOME TAXES (BENEFIT)         480,000            (731,000)       370,000       (431,000)
                           -----------         -----------      ---------     ----------

NET INCOME (LOSS)             $742,000         ($1,477,000)      $531,000      ($871,000)
                           ===========         ===========      =========     ==========

INCOME (LOSS) PER COMMON
  AND COMMON EQUIVALENT
  SHARE                           $.02               ($.05)          $.02          ($.03)
                             =========          ==========       ========      =========

WEIGHTED AVERAGE NUMBER
  OF COMMON AND COMMON
  EQUIVALENT SHARES
  OUTSTANDING               30,711,000          29,381,000     30,711,000     29,439,000
                           ===========          ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                            December 31,
                                                                     1996                 1995
                                                                    ----                  -----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                 $   742,000           ( $1,477,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization of
        property, plant and equipment                                 1,100,000                805,000
      Amortization of bond discount and
        deferred financing costs                                         69,000                 57,000
      Amortization of deferred gain on
        sale/leaseback                                             (     26,000)           (    26,000)
      Deferred tax                                                      480,000            (   150,000)
      Non-cash special compensation                                                            578,000

  Changes in current assets and liabilities

   (Increase) in accounts receivable                               (  3,820,000)           ( 2,262,000)
   (Increase)/decrease in income taxes
    recoverable                                                       1,161,000               (581,000)
   (Increase)/decrease in inventories                             (   5,114,000)             2,756,000
   (Increase)/decrease in other current assets                    (     157,000)                69,000
   (Increase)/decrease in accounts payable,
     accrued expenses and income taxes payable                        5,113,000            (   644,000)
                                                                  -------------            -----------

    Net cash (used in) operating actvities                        (     452,000)           (   875,000)
                                                                  -------------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase)/decrease in other assets                                    15,000            (     6,000)
  (Increase) in property, plant and equipment                      (  1,419,000)           (   992,000)
                                                                   ------------            -----------
    Net cash (used in) investing
      activities                                                   (  1,404,000)           (   998,000)
                                                                   ------------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in borrowings under line of credit                         2,996,000              1,803,000
  Principal payments of capital lease
      obligations                                                  (    951,000)          (    785,000)
  Principal repayments of long-term debt                           (    591,000)          (    291,000)
  Refinancing of capital leases                                            -                   968,000
  Issuance of common stock                                               50,000                 19,000
                                                                   ------------            -----------
     Net cash provided by financing
      activities                                                      1,504,000              1,714,000
                                                                   ------------             ----------
     Net (decrease) in cash                                        (    352,000)          (    159,000)

CASH, beginning of period                                             1,284,000                655,000
                                                                   ------------            -----------
CASH, end of period                                                 $   932,000            $   496,000
                                                                   ============            ===========

          See accompanying notes to consolidated financial statements.

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

              Certain amounts appearing in the December 31, 1995 financial statements have been reclassified to conform to the December 31, 1996 presentation. There was no effect on net income due to the reclassification.

              The results of operations for the six and three months ended December 31, 1996 are not necessarily indicative of the results to be expected for a full year.

Note 2:       CONTINGENCIES:

              Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

              In or about October 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by an individual, Marvin Rosenblum, seeking monies claimed to be due under an alleged employment agreement. The Company believes that the amount sought, $3,500,000, has been frivolously asserted to harass the Company and that the allegations are completely baseless. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. As a result of plaintiff's poor physical condition, in April 1994, he moved to transfer the matter to the "inactive" trial list, which motion has been granted. Accordingly, no further action will be taken by either party with respect to the matter unless and until plaintiff seeks to restore the matter to the active trial calendar.

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

              Two of the legal matters outstanding as of June 30, 1996 have been settled by the Company. The settlement amounts were not material to the financial position and results of operations of the Company.


Note 3:       INVENTORIES:
                                              December 31,           June 30,
              Inventories consist of the        1996                   1996
                 following:

                     Raw materials           $ 6,108,000            $3,849,000
                     Work in process             944,000               648,000
                     Finished goods            7,782,000             5,223,000
                                             -----------           -----------
                                             $14,834,000            $9,720,000
                                             ============          ============

Note 4:       DIVIDENDS:

              No dividends were declared during any period presented.

Note 5:       EARNINGS PER SHARE:

              Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of the dilutive effect of unissued shares under options, warrants and in the case of fully-diluted earnings per share, convertible debentures and preferred stock, computed using the treasury stock method with the average stock prices for the primary basis and the higher of average or period end stock prices for fully-diluted basis. Fully-diluted earnings per share are not presented since the amounts are substantially the same as primary earnings per share.

              In December 1996, undeclared dividends on preferred stock totaling $100,000 for the six-months and $50,000 for the three- months then ended were deducted from net income to determine earnings per share for common stockholders.

              No effect has been given to shares issuable for common stock equivalents for the six and three months ended December 31, 1995 as the effect would be anti-dilutive.

Note 6:       RELATED PARTY TRANSACTIONS:

              The following transactions with ICC Industries Inc. ("ICC"), an affiliated Company, are reflected in the consolidated financial statements as of or for the six months ended December 31, 1996 and 1995:

                                                  1996                  1995
                                                  -----                 -----
Inventory purchases from ICC                 $  668,000            $  315,000
Interest expense                                232,000               223,000
Accounts payable to ICC                         885,000               144,000
Equipment lease obligations due ICC           3,967,000             5,112,000
Other receivables from ICC                      213,000                     -

 ITEM 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                             RESULTS OF OPERATIONS

Gross sales for the six months ended December 31, 1996 were $36,549,000 as compared to $29,167,000 in the comparable period in the prior fiscal year. The increase in sales of $7,382,000 or 25% is a result of new customers and increased sales to existing customers. All three sectors of the Company's business-private label (store brand), bulk and contract had an increase in sales as compared to the prior period. Four customers represented 57% of sales for the six months ended December 31, 1996. These four customers are Revco D.S. ("Revco"), Walgreen Company ("Walgreen"),Price-Costco ("Price-Costco") and Leiner Health Products ("Leiner"). Sales for these four customers were $20,988,000 or 57% of sales as compared to $18,889,000 or 65% of sales in the comparable period in the prior fiscal year. One of the Company's largest customers, Revco, has entered into a merger agreement with CVS Corporation, which is subject to stockholder and regulatory approval. It is too early to determine the effects, if any, of this possible merger on the financial position or results of operations of Pharmaceutical Formulations, Inc.

Sales for the three months ended December 31, 1996 were $20,724,000 as compared to $15,772,000 in the comparable period in the prior fiscal year. The increase of $4,952,000 or 31% is mainly a result of the items discussed above.

Cost of sales as a percentage of net sales was 76% for the six months ended December 31, 1996 as compared to 81% in the comparable period in the prior fiscal year. Cost of sales as a percentage of net sales was 77% for the three months ended December 31, 1996 as compared to 82% in the comparable period in the prior fiscal year. The reduction in cost of sales as a percentage of net sales is a result of the increased sales, manufacturing efficiencies, lower raw material costs and overall cost containment.

Selling, general and administrative expenses were $4,927,000 or 14% of net sales for the six months ended December 31, 1996 as compared to $4,443,000 or 16% of net sales for the comparable period in the prior fiscal year. The increase of $484,000 is mainly a result of increased sales and distribution costs due to the increased sales volume. Selling, general and administrative expenses were $2,625,000 or 13% of net sales for the three months ended December 31, 1996 as compared to $2,256,000 or 15% of net sales in the comparable period in the prior fiscal year. The increase of $369,000 is due mainly to the reasons stated above.

The six and three months ended December 31, 1995 included an accrual for special compensation expense of $678,000.

Research and development costs were $420,000 for the six months ended December 31, 1996 as compared to $426,000 in the comparable period in the prior fiscal year. Research and development costs were $205,000 for the three months ended December 31, 1996 as compared to $218,000 in the comparable period in the prior fiscal year.

Interest and other expenses were $1,667,000 for the six months ended December 31, 1996 as compared to $1,871,000 in the comparable period in the prior fiscal year. Interest and other expenses were $830,000 for the three months ended December 31, 1996 as compared to $899,000 in the comparable period in the prior fiscal year. The reduction in interest expense is a result of reductions in capital lease obligations and other long-term debt.

The Company recorded a provision for income taxes of $480,000 and $370,000 in the six and three months ended December 31, 1996 as compared to a tax benefit of $731,000 and $431,000 in the comparable periods in the prior fiscal year.

Net income for the six and three months ended December 31, 1996 was $742,000 and $531,000, respectively, or $.02 per share as compared to a loss of $1,477,000 and $871,000, respectively, or $.05 and $.03 per share, respectively, in the prior fiscal year.

The Company continues to take steps aimed at increasing sales and reducing costs to reverse the losses incurred in fiscal year ended June 30, 1996. These steps include: (a) adding new customers and products to increase sales volume, (b) continuing efforts to reduce material costs and (c) other cost-saving measures as well as other actions to improve profitability. There can be no assurance that such actions will be successful in enabling the Company to continue to realize profitable results and return the Company to profitability for the fiscal year ending June 30, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had working capital of $10,481,000 as compared to $7,928,000 at June 30, 1996. The increase of $2,553,000 is due to the net income for the six months ended December 31, 1996 and an increase in borrowing from the Company's institutional lender to finance the growth in accounts receivable and inventory. The increase in working capital includes increases in accounts receivable of $3,820,000 due to the increased sales. In addition, inventories increased $5,114,000 to support the sales growth, including expected increases in sales in the third quarter and the balance of the fiscal year. The increases in accounts receivable and inventory were offset somewhat by an increase in accounts payable and accrued expenses of $5,113,000.

Capital expenditures of $1,419,000 for the six months ended December 31, 1996 were related to the continued efforts to upgrade the manufacturing equipment and plant facilities. Capital expenditures for the fiscal year ending June 30, 1997 are currently estimated to be approximately $2,500,000.

The Company had a $15,000,000 asset-based line of credit with an institutional lender. At December 31, 1996, the Company had $660,000 of unused availability under this agreement. The line of credit expires February 4, 1999 and bears interest at 1 3/4 % above the prime lending rate (currently 8 1/4 %). In January 1997, the Company negotiated a reduction in interest rate with this lender from 1 3/4 % above the prime lending rate to 1 1/4 %, subject to certain conditions. In addition, the line of credit was increased to $17,500,000.

The Company has outstanding 2,500,000 shares of series A cumulative preferred stock sold to ICC. Dividends from April 8, 1996 through December 31, 1996 (approximately $150,000) have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $50,000 per quarter until declared and paid.

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

                           PART II. OTHER INFORMATION

Item 1:           LEGAL PROCEEDINGS

                  See Note 2 to Notes to Consolidated Financial
                  Statements.

                  On December 30, 1996, the Company settled the Gary Sherman Investments, Inc. lawsuit. The settlement included (1) $50,000 in cash, (2) 50,000 shares of the Company's common stock and
                  (3) an option to purchase 100,000 shares of the Company's common stock exercisable until December 30, 2000.

                  In January 1997, the Company settled the Puritan-Quartz lawsuit for an undisclosed sum of money.

                  The above two lawsuit settlements were not material to the financial position or results of operations of the Company.

Item 2:           CHANGES IN SECURITIES

                  50,000 shares of the Common Stock of the Company were issued to FIFO, Inc. on December 30, 1996 as part of a settlement of a pending litigation with Gary Sherman Investments, Inc. (see
                  Item 1 above.) As part of such settlement, the Company also issued an option to FIFO, Inc. to purchase 100,000 shares of the Company's Common Stock at a price of $1.00 per share, exercisable until December 30, 2000. The issuance of such shares was, and the issuance of the shares pursuant to exercise of such options is conditioned upon such issuance being, exempt from registration as a transaction not involving a public offering of securities.


Item 3:           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
              HOLDERS

              At the Company's 1996 Annual Stockholders Meeting held on
              November 6,1996, stockholders approved (i)the election of Ray W. Cheesman, Paul Falick, Charles E. LaRosa, Frank Marchese, John L. Oram and John Scagnelli to the Company's Board of Directors (after the stockholders meeting, the Board of Directors unanimously voted to reduce the size of the Board to three directors and Frank Marchese, Paul Falick and John Scagnelli resigned their positions as directors after the Board of Directors meeting) and (ii) the ratification of the re-election by the Company of BDO Seidman, LLP, independent certified public accountants, to audit the financial statements of the Company for the year ending June 30,1997.

Item 5:       OTHER INFORMATION

              When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to,", "will continue," "is anticipated", "estimate," "project," "expect," "believe," "hope," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.


Item 6:       EXHIBITS AND REPORTS ON FORM 8-K

              (a). Exhibits.

                   27 - Financial Data Schedule

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


                                  PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)

Date:      February 10, 1997      By:    /S/ CHARLES E. LAROSA
                                        --------------------------
                                        Charles E. LaRosa
                                        Chief Executive Officer and President
                                        (Principal Executive Officer)

Date:      February 10, 1997      By:    /S/ FRANK MARCHESE
                                        --------------------------
                                        Frank Marchese
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)

                                 EXHIBIT INDEX

     27.  Financial Data Schedule