Form 10-K/A
period 1996-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 1997-04-17
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM 10-K/A - NO. 3
(Mark One)


/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

       For the fiscal year ended JUNE 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

       For the transition period from _______ to _______

                         Commission File Number 0-11274

                        PHARMACEUTICAL FORMULATIONS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                   22-2367644
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

460 PLAINFIELD AVENUE, EDISON, NJ                            08818
---------------------------------                            -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (908) 985-7100
                                                          --------------

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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ('229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on August 20, 1996 was approximately $6,690,000.

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

Items 1, 3, 7, 8, 11 and 12 of Part I are amended to read as follows:

ITEM 1.  BUSINESS

INTRODUCTION

          Pharmaceutical Formulations, Inc. (the "Company" or "PFI"), a Delaware corporation, is primarily engaged in the manufacture and distribution of over 100 nonprescription ("over-the-counter" or "OTC") solid dosage pharmaceutical products in tablet, caplet and capsule form (collectively, "Generic OTC Products"), which are sold under its customers' store brands or other private labels. These private-label products account for a large portion of the Company's revenues. The Company also manufactures products for national brand pharmaceutical companies, although sales of such products represent less than 10% of the Company's sales. To a limited extent, the Company also sells Generic OTC Products under its own trade name, Health+Cross(tm), which sales account for less than 1% of the Company's total revenues. The Company believes that the therapeutic benefits of its Generic OTC Products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which the Company's products are patterned are identical to those of the Company's products. The Company is subject to regulation by the US Food and Drug Administration ("FDA"). The Company also engages in a research and development program which seeks to develop and gain regulatory approval of products which are comparable to national brand products which have switched from prescription to OTC drug status. The Company's largest customers include Revco D.S. Inc. ("Revco"), Walgreen Company ("Walgreen") and Price-Costco, Inc. ("Price-Costco"). Prior to June 30, 1995, the Company operated through its then-wholly- owned subsidiary, Private Formulations, Inc., an Ohio corporation. Such subsidiary was merged into PFI on June 30, 1995.

CERTAIN RELATIONSHIPS WITH ICC

          In September 1991, the Company entered into an agreement with ICC Industries Inc. ("ICC") pursuant to which ICC was granted a series of options and related preemptive rights to acquire a total of approximately 66% of the shares of the Company's Common Stock outstanding (as subsequently amended, the "ICC Option Agreement"). ICC is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products which had 1995 sales in excess of $1 billion. ICC and its subsidiaries have offices in key business centers around the world and own numerous manufacturing plants. ICC has exercised all of its options and certain of the related preemptive rights and currently owns an aggregate of 19,635,894 shares of Common Stock, representing 66.5% of the Company's outstanding Common Stock. In fiscal 1996, the Company sold 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock to ICC. Such shares of preferred stock are convertible into common stock at the election of the holder after 36 months from issuance. In addition, the Company purchases certain raw materials from ICC and leases equipment from ICC, or its affiliates. See "Certain Relationships and Related Transactions."


PRODUCTS

         GENERIC OTC PRODUCTS

          Currently, the Company markets more than 100 different types of Generic OTC Products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen and acetaminophen), antacids, cough-cold preparations, sinus/allergy and laxatives. In each of the fiscal years ended June 30, 1996, 1995 and 1994, sales of ibuprofen accounted for 41%, 41%, and 46% respectively, of the Company's total revenues, and sales of acetaminophen products accounted for 11%, 11% and 12% respectively, of the Company's total revenues. "Generic" pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and the Company believes, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. The Company manufactures Generic OTC Products which it believes are chemically and therapeutically equivalent to such brand name products as Anacin(R), Tylenol(R), Bufferin(R), Ecotrin(R), Motrin(R), Advil(R), Excedrin(R), Sominex(R), Maalox(R), Sudafed(R), Comtrex(R), Sinutab(R), Dristan(R), Dimetapp(R), Dexatrim(R), Dramamine(R), Actifed(R), Benadryl(R), Allerest(R), and Metamucil(R), among others.
---------------
FN
1  Such brand names are registered marks of companies unrelated to PFI.

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

          The Company, in connection with ICC, is developing the OTC version of Cimetidine, an anti-ulcer drug. The Company expects to file an ANDA with the FDA by December 1996. If an ANDA is approved, sales could not be made before July 1, 1998, when the marketing exclusivity on the brand name equivalent expires.

          The Company has filed an ANDA with the FDA for Naproxen Sodium, an analgesic. The Company is awaiting approval for the product from the FDA. If an ANDA is approved, sales could not be made before January 11, 1997, when the marketing exclusivity on the brand name drug expires.

          There are no other products in development at this time for which the Company has expended material amounts. Whether or not material amounts will be spent in the future with respect to these or other products depends upon many factors, including market conditions.


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

          In response to drug tampering problems affecting the industry generally, the Company has instituted certain tamper-evident features in its packaging operation. A tamper-evident package is one which readily reveals any violation of the packaging or possible contamination of the product. These include a foil inner-seal which is electronically sealed after the capping operation and, for some customers, a neck band or outer safety seal applied to the bottle and cap as an additional tamper-evident feature. In addition, the Company manufactures a banded capsule which contains a heat-sealed band in the center to deter ease of opening and/or closing the capsule product. Although the Company takes steps to make its products tamper-resistant, it believes that no product is "tamper-proof." There can be no assurance that the Company's products will not be tampered with. Any such tampering, even if it occurs in the retail outlets, may have a material adverse effect on the Company. See AInsurance.@

CUSTOMERS

          The Company's customers consist of retailers, wholesalers, distributors, and brand-name pharmaceutical companies. Sales to retail drug and supermarket chains and mass merchandisers accounted for approximately 85%, 80% and 66%, of the Company's sales for fiscal 1996, 1995 and 1994, respectively. Bulk sales to wholesalers and distributors accounted for approximately 13%, 14% and 25%, of the Company's sales during fiscal years 1996, 1995 and 1994. Sales to brand-name pharmaceutical companies accounted for approximately 2%, 6%, and 9% in fiscal 1996, 1995 and 1994 respectively. All of these sales consisted of products which the Company's customers sell under their own store brand or other labels.

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


          The amounts of backlog orders at the end of fiscal 1996 and 1995 were not significant.


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


RESEARCH AND DEVELOPMENT

          The Company maintains a staff of five employees in its product development department, as well as other support staff to assist its customers. The Company's research and development activities are primarily related to the determination of the formula and specifications of the product desired by a customer, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (i.e. tablet, caplet or capsule) and its packaging, as well as costs related to new products in development including costs associated with regulatory approvals. The Company's research and development expenditures in fiscal 1996, 1995 and 1994 were $790,000, $1,488,000 and $574,000, respectively.
The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what generic products are coming off patent in the near future and whether or not such products are appropriate for development by the Company. The increase of $914,000 in R&D expenditures between 1994 and 1995 was due to the development of new products to fund future sales growth, including significant expenditures on Sulcralfate. The decrease of $698,000 between 1995 and 1996 was due to the fact that research projects were not being performed at the same rate as in the prior fiscal year. Expenditures in one year are not necessarily indicative of expenditures in future years.

          See "Products - Products in Development" above for a discussion of research and products-development activities related to new products.

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


          Although Revco is primarily responsible for the entire cost of the cleanup, the Company guaranteed the cleanup under the terms of the 1989 ACO and the 1992 ACO amendment. In addition, the Company agreed to indemnify the owner of the facility under the terms of the 1989 sale lease-back. If Revco defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, the Company may be required to make payment therefor. The likelihood of Revco being unable to satisfy any claims which may be made against it in connection with the facility, however, are remote. Accordingly, the Company believes that it will not have to bear any costs associated with remediation of the facility and it will not need to make any material capital expenditures for environmental control facilities.


GOVERNMENTAL REGULATION

          Pharmaceutical companies are subject to extensive regulation by the Federal government, primarily by the Food and Drug Administration ("FDA"), under the Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations. These regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising and promotion of the Company's drug products. Failure to comply with FDA and other governmental requirements can result in a variety of adverse regulatory actions, including but not limited to the seizure of company products, demand for a product recall, total or partial suspension of manufacturing/production, refusal by FDA to approve new products, and withdrawal of existing product approvals.

          The FDA requires all pharmaceutical products to be proven safe and effective before they may be commercially distributed in the United States. In order to prove the safety and efficiency of most pharmaceutical products, pharmaceutical companies are often required to conduct extensive preclinical (animal) and clinical (human) testing. Such testing is extensively regulated by the FDA.

          Most prescription drug products obtain FDA marketing approval via either the "new drug application" ("NDA") process or the "abbreviated new drug application" ("ANDA") process. An NDA is submitted to FDA in order to prove that a drug product is safe and effective. NDAs typically contain data developed from extensive clinical studies. The filing of an NDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

          Some drug products (generic drug products) are capable of being approved for marketing by FDA via the ANDA process. An ANDA is submitted to FDA in order to demonstrate that a drug product is "bioequivalent" to a drug product that has already been approved by FDA for safety and effectiveness (i.e. an "innovator" drug product). Unlike an NDA, an ANDA is not required to contain evidence of safety and effectiveness. Rather, ANDAs for orally administered dosage forms typically contain "bioavailability" studies to demonstrate "bio-equivalence." Other dosage forms such as parenterals and topicals may have difference requirements. As with NDAs, the filing of an ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

          The current regulatory framework that governs generic drug approvals via the ANDA process was enacted in 1984 and is commonly known as the "Waxman-Hatch Act." Under the Waxman-Hatch Act, companies are permitted to conduct studies required for regulatory approval notwithstanding the existence of patent protection relevant to the substance or product under investigation. Thus, "bioavailability" studies for a generic drug product may be conducted regardless of whether the related "innovator" product has patent protection.

          A company generally may file an ANDA application with the FDA at any point in time - with certain exceptions, however, such as when an "innovator" drug product was granted five years of "marketing exclusivity" under the Waxman-Hatch Act. In this case, the ANDA application may not be filed with FDA until the five years of "marketing exclusivity" have expired. Such prohibition on filing does not apply, however, if the period of marketing exclusivity is three years.

          When an ANDA application is filed, the FDA may immediately review the application regardless of whether the "innovator" product has patent protection or is subject to "marketing exclusivity." The FDA's ANDA approval, however, is conditional and does not become effective until the expiration of any applicable patent or "marketing exclusivity" periods. After the expiration of these periods, a generic product that has received conditional ANDA approval may be marketed immediately.

          Some drug products that are intended for over-the-counter ("OTC") marketing require NDA or ANDA approval. Most OTC drug products, however, may be commercially distributed without obtaining FDA approval of an NDA or ANDA application. The FDA established the OTC Drug Review in the early 1970's, which led to the creation of OTC drug monographs that indicate whether certain drug ingredients are safe and effective for specific intended uses. Final OTC drug monographs have the force of law. Products that conform with the requirements of a final OTC drug monograph do not require NDA or ANDA approval, whereas nonconforming OTC products covered by a monograph must by approved via an NDA or ANDA.

          Many OTC drug monographs have not yet been finalized. The FDA generally permits the marketing of OTC drug products that conform to the proposed requirements of a non- final monograph. The FDA also permits the marketing of OTC products that do not conform to a non-final monograph subject to certain limitations. Normally, such products may be marketed, pending the effective date of the applicable final OTC drug monograph, if they are substantially similar to OTC drug products that were marketed OTC in the United States prior to December 4, 1975.

          If the final drug monographs require the Company to expend substantial sums to maintain FDA compliance, the Company could be materially, adversely affected. In the past, the Company's Generic OTC Products (with the exception of ibuprofen) have not required approval of NDAs or ANDAs. Certain products under development, however, require such approvals (see "Products - Products in Development"). The FDA has approved ANDA's in 200 mg., 300 mg., 400 mg., 600 mg. and 800 mg. dosage strengths for the Company's ibuprofen product (although, at present, the Company sells its ibuprofen products in the 200 mg. strength only). The Company has also obtained FDA approval of certain different colors and shapes for its 200 mg. ibuprofen product.

          All drug products, whether prescription or OTC, are required to be manufactured and processed in compliance with the FDA's "good manufacturing practices" ("GMPs"). GMPs are "umbrella" regulations that prescribe, in general terms, the methods to be used for the manufacture, packing, processing, and storage of drug products to ensure that such products are safe and effective. Examples of GMP regulatory requirements include record-keeping requirements and mandatory testing of in-process materials and components. FDA inspectors determine whether a company is in compliance with GMPs. Failure to comply with GMPs may render a drug "adulterated" and could subject the company to adverse regulatory actions.

          FDA regulates many other aspects of pharmaceutical product development and marketing, including but not limited to product labeling and, for prescription drug products, product advertising. The Federal Trade Commission is the primary Federal agency responsible for regulating OTC drug product advertising.

          In addition to Federal regulation, pharmaceutical companies are also subject to state regulatory requirements - which may differ from one state to another.

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

ITEM 3. LEGAL PROCEEDINGS

          Rosenblum v. PFI. In or about October 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by an individual, Marvin Rosenblum, seeking $3,500,000 in damages and other relief for claimed breach of an alleged employment agreement. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. As a result of plaintiff's poor physical condition, in April 1994 he moved to transfer the matter to the "inactive" trial list which motion has been granted. Accordingly, no further action will be taken by either party with respect to the matter unless and until plaintiff seeks to restore the matter to the active trial calendar.

          Univest v. PFI. In or about November 1992, an action was instituted against the Company in the Supreme Court of New York, County of New York, by Univest Technologies, alleging breach by the Company of an agreement to furnish soluble aspirin. Plaintiff seeks consequential damages of $1,500,000 and other relief. The Company has denies that any such agreement existed and that any moneys are owed to plaintiff and moved to dismiss the complaint, which motion was granted with leave to replead. Plaintiff served an amended complaint thereafter and the Company again moved to dismiss the complaint. The court has not yet ruled on the Company's second motion. If the complaint is not dismissed, the Company intends to assert counterclaims against plaintiff for amounts in excess of the amount sought, on the basis of, among other things, plaintiff's fraud and misrepresentation.

          Puritan Quartz v. PFI. In or about July 1994, Puritan Quartz, Inc. ("Puritan") brought suit against the Company in the U.S. District Court for the Southern District of New York, alleging breach of (i) a purported contractual obligation to supply Puritan with acetaminophen and ibuprofen for resale to an unrelated party and (ii) related confidentiality obligations. The complaint seeks damages in the aggregate amount of $3,600,000 plus $300,000 for each additional month of continuing breach. The Company's answer denies any liability to Puritan noting that the agreement had a one-year term ending on October 16, 1993, prior to the events giving rise to the alleged breach, and that such agreement was never extended. The Company's answer also disputes the aggregate amount of Puritan's alleged lost profits. The case is currently in discovery and the Company intends to move for summary judgment at the close of discovery.

          Gary Sherman Investments v. PFI. In March 1996, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of New Jersey by Gary Sherman Investments, Inc., formerly known as Polystar Corporation ("GSI"). GSI alleged that it was owed $400,000 pursuant to a promissory note allegedly executed in GSI's favor in or about March 1991, and sought to recover the full face amount of the note plus accrued interest. The Company's answer denied that such money was owed and the Company filed a counterclaim alleging, inter alia, breaches of fiduciary duty and fraud by GSI.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT JUNE 30, 1996

          At June 30, 1996, the Company had working capital of $7,928,000 compared to $12,172,000 at June 30, 1995. The decrease of $4,244,000 is primarily due to the net loss of $3,465,000 for the fiscal year ended June 30, 1996. The decrease includes a reduction in inventory of $5,195,000 offset by an increase in accounts receivable of $418,000 and an increase in cash of $629,000. The decrease is a result of the lower sales as the Company reduced its inventory levels to conserve cash to fund operations and reduce long-term debt. Accrued expenses have increased due to the special compensation expense and other costs.

          The Company received $3,163,000 cash from operations in fiscal 1996. Decreases in inventory of $5,195,000 and non-cash charges more than offset the net loss incurred in 1996. These funds, along with proceeds from the issuance of preferred stock of $2,500,000 and debt of $968,000 were used to purchase property plant and equipment of $2,317,000 and pay debt of $3,783,000.

          Capital expenditures were $4,118,000 for the fiscal year ended June 30, 1996. The majority of this amount related to a major plant renovation which improved efficiencies and increased laboratory capacity. The balance of the capital expenditures were to improve manufacturing capacity and reduce costs. The cost of the plant upgrade as well as other capital acquisitions was partially financed through capital leases entered-into with ICC. The amount due to ICC under capital lease obligations was $4,635,000 as of June 30, 1996. The terms of these leases vary from three to five years at rates commensurate with current market conditions. While in past periods the Company was dependent upon ICC for lease financing and other financing assistance, the Company's dependence on ICC has been lessening in recent years as additional financing sources have become available to the Company. ICC nevertheless is still a significant source of lease financing.

          The Company has a $15,000,000 asset-based line of credit with an institutional lender. At June 30, 1996, the Company had $3,455,000 of unused availability under this agreement. The line of credit expires February 4, 1999 and bears interest at 1-3/4% above the prime lending rate (currently 8 1/4%). The Company intends to refinance this loan as it has done in the past by extending the debt agreement or initiating a new loan agreement with another financial institution and the Company does not expect any problems in obtaining such extension or replacement financing. See Note 5 to the Financial Statements for the material terms of the Company's debt agreements. Principal repayments of long term debt and capital lease obligations were $707,000 and $1,684,000 respectively.

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

          The Company has a net deferred tax asset of $2,474,000, before the valuation allowance, at June 30, 1996, which consists of future tax benefits of net operating loss carryforwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of $1,150,000 at June 30, 1996. The benefits of net operating loss carryforwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time due to the dynamics in the industry and the Company's inconsistent operating results in the past. Accordingly, a valuation allowance of $1,324,000 was recorded at June 30, 1996, to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

          The Company continues to take steps to increase sales and reduce costs to improve operating results and increase profitability. The Company intends to add an estimated $2,500,000 of capital equipment in the fiscal year ending June 30, 1997 to increase capacity and reduce costs. The Company intends for these capital expenditures to be financed through capital leases with either ICC or other parties. While the Company has in the past had no difficulty in obtaining capital lease financing or meeting working capital needs, there can be no assurance the Company will obtain the capital lease financing or meet working capital needs in the future.

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


          The Company recorded an income tax benefit of $911,000, the majority of which relates to the carryback of the current year net operating losses to the prior three years to recover federal income taxes paid in prior years, offset by an increase in the valuation allowance for deferred income taxes due to management's assessment of the realizability of the deferred tax as measured by the valuation allowance.


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


/s/ BDO Seidman, LLP
Woodbridge, New Jersey
August 26, 1996


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

June 30,                                                                                          1996               1995
---------------------------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                  $  1,284,000       $     655,000
   Accounts receivable, net of allowance for doubtful accounts of $300,000 and $333,000          8,511,000           8,093,000
   Inventories                                                                                   9,720,000          14,915,000
   Income tax receivable                                                                         1,161,000                -
   Prepaid expenses and other current assets                                                       747,000             696,000
   Deferred tax asset                                                                              400,000             400,000
--------------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT ASSETS                                                              21,823,000          24,759,000
PROPERTY, PLANT AND EQUIPMENT, NET                                                              16,802,000          14,346,000
OTHER ASSETS:
   Deferred financing costs                                                                         94,000             130,000
   Deferred tax asset                                                                              750,000           1,000,000
   Other assets                                                                                    192,000             221,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 39,661,000        $ 40,456,000
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Current portion of long-term debt                                                         $     587,000        $    642,000
   Current portion of capital lease obligations, including $1,296,000
    and $1,117,000 due to ICC in 1996 and 1995, respectively                                     1,877,000           1,529,000
   Accounts payable                                                                              9,441,000           9,829,000
   Accrued expenses                                                                              1,990,000             549,000
   Income taxes payable                                                                               -                 38,000
--------------------------------------------------------------------------------------------------------------------------------
              TOTAL CURRENT LIABILITIES                                                         13,895,000          12,587,000
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                         16,284,000          18,207,000
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES,
 including $3,339,000 and $2,380,000 due to ICC in 1996
 and 1995, respectively                                                                          9,468,000           8,731,000
DEFERRED GAIN ON SALE/LEASEBACK                                                                    425,000             477,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, par value $1.00 per share; 10,000,000 shares
     authorized; 2,500,00 shares issued and outstanding                                          2,500,000               -
   Common stock, par value $.08 per share; 40,000,000 shares
     authorized; 29,508,814 and 29,311,816 shares issued and outstanding                         2,361,000           2,347,000
   Capital in excess of par value                                                               37,286,000          37,200,000
   Accumulated deficit                                                                         (42,558,000)        (39,093,000)
-------------------------------------------------------------------------------------------------------------------------------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                             (411,000)            454,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 39,661,000        $ 40,456,000
-------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended June 30,                                                              1996                     1995             1994
----------------------------------------------------------------------------------------------------------------------------------
GROSS SALES                                                                $57,572,000              $62,427,000       $57,386,000
LESS: SALES DISCOUNTS AND ALLOWANCES                                         3,245,000                3,320,000         2,056,000
----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                                   54,327,000               59,107,000        55,330,000
----------------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
   Cost of goods sold                                                       44,581,000               44,924,000        41,761,000
   Selling, general and administrative                                       9,143,000                7,719,000         6,691,000
   Special compensation expense                                                678,000                        -              -
   Research and development                                                    790,000                1,488,000           574,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                            55,192,000               54,131,000        49,026,000
----------------------------------------------------------------------------------------------------------------------------------
              INCOME (LOSS) FROM OPERATIONS                                   (865,000)               4,976,000         6,304,000
----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES (INCOME):
   Interest expense, including $488,000, $575,000 and
    $906,000 in 1996, 1995 and 1994 from ICC                                 3,553,000                3,512,000         3,298,000
   Other, net                                                                  (42,000)                 (65,000)          (85,000)
----------------------------------------------------------------------------------------------------------------------------------
                                                                             3,511,000                3,447,000         3,213,000
----------------------------------------------------------------------------------------------------------------------------------
              INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                   (4,376,000)               1,529,000         3,091,000
INCOME TAXES (BENEFIT)                                                        (911,000)                (517,000)          880,000
----------------------------------------------------------------------------------------------------------------------------------
              NET INCOME (LOSS)                                            $(3,465,000)            $  2,046,000      $  2,211,000
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS) PER SHARE:
   Primary                                                                $       (.12)            $        .07      $        .08
   Fully diluted                                                                  (.12)                     .06               .07
----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING:
      Primary                                                               29,412,000               30,023,000        29,361,000
      Fully diluted                                                         29,412,000               32,520,000        32,350,000
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

                          Revenue Recognition

                          Sales of products are recorded when products are shipped to customers. Provisions for estimated sales returns and losses, which are not material, are accrued at the time revenues are recorded.

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


3.  INVENTORIES           Inventories consist of the following:


June 30,                  1996                 1995
---------------------------------------------------------------------------
Raw materials             $3,849,000           $  5,321,000
Work in process              648,000                375,000
Finished goods             5,223,000              9,219,000
--------------------------------------------------------------------------
                          $9,720,000            $14,915,000
--------------------------------------------------------------------------

4. PROPERTY,PLANT AND    Property, plant and equipment consist of the following:
     EQUIPMENT

June 30,                  1996                 1995
-------------------------------------------------------------------------
Land and building         $  8,348,000         $  8,348,000
Leasehold improvements       3,860,000              323,000
Machinery and equipment     15,804,000           15,374,000
Construction in progress           -              1,133,000
Other                        1,093,000                -
-------------------------------------------------------------------------
                            29,105,000           25,178,000
Less: Accumulated
  depreciation
   and amortization         12,303,000           10,832,000
-------------------------------------------------------------------------
                           $16,802,000          $14,346,000
-------------------------------------------------------------------------
                          The net book value of property, plant
                          and equipment under capital leases was
                          $10,485,000 and $10,000,000 at June 30,
                          1996 and 1995, respectively.

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

                         The loan agreement contains certain loan covenants, which, among other things, prohibit the Company from making dividend payments, limit the Company's annual capital expenditures and net loss and require the Company to maintain minimum working capital and net worth. The Company was not in compliance in fiscal 1996 of the minimum amount of loss allowed under the agreement, which non-compliance was waived by the financial institution.

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
-----------------------------------------------------------------------------------------------------------


The net deferred tax asset of $2,474,000, before the valuation allowance, at June 30, 1996, consists of future tax benefits of net operating loss carryforwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of $1,150,000 at June 30 1996. The benefits of net operating loss carryforwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time due to the dynamics in the industry and the Company's inconsistent operating results in the past. Accordingly, a valuation allowance of $1,324,000 was recorded at June 30, 1996, to provide for this uncertainty.


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
--------------------------------------------------------------------------------------------------------------------

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

          The following table sets forth the compensation by the Company for the most recent three fiscal years as well as certain other compensation paid to or accrued for the account of the two persons who were Chief Executive Officer in Fiscal 1996 and each of the four other executive officers of the Company who were most highly compensated for Fiscal 1996 (such six individuals are sometimes referred to as the "Named Executives") to the extent that salaries and bonuses exceeded $100,000 for Fiscal 1996.

                                Annual Compensation                                                           Long-Term Compensation

                                                                                         Awards              Payouts
                                                                              Restricted     Securities
                                                             Other Annual       Stock        Underlying        LTIP
     Name and                     Salary        Bonus        Compensation      Awards         Options        Payouts       All Other
Principal Position     Year          $            $               $              $                #            $        Compensation
------------------     ----     -------------------------  -------------------------------------------------------------------------

Charles E. LaRosa     1996       $110,000          ---           ---          $19,000         105,000         ---               ---
  President and       1995            ---          ---           ---            ---             ---           ---               ---
  Chief Executive     1994            ---          ---           ---            ---             ---           ---               ---
  Officer1
Max A. Tesler         1996        242,000          ---           ---           2,0003           ---           ---           50,0002
  President and       1995        242,000       30,000           ---           7,0003         162,500         ---           50,0002
  Chief Executive     1994        223,000          ---           ---          22,0003           ---           ---           50,0002
  Officer1
Anthony Cantaffa      1996        145,000          ---           ---            ---             ---           ---               ---
  Vice President,     1995        145,000       15,000           ---           5,0003          85,000         ---               ---
  Mergers and         1994        132,000          ---           ---           5,0003           ---           ---               ---
  Acquisitions
George Chin           1996        140,000       30,000           ---            ---             ---           ---               ---
  Vice President,     1995            ---          ---           ---            ---             ---           ---               ---
  Sales4              1994            ---          ---           ---            ---             ---           ---               ---
Frank Marchese        1996        106,000          ---           ---            ---             ---           ---               ---
  Vice President;     1995            ---          ---           ---            ---             ---           ---               ---
  Chief Financial     1994            ---          ---           ---            ---             ---           ---               ---
  Officer; Secretary
  and Treasurer4
Brian Barbee          1996        102,000          ---           ---            ---             ---           ---               ---
  Vice President,     1995            ---          ---           ---            ---             ---           ---               ---
  Scientific Affairs4 1994            ---          ---           ---            ---             ---           ---               ---

  ---------------------
  1      Dr. Tesler was President until December 1995, when Mr. LaRosa was elected to that position.

  2      Consists of payments in connection with the waiver of certain provisions of Dr. Tesler's employment agreement in connection with the change of control provisions of such agreement.  See "Employment Agreements.

  3      In connection with the ICC Option Agreement, as amended, management was issued shares and warrants to purchase shares of the Company's Common Stock.  See "Certain Relationships and Related Transactions."

  4      The positions occupied by such individuals were not considered executive offices until Fiscal 1996.


                          OPTION GRANTS IN FISCAL 1996

          The following table contains information concerning the grant of stock options to the Named Executives during Fiscal 1996 (the Company has no outstanding stock appreciation rights - "SARs" - and granted no SARs during Fiscal 1996):

                           Individual Grants

                           Number of          Percent of                                          Potential Realizable Value at
                           Securities       Total Options                                            Assumed Annual Rates of
                           Underlying         Granted to         Exercise                         Stock Price Appreciation for
                            Options         Employees in          Price          Expiration                  Option Term1
         Name                Granted          Fiscal Year       ($/Share)2          Date2            5%($)               10%($)
-------------------------  ----------      ------------------   ----------      -----------          -----               ------
                             (#)2

Charles E. LaRosa          30,000                23%             $.66            12/2000            $9,000               $16,000
Charles E. LaRosa          75,000                58%             $.56             4/2001           $30,000               $49,000


1 Executives may not sell or assign any stock grants, which have value only to the extent of stock price appreciation, which will benefit all shareholders commensurately. The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. The Company did not use an alternate formula for a grant date valuation as it is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

2 The exercise price is equal to or higher than the fair market value of the Company's Common Stock on the date of the grant. The options for 30,000 shares were granted on January 25, 1996, and become exercisable in full on June 7, 1996 and expire on the later of September 4, 1996 or the date of termination of the employee's employment (but in no event later than December 6, 2000), whichever is later. The options for 75,000 shares were granted on June 7, 1996 and become exercisable in full on October 4, 1996 and expire on April 4, 2001.

  AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES IN FISCAL 1996

          No options or SARs were exercised by any executive officer of the Company during Fiscal 1996. The following table sets forth information with respect to the Named Executive concerning unexercised options held at fiscal year-end (as noted above, the Company has no outstanding SARs, and no SARs were exercised in the current fiscal year):

                                                                            Number of Unexercised           Value of Unexercised
                                                                            Securities Underlying           In-the-Money Options
                                                                                Options at 6/30/96                  at 6/30/96($)1

                                          Shares          Realized
                                        Acquired on         Value
        Name                            Exercise(#)          ($)      Exercisable   Unexercisable     Exercisable   Unexercisable
        ----                            -----------         -----     -----------   -------------     -----------   -------------
        Charles E. LaRosa                   ---              ---           30,000   75,000                $ 3,000   14,000
        Max Tesler                          ---              ---          395,700     ---                  83,000     ---
        George Chin                         ---              ---           70,550     ---                   7,000     ---
        Anthony Cantaffa                    ---              ---          111,800     ---                   7,000     ---
        Frank Marchese                      ---              ---           40,000     ---                     ---     ---
        Brian Barbee                        ---              ---           41,250     ---                     ---     ---

   --------------------

1 Market value of underlying securities at year end, as applicable, minus the exercise price. The high bid and low asked prices on the OTC Bulletin Board on June 28, 1996, were $25/32 and $29/32 respectively. Certain options are excluded since they are Aout of the money.


EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

LAROSA EMPLOYMENT AGREEMENT

          Mr. LaRosa entered into an employment agreement with the Company dated April 4, 1996, pursuant to which he agreed to be retained as President and Chief Executive Officer at a salary of $250,000 per year beginning June 7, 1996. Mr. LaRosa was paid $200,000 per annum for the period from December 7, 1995 to June 7, 1996. Mr. LaRosa is entitled to a bonus at the end of each fiscal year based upon Company results and performance, which bonus is at the sole discretion of the Board of Directors with no guaranteed minimum or maximum bonus. Pursuant to such agreement, effective June 7, 1996 he was awarded a grant of 25,000 shares of stock pursuant to the employment agreement and stock options for 75,000 shares of common stock, at $.56 per share, such options being exercisable in full on October 4, 1996 and expiring April 4, 2001. Mr. LaRosa had previously received 30,000 options at $.66 per share, such options were exercisable on June 7, 1996 and expire June 7, 2001. He is also entitled to certain insurance and similar benefits of a customary nature, plus reimbursement of financial planning services up to a maximum of $5,200 per year. Mr. LaRosa's employment may be terminated at any time by the Company upon three months notice, but in such instance he will continue to receive compensation for 12 months from the date on which the Company chooses to cease his employment activities. Mr. LaRosa may terminate his employment upon two weeks notice.

TESLER EMPLOYMENT AGREEMENT

          Dr. Tesler entered into an employment agreement with the Company in 1984, which was amended at various subsequent times. His employment with the Company was ended in December 1995. The employment agreement provided that in the event of termination by the Company other than for cause, Dr. Tesler is entitled to receive his full base salary and all benefits for the balance of the remaining term of the employment agreement plus one year, but in no event for more than three years. The agreement also provides that in the event of his death during this period, his surviving ex-spouse or estate will receive $50,000 per year for ten years.

          In connection with the execution of the ICC Option Agreement, as amended, Dr. Tesler executed an amendment to his employment agreement, pursuant to which the term of the employment agreement was extended and modified and Dr. Tesler further waived his rights to receive 5% of pre-tax profits and specified warrants to receive Common Stock. Also, in connection with the ICC Option Agreement, as well as the amendment to Dr. Tesler's employment agreement, Dr. Tesler has received 250,000 shares of Common Stock and 272,533 additional shares of Common Stock as a result of rights granted to Dr. Tesler in the event that Common Stock was issued by the Company to third parties pursuant to agreements in effect at that date. Dr. Tesler's employment agreement also provided that, in the event of a "Change of Control" of the Company, as defined in his agreement, he was entitled to receive cash compensation equal to two times his last annual salary and 10% of the total number of shares outstanding on the date of such Change of Control on a fully diluted basis (i.e., giving effect to the exercise of all outstanding warrants, options and other rights to shares of the Company's Common Stock). Dr. Tesler received the shares as noted above, and $50,000 per year for four years and 400,000 warrants to purchase Common Stock at $.50 per share, in lieu of this provision. In September, 1992 Dr. Tesler, on behalf of the Company, agreed in an amendment to the ICC Option Agreement, to the Company's distribution of 66,800 of these warrants to other key management personnel.

          Upon review of such warrants by the Board of Directors, certain directors felt that the provisions of such warrants as issued were not in accordance with the terms agreed and authorized. Specifically, some directors believe that the warrants should have been in the same format as other warrants issued in the same time period, and specifically were to include antidilution provisions consistent with traditional warrants that are customary both for the Company and for such warrants, and that the warrants should proportionately adjust in the case of a reverse stock split or similar recapitalization of the Company. The Company understands that Dr. Tesler takes a position with respect to the terms of such warrants which is contrary to the position taken by such directors.

CANTAFFA EMPLOYMENT AGREEMENT

          Mr. Cantaffa has an employment agreement with the Company which provides for an annual base salary, subject to approved increases, and expires on December 31, 1996.

OPTIONS

          Options granted under the Company's 1994 Stock Option Plan include provisions accelerating the vesting schedule in the case of a defined "Change of Control." A "Change of Control" shall be deemed to have occurred if (i) any person or group of persons acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) the beneficial ownership, directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the then outstanding securities of the Company; (ii) during any period of twelve months, individuals who at the beginning of such period constitute the Board of Directors, and any new director whose election or nomination was approved by the directors in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) a person acquires beneficial ownership of stock of the Company that, together with stock held immediately prior to such acquisition by such Person, possesses more than 50% of the total fair market value of total voting power of the stock of the Company, unless the additional stock is acquired by a person possessing, immediately prior to such acquisition, beneficial ownership of 40% or more of the Common Stock; or (iv) a person acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) assets from the Company that have a total fair market value equal to or more than one-third of the total fair market value of all of the assets of the Company immediately prior to such acquisition. Notwithstanding the foregoing, for purposes of clauses (i) and
(ii), a Change in Control will not be deemed to have occurred if the power to control (directly or indirectly) the management and policies of the Company is not transferred from a person to another person; and for purposes of clause
(iv), a Change in Control will not be deemed to occur if the assets of the Company are transferred: (A) to a shareholder in exchange for his stock, (B) to an entity in which the Company has (directly or indirectly) 50% ownership, or
(C) to a Person that has (directly or indirectly) at least 50% ownership of the Company with respect to its stock outstanding, or to any entity in which such person possesses (directly or indirectly) 50% ownership.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table shows information, as of September 1, 1996, with respect to the beneficial ownership of Common Stock by (i) each director, (ii) each Named Executive, (iii) each person or group known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all executive officers and directors as a group:

Name and Address of                      Amount and Nature of         Percentage
Beneficial Owner                         Beneficial Ownership 1        of Class
----------------                         --------------------        ----------
Dr. Max A. Tesler                                988,3262              3.3%
30 Central Park South
New York, NY 10019

ICC Industries Inc.                           19,635,8943             66.5%
460 Park Avenue
New York, NY 10022

Dr. John Farber                               19,635,8943             66.5%
c/o ICC Industries Inc.
460 Park Avenue
New York, NY 10022

John L. Oram                                       20,000                  *
c/o ICC Industries Inc.
460 Park Avenue
New York, NY 10022

Charles E. LaRosa                                140,0004                 *
c/o Pharmaceutical Formulations, Inc.
460 Plainfield Avenue
Edison, NJ 08818

Anthony Cantaffa                                 176,8714                 *
c/o Pharmaceutical Formulations, Inc.
460 Plainfield Avenue
Edison, NJ 08818

Ben A. Blackshire                                105,0004                 *
c/o Stratagem, Inc.
8012 State Line Road
Leawood, KS 66208

Michael P. Callahan                              105,0004                 *
21048 Starflower Way
Ashburn, VA 22011

Ray W. Cheesman                                  135,0004                 *
c/o Pharmaceutical Formulations, Inc.
460 Plainfield Avenue
Edison, NJ 08818

George Chin                                      135,6214                 *
c/o Pharmaceutical Formulations, Inc.
460 Plainfield Avenue
Edison, NJ 08818

Brian W. Barbee                                   41,2504                 *
c/o Pharmaceutical Formulations, Inc.
460 Plainfield Avenue
Edison, NJ 08818

Frank Marchese                                    40,0004                 *
c/o Pharmaceutical Formulations, Inc.
460 Plainfield Avenue
Edison, NJ 08818

David Belaga                                      25,0004                 *
c/o Pharmaceutical Formulations, Inc.
460 Plainfield Ave.
Edison, NJ 08818

Officers and Directors                         1,912,0684                6.3%
as a Group (11 persons)


------------------------------

*       Less than 1%.

1 Unless it is stated otherwise in any of the following notes, each holder owns the reported shares directly and has sole voting and investment power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days, including by way of exercise of outstanding options or the conversion of convertible securities which are, or during such 60-day period, become exercisable or convertible.

2 Includes (i) 340,442 shares of Common Stock owned by NuMatco, Inc. ("NuMatco"), a company of which Dr. Tesler is sole officer, director and stockholder; (ii) currently exercisable warrants to purchase 333,200 shares of Common Stock, exercisable at a price of $.50 per share until October 1, 1998 (see the discussion above under "Tesler Employment Agreement" with respect to such warrants); (iii) 20 shares issuable upon conversion of each of 327 8% Convertible Debentures for a total of 6,813 shares, which debentures are owned by the pension plan for BTS Therapeutics Corp., a company wholly-owned by Dr. Tesler; and (iv) 30,652 shares owned by HTA Co., Inc. which shares represent Dr. Tesler's 50% ownership interest in the total 61,304 shares owned by HTA.

3 Does not include approximately 3,777,000 shares includable in connection with ICC's limited preemptive rights since such rights are not currently exercisable nor can there be any assumption that they will become exercisable within 60 days after September 1, 1996. Such shares are issuable only upon the issuance by the Company of certain shares to other persons; the issuance of shares to ICC pursuant to the limited preemptive rights is intended to maintain the preexisting equity ownership of ICC of approximately two-thirds of the outstanding shares (excluding shares which ICC may acquire upon conversion of convertible preferred shares). It also does not include any shares which may be issuable upon conversion of outstanding convertible preferred stock since such conversion can not occur until April 8, 1999. Dr. Farber is the majority stockholder of ICC. See "Certain Relationships and Related Transactions."

4 Includes shares of Common Stock subject to stock options exercisable as of September 1, 1996 or within 60 days thereof as follows: Mr. Barbee: 41,250; Mr. Belaga: 25,000; Mr. Blackshire: 75,000; Mr. Callahan: 75,000; Mr.
     Cantaffa: 111,800; Mr. Cheesman: 75,000; Mr. Chin: 70,550; Mr. LaRosa:
     105,000; Mr. Marchese: 40,000; Dr. Tesler: 340,013; and all officers and directors as a group: 958,613.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PHARMACEUTICAL FORMULATIONS, INC.

                                         By:/s/ Frank Marchese
                                         Frank Marchese, Vice President, Finance

Dated:  April 15, 1997