Form 10-Q/A
period 1996-12-31
PHARMACEUTICAL FORMULATIONS INC
filed 1997-04-17
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                               FORM 10-Q/A - NO. 1


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

     Items 1 and 2 of Part I and Item 1 of Part II are amended to read as follows:

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,          June 30,
                                                                                                1996                1996
                                                          ASSETS                            (UNAUDITED)           (NOTE 1)
CURRENT ASSETS

        Cash                                                                                 $  932,000            $ 1,284,000
        Accounts receivable - net of allowance for
        doubtful accounts of  $421,000 and $300,000                                          12,331,000              8,511,000
        Income tax receivable                                                                                        1,161,000
        Inventories                                                                          14,834,000              9,720,000
        Prepaid expenses and other current assets                                               904,000                747,000
        Deferred tax asset                                                                      400,000                400,000
                                                                                            ------------            -----------
          Total current assets                                                               29,401,000             21,823,000

PROPERTY, PLANT AND EQUIPMENT

        Net of accumulated depreciation and amortization of $13,403,000
           and $12,303,000                                                                   17,121,000             16,802,000

OTHER ASSETS
        Deferred financing costs                                                                 75,000                 94,000
        Deferred tax asset                                                                      270,000                750,000
        Other assets                                                                            177,000                192,000
                                                                                            -------------            ----------
                                                                                           $ 47,044,000           $ 39,661,000
                                                                                            ============          ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (DEFICIENCY)


CURRENT LIABILITIES


        Current portion of long-term debt                                                 $     497,000           $    587,000
        Current portion of capital lease obligations, including $1,266,000 and                1,879,000              1,877,000
            $1,296,000 due to ICC in December and June, respectively
            Accounts payable                                                                 15,310,000              9,441,000
            Accrued expenses                                                                  1,234,000              1,990,000
                                                                                             -----------            -----------
              Total current liabilities                                                      18,920,000             13,895,000


LONG TERM DEBT                                                                               18,829,000             16,284,000

LONG TERM CAPITAL LEASE OBLIGATIONS, including $2,701,000 and  $3,339,000                     8,515,000              9,468,000
    in December and June, respectively

    DEFERRED GAIN ON SALE/LEASEBACK                                                             399,000                425,000


    STOCKHOLDERS' EQUITY (DEFICIENCY)
            Preferred stock - par value $1.00 per
            share; 10,000,000 shares authorized;  2,500,000                                   2,500,000              2,500,000
               shares issued and outstanding
        Common stock - par value $.08 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 29,558,814 and 29,508,814 shares in
             December and June, respectively                                                  2,365,000              2,361,000


        Capital in excess of par value                                                       37,332,000             37,286,000
        Accumulated deficit                                                                ( 41,816,000)          ( 42,558,000)
                                                                                           --------------         --------------
          Total stockholders' equity (deficiency)                                               381,000           (    411,000)
                                                                                           --------------         --------------
                                                                                          $  47,044,000           $ 39,661,000
                                                                                          =============           ==============


                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                                          Six Months Ended                      Three Months Ended
                                                           December 31,                          December 31,
                                                        1996                   1995              1996               1995
                                                        ----                   ----             ------               ----

REVENUES
  Gross sales                                         $36,549,000            $29,167,000           $20,724,000        $15,772,000
  Less:  Sales discounts                                2,003,000              1,668,000             1,174,000            835,000
    and allowances                                    ------------           ------------           -----------       -----------
  Net sales                                            34,546,000             27,499,000            19,550,000         14,937,000

COST AND EXPENSES
  Cost of goods sold                                   26,310,000             22,289,000            14,989,000         12,188,000
  Selling, general
and                                                     4,927,000              4,443,000             2,625,000          2,256,000
    administrative
  Special compensation                                                           678,000                                  678,000
  Research and development                                420,000                426,000               205,000            218,000
                                                      -----------              ----------            ------------      -----------
                                                       31,657,000             27,836,000            17,819,000         15,340,000

PROFIT (LOSS) FROM
OPERATIONS                                              2,889,000              (337,000)             1,731,000           (403,000)

OTHER INCOME (EXPENSE)
  Interest expense                                    (1,820,000)            (1,911,000)              (927,000)          (933,000)
  Other                                                  153,000                 40,000                 97,000             34,000
                                                       ----------            ------------            -----------         ---------
                                                      (1,667,000)            (1,871,000)             ( 830,000)          (899,000)
                                                    -------------            ------------            -----------        ----------

INCOME (LOSS) BEFORE
  INCOME TAXES (BENEFIT)                               1,222,000             (2,208,000)               901,000         (1,302,000)

INCOME TAXES (BENEFIT)                                   480,000               (731,000)               370,000           (431,000)
                                                      -----------            ------------             ------------     -----------
NET INCOME (LOSS)                                       $742,000             ($1,477,000)             $531,000)        ( $871,000)
                                                     ============            ============             ============    ============

INCOME (LOSS) PER
COMMON AND COMMON
EQUIVALENT SHARE                                            $.02                  ($.05)                  $.02              ($.03)
                                                        =========                 ======                 =========          ======
WEIGHTED AVERAGE
NUMBER OF COMMON AND COMMON
EQUIVALENT SHARES OUTSTANDING                         30,711,000             29,381,000             30,711,000          29,439,000
                                                       ==========           ============            ============        ===========


                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                              Six Months Ended
                                                                                                December 31,


                                                                                      1996                        1995
                                                                                      ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                  $742,000                   ($1,477,000)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operating activities:
      Depreciation and amortization of property, plant and
        equipment                                                                   1,100,000                        805,000
      Amortization of bond discount and deferred financing costs                       69,000                         57,000
      Amortization of deferred gain on
        sale/leaseback                                                                (26,000)                       (26,000)
      Deferred tax                                                                    480,000                       (150,000)
      Non-cash special compensation                                                                                  578,000

  Changes in current assets and liabilities
   (Increase) in accounts receivable                                               (3,820,000)                    (2,262,000)
   (Increase)/decrease in income taxes                                              1,161,000
    recoverable                                                                                                     (581,000)
   (Increase)/decrease in inventories
                                                                                   (5,114,000)                     2,756,000
   (Increase)/decrease in other current assets                                       (157,000)                        69,000
   (Increase)/decrease in accounts
      payable, accrued expenses and income                                          5,113,000                       (644,000)
        taxes payable                                                             -----------                        -------

    Net cash (used in) operating activities                                          (452,000)                      (875,000)
                                                                                      -------                        -------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase)/decrease in other assets                                                  15,000                         (6,000)
  (Increase) in property, plant and equipment                                      (1,419,000)                      (992,000)
                                                                                    ---------                        -------
    Net cash (used in) investing activities                                        (1,404,000)                      (998,000)
                                                                                    ---------                     ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in borrowings under line of credit                                       2,996,000                      1,803,000
  Principal payments of capital lease obligations                                    (951,000)                      (785,000)
  Principal repayments of long-term debt                                             (591,000)                      (291,000)
  Refinancing of capital leases                                                       -                              968,000
  Issuance of common stock                                                             50,000                         19,000

     Net cash provided by financing
      activities                                                                    1,504,000                      1,714,000
                                                                                  -----------                      -----------
     Net (decrease) in cash                                                          (352,000)                      (159,000)

CASH, beginning of period                                                           1,284,000                        655,000
                                                                                  -----------                      -----------
CASH, end of period                                                               $   932,000                    $   496,000
                                                                                  ===========                    =============

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


Note 3:       INVENTORIES:
                                             December 31,        June 30,
              Inventories consist of the         1996              1996
                                             ------------        ---------
                 following:

                           Raw materials     $ 6,108,000        $ 3,849,000
                           Work in process       944,000            648,000
                           Finished goods      7,782,000          5,223,000
                                             -----------         -----------
                                             $14,834,000        $ 9,720,000
                                             ===========        ===========

Note 4:       DIVIDENDS:

              No dividends were declared during any period presented.

Note 5:       EARNINGS PER SHARE:

              Earnings per share are based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares consist of the dilutive effect of unissued shares under options, warrants and in the case of fully-diluted earnings per share, convertible debentures and preferred stock, computed using the treasury stock method with the average stock prices for the primary basis and the higher of average or period end stock prices for fully- diluted basis. Fully-diluted earnings per share are not presented since the amounts are substantially the same as primary earnings per share.

              In December 1996, undeclared dividends on preferred stock totaling $100,000 for the six-months and $50,000 for the three-months then ended were deducted from net income to determine earnings per share for common stockholders.

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

Note 6:       RELATED PARTY TRANSACTIONS:

              The following transactions with ICC Industries Inc. ("ICC"), an affiliated Company, are reflected in the consolidated financial statements as of or for the six months ended December 31, 1996 and 1995:

                                                1996                  1995
                                                ----                 ------

Inventory purchases from ICC                $  668,000            $  315,000
Interest expense                               232,000               223,000
Accounts payable to ICC                        885,000               144,000
Equipment lease obligations due ICC          3,967,000             5,112,000
Other receivables from ICC                     213,000                     -


 ITEM 2:  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                              RESULTS OF OPERATIONS

Gross sales for the six months ended December 31, 1996 were $36,549,000 as compared to $29,167,000 in the comparable period in the prior fiscal year. The increase in sales of $7,382,000 or 25% is a result of new customers and increased sales to existing customers. All three sectors of the Company's business-private label (store brand), bulk and contract had an increase in sales as compared to the prior period. Four customers represented 57% of sales for the six months ended December 31, 1996. These four customers are Revco D.S. ("Revco"), Walgreen Company ("Walgreen"), Price-Costco("Price-Costco") and Leiner Health Products ("Leiner"). Sales for these four customers were $20,988,000 or 57% of sales as compared to $18,889,000 or 65% of sales in the comparable period in the prior fiscal year. One of the Company's largest customers, Revco, has entered into a merger agreement with CVS Corporation which is subject to stockholders and regulatory approval. It is too early to determine the effects, if any, of this possible merger on the financial position or results of operations of Pharmaceutical Formulations, Inc.

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

Interest and other expenses were $1,667,000 for the six months ended December 31, 1996 as compared to $1,871,000 in the comparable period in the prior fiscal year. Interest and other expenses were $830,000 for the three months ended December 31, 1996 as compared to $899,000 in the comparable period in the prior fiscal year. The reduction in interest expense is a result of reductions in capital lease obligations and other long- term debt.

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

                         LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1996, the Company had working capital of $10,481,000 as compared to $7,928,000 at June 30, 1996. The increase of $2,553,000 is due to the net income for the six months ended December 31, 1996 and an increase in borrowing from the Company's institutional lender to finance the growth in accounts receivable and inventory. The increase in working capital includes increases in accounts receivable of $3,820,000 due to the increased sales. In addition, inventories increased $5,114,000 to support the sales growth, including expected increases in sales in the third quarter and the balance of the fiscal year. The increase in inventory is necessary to support the customer service requirements of the new customers obtained by the Company and the increased sales to current customers. The increases in accounts receivable and inventory were offset somewhat by an increase in accounts payable and accrued expenses of $5,113,000.


Capital expenditures of $1,419,000 for the six months ended December 31, 1996 were related to the continued efforts to upgrade the manufacturing equipment and plant facilities. Capital expenditures for the fiscal year ending June 30, 1997 are currently estimated to be approximately $2,500,000.

The Company had a $15,000,000 asset-based line of credit with an institutional lender. At December 31, 1996, the Company had $660,000 of unused availability under this agreement. The line of credit expires February 4, 1999 and bears interest at 1 3/4% above the prime lending rate (currently 8 1/4%). In January 1997, the Company negotiated a reduction in interest rate with this lender from 1 3/4% above the prime lending rate to 1 1/4%, subject to certain conditions. In addition, the line of credit was increased to $17,500,000.

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

                           PART II. OTHER INFORMATION

Item 1:           LEGAL PROCEEDINGS

                  See Note 2 to Notes to Consolidated Financial
                  Statements.




                  Puritan Quartz v. PFI. In or about July 1994, Puritan
                  Quartz, Inc. ("Puritan") brought suit against the Company in the U.S. District Court for the Southern District of New York, alleging breach of (i) a purported contractual obligation to supply Puritan with acetaminophen and ibuprofen for resale to an unrelated party and (ii) related confidentiality obligations. The complaint seeks damages in the aggregate amount of $3,600,000 plus $300,000 for each additional month of continuing breach. The Company's answer denies any liability to Puritan noting that the agreement had a one-year term ending on October 16, 1993, prior to the events giving rise to the alleged breach, and that such agreement was never extended. The Company's answer also disputes the aggregate amount of Puritan's alleged lost profits. On January 15, 1997 this case was settled for an undisclosed sum of money.

                  Gary Sherman Investments v. PFI. In March 1996, the Company was named as a defendant in a lawsuit filed in the United States District Court for the District of New Jersey by Gary Sherman Investments,
                  Inc., formerly known as Polystar Corporation ("GSI").
                   GSI alleged that it was owed $400,000 pursuant to a
                  promissory note allegedly executed in GSI's favor in or about March 1991, and sought to recover the full face amount of the note plus accrued interest. The Company's answer denied that such money was owed and the Company filed a counterclaim alleging, INTER ALIA, breaches of fiduciary duty and fraud by GSI. On December 30, 1996 this case was settled with the Company (i) paying $50,000 in cash, (2) issuing 50,000 shares of the Company's common stock and (3) issuing an option to purchase 100,000 shares of the Company's common stock exercisable until December 30, 2000.


                  The above two lawsuit settlements were not material to the financial position or results of operations of the Company.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PHARMACEUTICAL FORMULATIONS, INC.
                                           (REGISTRANT)



Date:      April 15, 1997           By:/S/ Frank Marchese
                                       Frank Marchese
                                       Chief Financial Officer and Treasurer
                                      (Principal Financial Officer)