Form 10-K/A
period 1996-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 1997-05-06
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                               FORM 10-K/A - NO. 4
(Mark One)


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

Items 7 and 8 of Part I are amended to read as follows:

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


          The Company has a net deferred tax asset of $2,474,000, before the valuation allowance, at June 30, 1996, which consists of future tax benefits of net operating loss carryforwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of $1,150,000 at June 30, 1996. The benefits of net operating loss carryforwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time due to the Company's inconsistent operating results in the past. In the last ten years ending June 30, 1996, the Company had net income in only three of those years (fiscal years ended June 30, 1993, 1994 and 1995). While the Company is forecasting profitable operations for at least the next few years, the inconsistency in achieving profitable operations in the last ten years provides an amount of uncertainty which necessitates a valuation allowance under Statement of Financial Accounting Standards Number 109. Accordingly, a valuation allowance of $1,324,000 was recorded at June 30, 1996, to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.


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
-----------------------------------------------------------------------------------------------------------


The net deferred tax asset of $2,474,000, before the valuation allowance, at June 30, 1996, consists of future tax benefits of net operating loss carryforwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of $1,150,000 at June 30 1996. The benefits of net operating loss carryforwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time due to the Company's inconsistent operating results in the past. Accordingly, a valuation allowance of $1,324,000 was recorded at June 30, 1996, to provide for this uncertainty.


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
--------------------------------------------------------------------------------------------------------------------

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 4 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PHARMACEUTICAL FORMULATIONS, INC.

                                         By:/s/ Frank Marchese
                                         Frank Marchese, Vice President, Finance

Dated:  May 5, 1997