Form 10-Q
period 1997-03-31
PHARMACEUTICAL FORMULATIONS INC
filed 1997-05-14
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the Quarterly Period Ended:                         MARCH 31, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes |_| No

The number of shares outstanding of common stock, $.08 par value, as of April 30, 1997 was 29,658,814.

                         PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                                                                 March 31,             June 30,
                                                                    1997                 1996
                                  ASSETS                        (Unaudited)             (Note 1)
CURRENT ASSETS
        Cash                                                        $ 1,194,000         $  1,284,000
        Accounts receivable - net of allowance for doubtful
        accounts of $470,000 and $300,000                            12,375,000            8,511,000
        Income tax receivable                                                              1,161,000
        Inventories                                                  16,100,000            9,720,000
        Prepaid expenses and other current assets                       679,000              747,000
        Deferred tax asset                                              380,000              400,000
                                                                    -------------        --------------
                Total current assets                                 30,728,000           21,823,000


PROPERTY, PLANT AND EQUIPMENT
        Net of accumulated depreciation and amortization of
            $13,976,000 and $12,303,000                              17,923,000            16,802,000

OTHER ASSETS
        Deferred financing costs                                         89,000                94,000
        Deferred tax asset                                              197,000               750,000
        Other assets                                                    150,000               192,000
                                                                    ------------          ------------
                                                                   $ 49,087,000          $ 39,661,000
                                                                   =============        ==============
                         LIABILITIES AND STOCKHOLDERS'
                              EQUITY (DEFICIENCY)

CURRENT LIABILITIES
        Current portion of long-term debt                           $   472,000           $   587,000
        Current portion of capital lease obligations
                (including $1,173,000 and $1,296,000 due to ICC in
                1997 and 1996, respectively)                          2,056,000             1,877,000
        Accounts Payable                                             14,502,000             9,441,000
        Accrued expenses                                              1,268,000             1,990,000
                                                                     -----------           -----------
                Total current liabilities                            18,298,000            13,895,000

LONG TERM DEBT                                                       20,681,000            16,284,000

LONG TERM CAPITAL LEASE OBLIGATIONS (including $2,448,000
and $3,339,000 due to ICC in 1997 and 1996, respectively)             8,838,000             9,468,000

DEFERRED GAIN ON SALE/LEASEBACK                                         385,000               425,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
        Preferred stock - par value $1.00 per share;
                10,000,000 shares authorized; 2,500,000 shares
                issued and outstanding                                2,500,000             2,500,000
        Common stock - par value $.08 per share
                Authorized - 40,000,000 shares
                Issued and outstanding - 29,658,814 and 29,508,814
                shares in 1997 and 1996, respectively                 2,373,000             2,361,000
        Capital in excess of par value                               37,374,000            37,286,000
        Accumulated deficit                                         (41,362,000)          (42,558,000)
                                                                   -------------         -------------
          Total stockholders' equity (deficiency)                       885,000              (411,000)
                                                                   -------------         -------------
                                                                   $ 49,087,000          $ 39,661,000
                                                                   =============         =============

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               Nine Months Ended                Three Months Ended
                                                  March 31,                         March 31,
                                              1997            1996              1997            1996
REVENUES
        Gross sales                          $58,561,000      $43,218,000       $22,012,000     $14,051,000
        Less:  Sales discounts
          and allowances                       3,227,000        2,497,000         1,224,000         829,000
                                             ------------     ------------      ------------    ------------
        Net sales                             55,334,000       40,721,000        20,788,000      13,222,000

COST AND EXPENSES
        Cost of goods sold                    42,025,000       33,197,000        15,715,000      10,908,000
        Selling, general and
           administrative                      7,822,000        6,529,000         2,895,000       2,086,000
        Special compensation                                      678,000
        Research and development                 757,000          703,000           337,000         277,000
                                             ------------      -----------      ------------     -----------
                                              50,604,000       41,107,000        18,947,000      13,271,000

INCOME (LOSS) FROM OPERATIONS                  4,730,000         (386,000)        1,841,000         (49,000)

OTHER INCOME (EXPENSE)
        Interest expense                      (2,818,000)      (2,787,000)         (998,000)       (876,000)
        Other                                     54,000           61,000           (99,000)         21,000
                                             ------------      -----------      ------------      ----------
                                              (2,764,000)      (2,726,000)       (1,097,000)       (855,000)

INCOME (LOSS) BEFORE
        INCOME TAXES                           1,966,000       (3,112,000)          744,000        (904,000)
INCOME TAX PROVISION (BENEFIT)                   770,000       (1,038,000)          290,000        (307,000)
                                              -----------      ------------     ------------      -----------
NET INCOME (LOSS)                             $1,196,000      ($2,074,000)         $454,000       ($597,000)

Preferred stock dividend in
         arrears                                 150,000                             50,000
                                              -----------      ------------    ------------      -----------
NET INCOME (LOSS) APPLICABLE
TO COMMON SHAREHOLDERS                        $1,046,000      ($2,074,000)         $404,000       ($597,000)
                                             ============     =============     ============     ============
INCOME (LOSS) PER COMMON AND
        COMMON EQUIVALENT SHARE                    $0.03           ($0.07)            $0.01          ($0.02)
                                             ============     =============     ============     ============
WEIGHTED AVERAGE NUMBER OF
      COMMON AND COMMON EQUIVALENT
      SHARES OUTSTANDING                      30,464,000       29,400,000        30,497,000      29,439,000
                                             ============     =============     ============     ============

See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                                 March 31,
                                                                           1997            1996
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                                  $1,196,000        ($2,074,000)
        Adjustments to reconcile net income (loss) to
            net cash provided by (used for) operating activities:
               Depreciation and amortization of property, plant
                  and equipment                                            1,673,000           1,220,000
               Amortization of bond discount and deferred
                  financing costs                                            116,000              89,000
               Amortization of deferred gain on sale/leaseback               (40,000)            (39,000)
               Deferred income taxes                                         573,000            (150,000)
               Non-cash special compensation                                                     678,000

        Changes in current assets and liabilities

               (Increase) in accounts receivable                          (3,864,000)           (854,000)
               (Increase)/decrease in income taxes recoverable             1,161,000            (888,000)
               (Increase)/decrease in inventories                         (6,380,000)          5,246,000
                Decrease in other current assets                              68,000              87,000
                Increase /(decrease) in accounts payable, accrued
                   expenses and income taxes payable                       4,339,000            (921,000)
                                                                        --------------        -------------
                Net cash provided by/(used for) operating activities      (1,158,000)          2,394,000

CASH FLOWS FROM INVESTING ACTIVITIES

        Decrease in other assets                                              42,000              37,000
        (Increase) in property, plant and equipment                       (1,781,000)         (1,501,000)
                                                                         -------------       --------------
          Net cash (used for) investing activities                        (1,739,000)         (1,464,000)
                                                                         -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES

        Increase/(decrease) in borrowings under line of credit             4,924,000            (895,000)
        Principal payments of capital lease obligations                   (1,465,000)         (1,217,000)
        Principal repayments of long-term debt                              (717,000)           (454,000)
        Refinancing of capital leases                                                            968,000
        Increase in deferred financing costs                                 (35,000)
        Issuance of common stock                                             100,000              19,000
                                                                         -------------       ----------------
          Net cash provided by/(used for) financing activities             2,807,000          (1,579,000)
                                                                         -------------       ----------------
          Net (decrease) in cash                                             (90,000)           (649,000)

CASH, beginning of period                                                  1,284,000             655,000
                                                                         -------------        ---------------
CASH, end of period                                                       $1,194,000              $6,000
                                                                        ==============        ===============

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

              Certain amounts appearing in the March 31, 1996 and June 30, 1996 financial statements have been reclassified to conform to the March 31, 1997 presentation. There was no effect on net income due to the reclassification.

              The results of operations for the nine and three months ended March 31, 1997 are not necessarily indicative of the results to be expected for a full year.

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


Note 3:       INVENTORIES:
                                                March 31,        June 30,
              Inventories consist of the          1997             1996
                 following:                     ---------        ---------

                           Raw materials       $ 6,067,000       $ 3,849,000
                           Work in process       1,171,000           648,000
                           Finished goods        8,862,000         5,223,000
                                               ------------      ------------
                                               $16,100,000       $ 9,720,000
                                               ============      ============
Note 4:       DIVIDENDS:

              No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $200,000 at March 31, 1997.

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

Note 6:       RELATED PARTY TRANSACTIONS:

              The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the nine months ended March 31, 1997 and 1996:

                                                   1997               1996
                                                   ----               ----

              Inventory purchases from ICC       $ 1,044,000      $  493,000
              Interest expense                       335,000         364,000
              Accounts payable to ICC                808,000         178,000
              Equipment lease obligations due ICC  3,621,000       4,812,000
              Other receivables from ICC             213,000

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS


Gross sales for the nine months ended March 31, 1997 were $58,561,000 as compared to $43,218,000 in the comparable period in the prior fiscal year. The increase in sales of $15,343,000 or 36% is a result of new customers obtained by the Company and increased sales to existing customers. All three sectors of the Company's business-private label (store brand), bulk and contract had an increase in sales as compared to the prior period. Four customers represented 54% of sales for the nine months ended March 31, 1997. These four customers are Revco D.S. ("Revco"), Walgreen Company ("Walgreen"), Price-Costco ("Price-Costco") and Leiner Health Products ("Leiner"). Sales to these four customers were $31,904,000 or 54% of gross sales as compared to $23,782,000 or 55% in the comparable period in the prior fiscal year. One of the Company's largest customers, Revco, has entered into a merger agreement with CVS Corporation which is subject to stockholders and regulatory approval. It is too early to determine the effects, if any, of this possible merger on the financial position or results of operations of Pharmaceutical Formulations, Inc.

Sales for the three months ended March 31, 1997 were $22,012,000 as compared to $14,051,000 in the comparable period in the prior fiscal year. The increase of $7,961,000 or 57% is due mainly to the reasons stated above.

Cost of sales as a percentage of net sales was 76% for the three month and nine month periods ended March 31, 1997 as compared to 82% in the comparable periods in the prior fiscal year. The reduction in cost of sales as a percentage of net sales is a result of the increased sales, manufacturing efficiencies, lower raw material costs and overall cost containment.

Selling, general and administrative expenses were $7,822,000 or 14% of net sales for the nine months ended March 31, 1997 as compared to $6,529,000 or 16% of net sales for the comparable period in the prior fiscal year. The increase of $1,293,000 is mainly a result of increased sales and distribution costs due to the increased sales volume. Selling, general and administrative expenses were $2,895,000 or 14% of net sales for the three months ended March 31, 1997 as compared to $2,086,000 or 16% of net sales in the comparable period in the prior fiscal year. The increase of $809,000 is due mainly to the reasons stated above.

The nine months ended March 31, 1996 included an accrual for special compensation expense of $678,000.

Research and development costs were $757,000 for the nine months ended March 31, 1997 as compared to $703,000 in the comparable period in the prior fiscal year. Research and development costs were $337,000 for the three months ended March 31, 1997 as compared to $277,000 in the comparable period in the prior fiscal year.

Interest and other expenses were $2,764,000 for the nine months ended March 31, 1997 as compared to $2,726,000 in the comparable period in the prior fiscal year. Interest and other expenses were $1,097,000 for the three months ended March 31, 1997 as compared to $855,000 in the comparable period in the prior fiscal year. The increase in interest expense is a result of increases in capital lease obligations and other long-term debt.

The Company recorded a provision for income taxes of $770,000 and $290,000 in the nine and three months ended March 31, 1997 as compared to a tax benefit of $1,038,000 and $307,000 in the comparable periods in the prior fiscal year.

Net income for the nine and three months ended March 31, 1997 was $1,196,000 and $454,000, respectively, or $.03 and $.01 per share as compared to a loss of $2,074,000 and $597,000, respectively, or $.07 and $.02 per share, respectively, in the prior fiscal year.

The Company continues to take steps aimed at increasing sales and reducing costs to reverse the losses incurred in fiscal year ended June 30, 1996. These steps include: (a) adding new customers and products to increase sales volume, (b) continuing efforts to reduce material costs and (c) other cost-saving measures as well as other actions to improve profitability. There can be no assurance that such actions will be successful in enabling the Company to continue to realize profitable results.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital of $12,430,000 as compared to $7,928,000 at June 30, 1996. The increase of $4,502,000 is due to the net income for the nine months ended March 31, 1997 and an increase in borrowing from the Company's institutional lender to finance the growth in accounts receivable and inventory. The increase in working capital includes increases in accounts receivable of $3,864,000 due to the increased sales. In addition, inventories increased $6,380,000 to support the sales growth in the third quarter and anticipated increases in sales for the balance of the fiscal year. The increase in inventory is necessary to support the customer service requirements of the new customers obtained by the Company and the increased sales to current customers. The increases in accounts receivable and inventory were offset somewhat by an increase in accounts payable and accrued expenses of $4,339,000.

Capital expenditures for the nine months ended March 31, 1997 were related to the continued efforts to upgrade the manufacturing equipment and plant facilities.

The Company has a $17,500,000 asset-based line of credit with an institutional lender. At March 31, 1997, the Company had $1,333,000 of unused availability under this agreement. The line of credit expires February 4, 1999 and bears interest at 1 1/4% above the prime lending rate (currently 8 1/2%).

The Company has outstanding 2,500,000 shares of series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from April 8, 1996 through March 31, 1997 (approximately $200,000) have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $50,000 per quarter until declared and paid.

The Company continues to take steps to increase sales and reduce costs to improve operating results and increase profitability. The Company intends to add an estimated $3,000,000 of capital equipment in the fiscal year ending June 30, 1997 to increase manufacturing capacity and reduce costs. The Company intends for these capital expenditures to be financed through capital leases with either ICC or other parties. While the Company has in the past had no difficulty in obtaining capital lease financing or meeting working capital needs, there can be no assurance the Company will obtain the capital lease financing or meet working capital needs in the future.

                           PART II. OTHER INFORMATION

Item 1:       LEGAL PROCEEDINGS

              See Note 2 to Notes to Consolidated Financial Statements.


Item 2:       CHANGES IN SECURITIES

              In March 1997, 100,000 shares in common stock were issued to Patricia Cohen pursuant to her exercise of a warrant dated March 27, 1992 at $.50 per share. This issuance of such shares was exempt from registration as a transaction not involving a public offering of securities.


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


                        PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)


Date:      May 14, 1997             By: /S/CHARLES E. LAROSA
                                    --------------------------
                                    Charles E. LaRosa
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


Date:      May 14, 1997              By: /S/ FRANK MARCHESE
                                     --------------------------
                                     Frank Marchese
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)