Form 10-K
period 1997-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 1997-09-24
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 1997
                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

                         Commission file number: 0-11274
                          ----------------------------

                        PHARMACEUTICAL FORMULATIONS, INC.
             (Exact name of Registrant as Specified in its Charter)

              DELAWARE                                        22-2367644
          (State or Other                                   (IRS Employer
          Jurisdiction of                                 Identification No.)
          Incorporation or
           Organization)


                         460 PLAINFIELD AVENUE, EDISON,
                    NJ 08818 (Address of principal executive
                          offices, including zip code)

                                 (732) 985-7100
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

        COMMON STOCK, $.08 PAR VALUE, AND COMMON STOCK PURCHASE WARRANTS
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /x/ No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on August 20, 1997 was approximately $7,400,000.

     As of August 20, 1997, there were 29,880,350 shares of Common Stock, par value $.08 per share, outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

     Various exhibits, as listed in Item 14 of Part IV, have been incorporated by reference.

                                     PART I

ITEM 1.  BUSINESS

                 THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THAT TERM IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934). ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES EXCHANGE COMMISSION OR OTHERWISE. STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS REFERENCED ABOVE. FORWARD- LOOKING STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUE, INCOME OR LOSS AND CAPITAL EXPENDITURES; STATEMENTS REGARDING FUTURE OPERATIONS, FINANCING NEEDS, COMPLIANCE WITH FINANCIAL COVENANTS IN LOAN AGREEMENTS, PLANS FOR ACQUISITION OR SALE OF ASSETS OR BUSINESSES AND CONSOLIDATION OF OPERATIONS OF NEWLY ACQUIRED BUSINESSES, AND PLANS RELATING TO PRODUCTS OR SERVICES OF THE COMPANY; ASSESSMENTS OF MATERIALITY; AND PREDICTIONS OF FUTURE EVENTS AND THE EFFECTS OF PENDING AND POSSIBLE LITIGATION, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. IN ADDITION, WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," AND "INTENDS," AND "PLANS," AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

                 FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED BASED ON CURRENT EXPECTATIONS. CONSEQUENTLY, FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT. STATEMENTS IN THIS ANNUAL REPORT, PARTICULARLY IN "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE CERTAIN FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. OTHER FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, UNANTICIPATED DEVELOPMENTS IN ANY ONE OR MORE OF THE FOLLOWING
AREAS: THE ABILITY TO OBTAIN APPROVALS FROM THE U.S. FOOD AND DRUG ADMINISTRATION FOR NEW PRODUCTS AND OTHER REGULATORY MATTERS, THE RECEPTIVITY OF CONSUMERS TO GENERIC DRUGS, THE RATE AND CONSUMER ACCEPTANCE OF NEW PRODUCT INTRODUCTIONS, COMPETITION, THE NUMBER AND NATURE OF CUSTOMERS (INCLUDING, WITHOUT LIMITATION, THE EFFECTS OF MERGERS AMONG CUSTOMERS) AND THEIR PRODUCT ORDERS, PRICING, PRODUCTION BY THIRD PARTY VENDORS, BORROWING COSTS, CHANGES IN TAXES, PENDING OR THREATENED LITIGATION, THE AVAILABILITY OF KEY PERSONNEL AND OTHER RISKS FACTORS WHICH MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

                 READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNEXPECTED EVENTS.

INTRODUCTION

          Pharmaceutical Formulations, Inc. (the "Company" or "PFI"), a Delaware corporation, is the second largest publicly-traded private label manufacturer and distributor of nonprescription ("over-the-counter" or "OTC") solid dose pharmaceutical products (collectively, "Generic OTC Products") in the United States. Such products, which are made in tablet, caplet or capsule form, as applicable, are primarily sold under the Company's customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. To a limited extent, the Company also sells Generic OTC Products under its own trade name, Health+Cross(TM), which sales account for less than 1% of the Company's total revenues.

          The Company believes that the therapeutic benefits of its Generic OTC Products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which the Company's products are patterned are identical to those of the Company's products. The Company is subject to regulation by the U.S. Food and Drug Administration ("FDA"). The Company's largest customers include Revco D.S. Inc. ("Revco") (which merged with CVS Corp. in May 1997 (after the merger, "Revco/CVS")), Walgreen Company ("Walgreen") and Costco Wholesale ("Costco"). Prior to June 30, 1995, the Company operated through its then-wholly- owned subsidiary, Private Formulations, Inc., an Ohio corporation which was acquired from Revco in 1987. Such subsidiary was merged into PFI on June 30, 1995.

CERTAIN RELATIONSHIPS WITH ICC

          In September 1991, the Company entered into an agreement with ICC Industries Inc. ("ICC") pursuant to which ICC was granted a series of options and related preemptive rights to acquire a total of approximately 66.7% of the shares of the Company's Common Stock outstanding (as subsequently amended, the "ICC Option Agreement"). ICC is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products which had calendar 1996 sales in excess of $1 billion. ICC and its subsidiaries have offices in key business centers around the world and own numerous manufacturing plants. ICC has exercised all of its options and certain of the related preemptive rights and currently owns an aggregate of 19,635,894 shares of Common Stock, representing approximately 66.5% of the Company's outstanding Common Stock. In fiscal 1996, the Company sold 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock to ICC. Such shares of preferred stock are convertible into common stock at the election of the holder after 36 months from issuance. In addition, the Company purchases certain raw materials from ICC and leases equipment from ICC, or its affiliates. See "Certain Relationships and Related Transactions."

PRODUCTS

          Currently, the Company markets more than 120 different types of Generic OTC Products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen, acetaminophen and, commencing in February 1997, naproxen sodium), cough-cold preparations, sinus/allergy products and gastrointestinal relief products. The Company is the second largest private label manufacturer of solid dose OTC analgesics in the U.S. retail market. In the fiscal years ended June 30, 1997, 1996 and 1995, sales of ibuprofen accounted for 38%, 41%, and 41%, respectively, of the Company's total revenues.

          Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and the Company believes, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. The Company manufactures Generic OTC Products which it believes are chemically and therapeutically equivalent to such brand name products as Aleve(R), Anacin(R), Tylenol(R), Bufferin(R), Ecotrin(R), Motrin(R), Advil(R), Excedrin(R), Sominex(R), Maalox(R), Sudafed(R), Comtrex(R), Sinutab(R), Dristan(R), DimetapP(R), Dexatrim(R), Dramamine(R), Actifed(R), Benadryl(R) and Allerest(R), among others.1


 1 Such brand names, and other brand names mentioned herein, are registered marks of companies unrelated to PFI, unless otherwise noted.


          The Company has negotiated an alliance with A&S Pharmaceutical Corporation pursuant to which A&S's complete range of aspirin products will be made available to the Company's customers. This will enable the Company to satisfy demand in a growth segment driven largely by the therapeutic benefits of aspirin-based products for cardiovascular patients.

MANUFACTURING

          In order to manufacture Generic OTC Products, the Company acquires raw materials from suppliers located in the United States and abroad, including ICC, an affiliate of the Company. During the fiscal year ended June 30, 1997, the Company purchased from ICC $1,226,000 of raw materials.

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

CUSTOMERS

          The Company's customers consist of over 50 retailers (including major national and regional drugstore, supermarkets and mass-merchandise chains), wholesalers, distributors, and brand-name pharmaceutical companies. For fiscal 1997, 1996 and 1995, respectively, sales to retail drug and supermarket chains and mass merchandisers accounted for approximately 84%, 85% and 80% of the Company's sales, bulk sales to wholesalers and distributors accounted for approximately 10%, 13% and 14%, of the Company's sales and sales to brand-name pharmaceutical companies accounted for approximately 6%, 2% and 6%, of the Company's sales. All of these sales consisted of products which the Company's customers sell under their own store brand or other labels.

          Sales to Revco accounted for $12,950,000 (17%), $11,078,000 (20%) and
$14,536,000 (25%) of the Company's net sales for fiscal 1997, 1996 and 1995, respectively. (In May 1997, Revco merged with CVS.) Sales to Walgreens were $10,685,000 (14%), $7,609,000 (14%) and $8,373,000 (14%) for fiscal 1997, 1996 and 1995, respectively. Sales to Costco were $9,162,000 (12%), $6,508,000 (12%)
and $6,892,000 (12%) for fiscal 1997, 1996 and 1995, respectively.

          Other retail customers include American Stores, a grocery chain; AmeriSource, a drug wholesaler; BJ Wholesale Club, a warehouse discounter; Eckerd, a drug store chain; Family Dollar, a discount chain; Fleming Cos., a food wholesaler; H.E. Butt, a food chain; Kmart, a mass merchandise chain; Pathmark Stores, a grocery store chain; Rite Aid, a drug store chain; Super Valu, a food wholesaler; Wakefern/Shoprite, a grocery store co-op; and Winn-Dixie, a grocery store chain.

          The amounts of backlog orders at the end of fiscal 1997 and 1996 were not significant. International sales are not significant at this time.

SALES AND MARKETING

          The Company has 13 employees in sales and customer service. This staff and 25 independent brokers sell the generic OTC pharmaceutical products and the marketing services of the Company to current and potential customers. There currently are five account teams servicing different geographic areas of the U.S., each headed by a sales director who works with a marketing director, a customer service representative and a management information systems specialist. A team is assigned to each retail account to service that account, including making marketing recommendations to help those customers build their store brand business.

          The Company has 12 employees in marketing and graphic design who work with customers to develop and execute customized marketing programs directed at selling consumers on the therapeutic benefits of the OTC pharmaceutical store brands products.

RESEARCH AND DEVELOPMENT; PRODUCTS IN DEVELOPMENT

          The Company engages in a research and development program which seeks to develop and gain regulatory approval of products which are comparable to national brand products under the FDA OTC Drug Monograph status or the RX/OTC switch status. The Company has also recently engaged in R&D efforts related to certain prescription ("ethical") products and is exploring potential acquisition candidates or joint ventures to facilitate its entry into other drug categories.

          The Company maintains a staff of five employees in its product development department, as well as other support staff to assist its customers. The Company's research and development activities are primarily related to the determination of the formula and specifications of the product desired by a customer, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (I.E. tablet, caplet or capsule) and its packaging, as well as costs related to new products in development including costs associated with regulatory approvals. The Company's research and development expenditures in fiscal 1997, 1996 and 1995 were $867,000, $790,000 and $1,488,000, respectively.
The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what generic products are coming off patent in the near future and whether or not such products are appropriate for development by the Company. The decrease of $698,000 between 1995 and 1996 was due to the fact that research projects were not being performed at the same rate as in the prior fiscal year. Expenditures in one year are not necessarily indicative of expenditures in future years. The Company expects to spend in fiscal 1998 nearly double the amount expended in fiscal 1997 on research and development activities consistent with its goal of continually increasing the Company's product line.

          In October 1993, the Company entered into an agreement with Farmacon, Inc. ("Farmacon"), the owner of certain proprietary information and technology relating to sucralfate tablets used for the treatment of ulcers, pursuant to which Farmacon and the Company agreed to develop sucralfate tablets. The contract grants the Company certain exclusive manufacturing, marketing and distribution rights with respect to such product in both the ethical and OTC markets. The agreement (which expires ten years after approval by the FDA of distribution of the product subject to certain rights to extend the agreement) provides that the cost of all clinical studies and the cost of obtaining regulatory approval will be borne by Farmacon, while the costs of raw materials and components used to produce clinical batches and to produce the product after regulatory approval will be borne by the Company. The Company has agreed, however, to contribute $600,000 (all of which has been contributed through the fiscal year 1997) to the development and approval process based on certain benchmarks as defined in the agreement. The parties further agreed that any "product profit" (as defined in the agreement) will be distributed 75% to Farmacon and 25% to the Company. An ANDA for the product was filed with the FDA in October 1996. This will be the Company's first entry with the generic prescription market if the ANDA is approved.

          The Company, in connection with ICC, is developing the OTC version of a cimetidine based H2 antagonist, for the relief from heartburn, acid indigestion and sour stomach. An ANDA for this product was filed with the FDA in October 1996. If an ANDA is approved, sales could not commence before June 1998, when the marketing exclusivity on the brand name equivalent expires.

          Cimetidine and sucralfate will be, if approved, the Company's first major entries into the gastrointestinal category. FDA approvals of ANDA's generally take 18 to 24 months to obtain and there can be no assurance that the Company's ANDA's will be approved.

ENVIRONMENTAL MATTERS

          The prior owner of the Company's Edison, New Jersey manufacturing facility, Revco, has conducted a soil and groundwater cleanup of such facility, under the New Jersey Industrial Site Recovery Act ("ISRA"), as administered by the New Jersey Department of Environmental Protection ("NJDEP"). NJDEP has determined that the soil remediation was complete and has approved the groundwater remediation plan, subject to certain conditions. Revco began operating a groundwater remediation treatment system in 1995. Although Revco/CVS is primarily responsible for the entire cost of the cleanup, the Company guaranteed the cleanup. In addition, the Company agreed to indemnify the owner of the facility under the terms of the 1989 sale lease-back. If Revco/CVS defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco/CVS, the Company may be required to make payment therefor. The likelihood of Revco/CVS, being unable to satisfy any claims which may be made against it in connection with the facility, however, are remote in the opinion of the Company. Accordingly, the Company believes that it will not have to bear any costs associated with remediation of the facility and it will not need to make any material capital expenditures for environmental control facilities.

GOVERNMENTAL REGULATION

          Pharmaceutical companies are subject to extensive regulation by the Federal government, primarily by the FDA, under the Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations. These regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising and promotion of the Company's drug products. Failure to comply with FDA and other governmental requirements can result in a variety of adverse regulatory actions, including but not limited to the seizure of company products, demand for a product recall, total or partial suspension of manufacturing/production, refusal by FDA to approve new products, and withdrawal of existing product approvals.

          The FDA requires all pharmaceutical products to be proven safe and effective before they may be commercially distributed in the United States. In order to prove the safety and efficacy of most pharmaceutical products, pharmaceutical companies are often required to conduct extensive preclinical (animal) and clinical (human) testing. Such testing is extensively regulated by the FDA.

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

          Some drug products (generic drug products) are capable of being approved for marketing by FDA via the ANDA process. An ANDA is submitted to FDA in order to demonstrate that a drug product is "bioequivalent" to a drug product that has already been approved by FDA for safety and effectiveness (i.e. an "innovator" drug product). Unlike an NDA, an ANDA is not required to contain evidence of safety and effectiveness. Rather, ANDAs for orally administered dosage forms typically contain "bioavailability" studies to demonstrate "bio-equivalence." Other dosage forms such as parenterals and topicals may have different requirements. As with NDAs, the filing of an ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

          The current regulatory framework that governs generic drug approvals via the ANDA process was enacted in 1984 and is commonly known as the "Waxman-Hatch Act." Under the Waxman- Hatch Act, companies are permitted to conduct studies required for regulatory approval notwithstanding the existence of patent protection relevant to the substance or product under investigation. Thus, "bioavailability" studies for a generic drug product may be conducted regardless of whether the related "innovator" product has patent protection.

          A company generally may file an ANDA application with the FDA at any point in time - with certain exceptions, however, such as when an "innovator" drug product was granted five years of "marketing exclusivity" under the Waxman-Hatch Act. In such case, the ANDA application may not be filed with FDA until the five years of "marketing exclusivity" have expired. Such prohibition on filing does not apply, however, if the period of marketing exclusivity is three years.

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

          Many OTC drug monographs have not yet been finalized. The FDA generally permits the marketing of OTC drug products that conform to the proposed requirements of a non-final monograph. The FDA also permits the marketing of OTC products that do not conform to a non-final monograph subject to certain limitations. Normally, such products may be marketed, pending the effective date of the applicable final OTC drug monograph, if they are substantially similar to OTC drug products that were marketed OTC in the United States prior to December 4, 1975.

          If the final drug monographs require the Company to expend substantial sums to maintain FDA compliance, the Company could be materially, adversely affected. In the past, the Company's Generic OTC Products (with the exception of ibuprofen) have not required approval of NDAs or ANDAs. Certain products under development, however, require such approvals (see "Products - Products in Development"). The FDA has approved ANDA's in 200 mg., 300 mg., 400 mg., 600 mg. and 800 mg. dosage strengths for the Company's ibuprofen product (although, at present, the Company sells its ibuprofen products in the 200 mg. strength only). The Company has also obtained FDA approval of certain different colors and shapes for its 200 mg. ibuprofen product. The Company's naproxen sodium product received ANDA approval in 1997.

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

          The Company believes that it is currently in compliance with FDA regulations. However, in anticipation of more stringent and extensive requirements by FDA, the Company has undertaken a major renovation and upgrade of its manufacturing plant. The Company believes that these improvements, which were substantially completed in June 1996 at a cost of approximately $4,500,000, will help the Company satisfy both present and future FDA regulations and guidelines as well as facilitate the Company's ability to produce state-of-the-art products for its customers.

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

PATENTS AND TRADEMARKS

          Allerfed(R), Leg Ease(R) and Health+Cross(R) are federally registered trademarks owned by the Company. To the extent that the Company's packaging and labeling of its Generic OTC Products may be considered similar to the brand name products to which they are comparable, and to the extent that a court may determine that such similarity may constitute confusion over the source of the product, the Company may be subject to legal actions under state and Federal statutes and case law to enjoin the use of the packaging and for damages. While the Company holds certain manufacturing, marketing and patent rights to an oral stabilized soluble sodium aspirin in powder and tablet form, the Company does not intend to engage in development or marketing activities with respect to this product.

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

COMPETITION

          The Company competes not only with numerous manufacturers of generic OTC products, but also with brand name drug manufacturers, most of which are well known to the public. In addition, the Company's products compete with a wide range of products, including well-known name brand products, almost all of which are manufactured or distributed by major pharmaceutical companies. Some of the Company's competitors, including all of the manufacturers and distributors of brand name drugs, have greater financial and other resources than the Company, and are therefore able to expend more effort than the Company in areas such as product development and marketing. The crucial competitive factors are price, product quality, customer service and marketing. Although the Company believes that its present equipment and facilities render its operations competitive as to price and quality, many competitors may have far greater resources than those of the Company, which may enable them to perform high quality services at lower prices than the services performed by the Company. Additionally, some of the Company's customers may acquire the same equipment and technology used by the Company and perform for themselves the services which the Company now performs for them.

EMPLOYEES

          As of August 20, 1997, the Company employed approximately 348 full-time employees. Of such employees, 229 are engaged in manufacturing activities and are covered by a collective bargaining agreement between the Company and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey ("Local 522"), which expires on October 24, 1998. Additionally, 5 of the Company's employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. As of August 20, 1997, the Company had 25 persons employed in sales and marketing, 49 administrative and operational employees and 40 laboratory technicians and scientists. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The executive officers of the Company as of September 15, 1997 are set forth below:

              NAME                                   POSITIONS

              Charles E. LaRosa                  President; Chief Executive
                                                     Officer; Director

              Brian W. Barbee                    Vice President, Scientific
                                                     Affairs

              David Belaga                       Vice President, Marketing

              Victor Biller                      Vice President, Operations

              Anthony Cantaffa                   Vice President, New Business
                                                     Development

              George Chin                        Vice President, Sales

              Frank Marchese                     Vice President, Finance;
                                                     Chief Financial Officer;
                                                     Treasurer; Secretary

          The business experience of the Company's Executive Officers who are not Directors is set forth below; for the business experience of Executive Officers who are Directors, see Part III below:

          BRIAN W. BARBEE, age 47, has been Vice President of Scientific Affairs since December 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory, between January 1993 and December 1995; such position was made an executive office of the Company in September 1995. He joined the Company in 1978 and became Director of Quality Assurance in December 1982 and Director of Regulatory Affairs in May 1988.

          DAVID BELAGA, age 41, has been Vice President, Marketing since April 1996. Prior thereto he was a Senior Product Manager in marketing with American Home Food Products, a subsidiary of American Home Products Corporation (1995-1997) and Block Drug (1986-1994) and an Assistant Brand Manager at Pepsi-Cola Co. (1985-86).

          VICTOR BILLER, age 52, has been Vice President, Operations since July 1997. Prior thereto he was Group Manager Engineer at Johnson & Johnson's McNeil Consumer Products Company since 1988.

          ANTHONY CANTAFFA, age 54, has been the Company's Vice President, New Business Development since September 1997. He was Vice President, Mergers & Acquisitions from August 1995 until September 1997, Chief Financial Officer and Treasurer from 1988 until August 1990 and from April 1991 to August 1995 and Chief Operating Officer from 1988 until May 1995.

          GEORGE CHIN, age 44, has been Vice President, Sales since 1991; such position was made an executive office of the Company in September 1995. Mr. Chin was Field Sales Manager from 1989 until 1991. Prior to joining the Company, he was National Account Manager of Perrigo Company, a store brand health and beauty aids manufacturer, from 1986 to 1989 and District Supervisor of Beecham Products.

          FRANK MARCHESE, age 42, has been Vice President, Finance, Chief Financial Officer and Treasurer since September 1995 and Secretary since April 1996. He was Vice President, Finance and Administration of the Company's subsidiary Private Formulations, Inc. from October 1992 until June 1995 when it was merged into the Company. Mr. Marchese was formerly Vice President, Finance of Primex Plastics, Inc., a subsidiary of ICC Industries Inc., from August 1989 to September 1992. Mr. Marchese is a licensed Certified Public Accountant.

ITEM 2.  PROPERTIES

          The Company leases approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease which expires in 2004. The Company has two five-year renewal options. The monthly rental is currently $139,000 per month and will increase on each 30th month after February 1997 by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, the Company is obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain ISRA obligations and maintain certain minimum insurance protection.

          In March 1995, the Company entered into a ten-year lease for a 91,200 square foot building located adjacent to its present manufacturing facility. The Company has two five-year renewal options. Rent payments are $26,600 per month for the first five years and $28,500 per month for the balance of the initial ten-year term. In addition, the Company is obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain ISRA obligations and maintain certain minimum insurance protection.

          The Company believes that both of these facilities provide the potential for increased expansion of manufacturing capacity, if necessary.

ITEM 3. LEGAL PROCEEDINGS

          CLAIMS RELATED TO MAX TESLER. On July 3, 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the estate is seeking an award of not less than $5,500,000 in compensatory damages, not less than $10,000,000 in punitive damages and such number of shares of common stock of the Company as would equal 10% of the total number of shares. For claimed tortuous conduct, the estate is seeking not less than $20,000,000 for intentional infliction of emotional distress and no less than $10,000,000 for PRIMA FACIE tort. The estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions. The claimed breaches of contract include failure to pay (a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control as defined in the agreements with Dr. Tesler with the election of a new Board of Directors at the November 1996 annual meeting and (c) death benefits. The children and a former spouse of Dr. Tesler have also raised certain claims for compensation arising out of the death of Dr. Tesler, which such claims are substantially duplicative of those asserted by the estate of Dr. Tesler.

          With respect to the claim for continuing salary, the Company has asserted counterclaims which the Company has, which exceed the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change-of-control and death benefit provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims. It is also the Company's position that certain provisions of the warrants issued to Dr. Tesler were not as agreed and authorized. Specifically, the warrants should have been in the same format as other warrants issued in the same time period, and were to include antidilution provisions consistent with traditional warrants that are customary both for the Company and for such warrants, and that the warrants should proportionately adjust in the case of a reverse stock split or similar recapitalization of the Company.

          In December 1995, the Company accrued the continuing salary due to Dr. Tesler for the period through December 1998. It has not made provision for any of the other amounts claimed, nor has it accrued any amounts due from the estate. As noted above, the Company believes that the unreserved- for claims by the estate are without merit and that the Company has valid offsetting claims. The Company intends to vigorously defend against the arbitration claim and to prosecute its claims against the estate.

          ROSENBLUM V. PFI. In 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by Marvin Rosenblum, seeking $3,500,000 in damages and other relief for claimed breach of an alleged employment agreement. The Company has interposed counterclaims for fraud and related claims and seeks damages in the amount of $5,000,000. As a result of plaintiff's poor physical condition, the matter was transferred to the "inactive" trial and no further action will be taken by either party unless the plaintiff seeks to restore the matter to the active trial calendar.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the over-the-counter market (OTC Bulletin Boardsm, Pink Sheetstm symbol: PHFR). Trading to date has been limited and there can be no assurance that an active trading market will ever develop for the Common Stock. As of September 15, 1997, there were 1,558 holders of record of the Company's Common Stock. The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported by National Quotation Bureau. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.


                                                HIGH BID             LOW BID

Fiscal Year Ended June 30, 1996
         First Quarter..................          $11/16              $9/16
         Second Quarter.................           21/32              13/32
         Third Quarter..................           19/32               7/16
         Fourth Quarter.................           13/16               7/16

Fiscal Year Ended June 30, 1997
         First Quarter...................          1 3/16             11/16
         Second Quarter..................          1                  25/32
         Third Quarter...................          1                  11/16
         Fourth Quarter..................          1 3/16               5/8

Fiscal Year Ending June 30, 1998
First Quarter (through September 15, 1997)          25/32             9/16


          The high bid and low asked price of the Common Stock on September 15, 1997, as reported by the National Quotation Bureau, were $25/32nds and $13/16ths, respectively. On such date, there were approximately 4,700 beneficial holders of the Common Stock.

          The Company has never paid any dividends on its Common Stock. The Company anticipates that, for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid. Further, the Company's agreement with its institutional lender prohibits the payment of dividends without the lender's consent. Also, dividends, if any, must first be paid on Preferred Stock to the extent in arrears prior to payments of any common stock dividend.

ITEM 6. SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended June 30, 1997 are derived from the consolidated financial statements of Pharmaceutical Formulations, Inc. and its subsidiaries, which financial statements have been audited by BDO Seidman, LLP, independent public accountants, whose report relating to the consolidated financial statements for the three years ended June 30, 1997 appears in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                                                  YEARS ENDED JUNE 30,
                                               1997         1996          1995         1994         1993
                                               ---------------------------------------------------------
                                                      (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:

         Gross sales                          $75,013      $57,572       $62,427      $57,386      $46,413
         Net sales                             71,117      54,327         59,107       55,330       44,848
         Net income (loss)                      1,332      (3,465)         2,046        2,211        1,706
         Net income (loss) per share
           of Common Stock:
             Primary                              .04        (.12)          .07           .08          .09
             Fully diluted                        .04        (.12)          .06           .07          .06
         Weighted average common
             and common equivalent
             shares outstanding1:
             Primary                           30,420      29,412        30,023        29,361       19,826
             Fully diluted                     36,243      29,412        32,520        32,350       26,522

------------------------
1 See Note 2 of Notes to Consolidated Financial Statements as to the calculation of weighted average common and common equivalent shares outstanding.



                                                                         JUNE 30,
                                                1997          1996          1995         1994         1993
                                                ----------------------------------------------------------
                                                                     (in thousands)
BALANCE SHEET DATA:

         Current assets                       $29,939      $21,823       $24,759      $21,076     $ 15,071
         Current liabilities                   18,550       13,895        12,587       10,811        7,223
         Working capital                       11,389        7,928        12,172       10,265        7,848
         Total assets                          48,734       39,661        40,456       33,745       24,983
         Long-term debt and
           long-term capital
           lease obligations                   28,734       25,752        26,938       24,210       21,875
         Stockholders' equity (deficit)         1,077         (411)          454       (1,805)      (4,696)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT JUNE 30, 1997

          At June 30, 1997, the Company had working capital of $11,389,000 as compared to $7,928,000 in the prior year. The increase of $3,461,000 is due to the net income for the fiscal year ended June 30, 1997, and an increase in borrowing from the Company's institutional lender to finance the growth in accounts receivable and inventory. The increase in working capital includes increases in accounts receivable ($406,000) and inventory ($7,988,000) offset by increases in accounts payable of $4,999,000. The increase in accounts receivable is due to the higher sales. The increase in inventories is necessary to support the customer service requirements of the new customers obtained by the Company and the increased sales to current customers.

          The Company received $1,232,000 cash from operations in fiscal 1997. These funds, along with proceeds from the line of credit were used to purchase property and equipment of $2,007,000 and pay debt of $2,968,000.

          Capital expenditures for the fiscal year ended June 30, 1997 were $3,544,000. Such expenditures relate primarily to the continuing upgrade of the manufacturing equipment and plant facilities.

          The Company has a $17,500,000 asset-based line of credit with an institutional lender. At June 30, 1997, the company has $1,958,000 of unused availability under this agreement. The line of credit expires February 4, 1999, and bears interest of 1 1/4% above the prime lending rate (currently 8.5%). The Company intends to refinance this loan as it has done in the past by extending the debt agreement or initiating a new loan agreement with another financial institution and the Company does not expect any problems in obtaining such extension or replacement financing. See Note 5 to the financial Statements.

          The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from April 8, 1996, through June 30, 1997 (totaling $250,000), have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid.

          The Company has a deferred tax asset of $2,144,000, before the valuation allowance, at June 30, 1997, which consists of future tax benefits of net operating loss carryforwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of $790,000 at June 30, 1997. The benefits of net operating loss carryforwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time due to the Company's inconsistent operating results in the past. Accordingly, a valuation allowance of $1,354,000 was recorded at June 30, 1997 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the company.

          The Company continues to take steps to increase sales and reduce costs to improve operating results and increase profitability. The Company intends to add an estimated $3,000,000 of capital equipment in the fiscal year ending June 30, 1998 to increase manufacturing capacity and reduce costs. The Company intends for these capital lease to be financed through ICC or other parties. While the company has in the past had no difficulty in obtaining capital lease financing or meeting working capital needs, there can be no assurance the Company will obtain the capital lease financing or meet working capital needs in the future.

RESULTS OF OPERATIONS FOR FISCAL 1997 COMPARED TO FISCAL 1996

          Gross sales for the fiscal year ended June 30, 1997, were $75,013,000 compared to $57,572,000 in the prior fiscal year. This increase of $17,441,000 or 30.3% is the result of new customers obtained by the Company and increased sales to existing customers. All three sectors of the Company's business - private label (store brand), bulk and contract manufacturing had an increase in sales as compared to the prior period.

          Sales discounts and allowances were $3,896,000, or 5.2% of sales, in the fiscal year ended June 30, 1997, as compared to $3,245,000, or 5.6% of sales, in the prior fiscal year.

          Three customers each represent over 10% of the Company's sales for the fiscal year ended June 30, 1997. These three customers are Revco, Walgreens and Costco. Net sales to these three customers were $32,797,000 (46.1%) as compared to $25,195,000 (46.4%) in the prior fiscal year. Revco merged with CVS in May 1997.

          Cost of sales as a percentage of net sales was 75.9% as compared to 82.1% in the prior fiscal year. The decrease in the cost of sales as a percentage of net sales is due to the higher sales volume, improved manufacturing efficiencies and overall cost containment.

          Selling, general and administrative expenses were $10,325,000 as compared to $9,143,000 in the prior fiscal year. The increase of $1,182,000 is mainly a result of increase marketing, selling and distribution costs to continually expand the customer and product base.

          Research and development costs were $867,000 in the fiscal year ended June 30, 1997, as compared to $790,000 in the prior fiscal year. The increase of $77,000 represents increased expenditures on research and development to develop new products. The Company expects to spend significantly more funds on research and development in fiscal year ending June 30, 1998, as compared to fiscal year ended June 30, 1997.

          Interest and other expenses were $3,754,000 as compared to $3,511,000 in the prior fiscal year. The increase of $243,000 is mainly a result of increased borrowing to support higher accounts receivable and inventory requirements for the increased sales.

          Income tax expense was $882,000 in the fiscal year ended June 30, 1997, as compared to an income tax benefit of $911,000 in the prior fiscal year.

          Net income was $1,332,000, or $.04 per share, in fiscal year ended June 30, 1997, as compared to a net loss of $3,465,000, or $.12 per share, in the prior fiscal year.

          The Company continues to take steps to increase sales and reduce costs to increase the profitability of the Company. As noted earlier, one of the Company's largest customers, Revco, merged with CVS in May of 1997. Preliminary information indicates that sales and profits with the merged entity will be lower than the Company's previous sales and profits with Revco. The steps the Company is taking to reverse the possible negative effect of the Revco/CVS merger include: (a) adding customers and products to the current business to increase sales volume, (b) continued material costs reductions and other cost-saving measures as well as other actions to improve profitability. There can be no assurance that such actions will be successful in maintaining or improving the profitability of the Company.

RESULTS OF OPERATIONS FOR FISCAL 1996 COMPARED TO FISCAL 1995

          Revenues for the fiscal year ended June 30, 1996, were $57,572,000 compared to $62,427,000 in the prior fiscal year. This decrease of $4,855,000, or 7.8%, is the result of reductions in the private label (store brand), bulk and contract manufacturing sectors of the business. The majority of the reduction in private label (store brand) is the result of a reduction in purchases by Revco for which the prior year period included increased sales to fill start-up requirements for a new acquisition by Revco. In addition, a major contract manufacturing project from the prior fiscal year did not continue at the same rate in the current year.

          Three customers each represent over 10% of the Company's sales for the fiscal year ended June 30, 1996. These three customers are Revco, Walgreen and Costco. Net sales to these three customers were $25,195,000 (46.4%) as compared to $29,801,000 (50.4%) in the prior year.

          Sales discounts and allowances were $3,245,000 in the fiscal year ended June 30, 1996, as compared to $3,320,000 in the prior fiscal year.

          Cost of sales was 82.1% for the fiscal year ended June 30, 1996, as compared to 76% in the prior fiscal year. The increase in cost of sales as a percentage of sales is due to the lower sales volume, especially in the bulk and contract manufacturing sectors which traditionally have lower cost of sales percentages than the private label (store brand) sectors. In addition, there were increases in certain operating costs such as raw materials and labor rates.

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

          Research and development costs were $790,000 in the fiscal year ended June 30, 1996, as compared to $1,488,000 in the prior fiscal year. The decrease of $698,000 is due to research projects which were not being performed at the same rate as the prior fiscal year.

          Interest and other expenses were $3,511,000 in the fiscal year ended June 30, 1996, as compared to $3,447,000 in the prior fiscal year.

          The Company recorded an income tax benefit of $911,000, the majority of which relates to the carryback of the current year net operating losses to the prior three years to recover federal income taxes paid in prior years, offset by an increase in the valuation allowance for deferred income taxes.

          Net loss for the fiscal year ended June 30, 1996, was $3,465,000, or $.12 per share, compared to net income of $2,046,000, or $.07 per share, in the prior fiscal year.

EFFECTS OF INFLATION

          The Company does not believe that inflation had a material effect on its operations for the fiscal years ended June 30, 1997, 1996 or 1995, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED JUNE 30, 1997 FOR PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

         Report of Independent Certified Public Accountants          F-1

         Consolidated Financial Statements

             Balance Sheets at June 30, 1997 and 1996                F-2

             Statements of Operations for the Years
             Ended June 30, 1997, 1996 and 1995                      F-3

             Statements of Changes in Stockholders'
             Equity  (Deficiency) for the Years Ended
             June 30, 1997, 1996 and 1995                            F-4

             Statements of Cash Flows for the
             Years Ended June 30, 1997, 1996 and 1995                F-5

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

         Schedule II - Valuation and Qualifying Accounts            F-23

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

                  None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          See "Executive Officers of the Registrant" in Part I regarding the executive officers of the Company who are not directors. The directors of the Company as of September 15, 1997 are set forth below:

              NAME                                   POSITION

              John L. Oram                       Chairman of the Board

              Charles E. LaRosa                  President; Chief Executive
                                                     Officer; Director

              Ray W. Cheesman                    Director

          Directors serve from when elected to the next annual meeting of stockholders. All directors will serve until the 1997 annual meeting of stockholders. ICC has advised the Company that it plans to nominate members to the Company's Board of Directors from time to time, in accordance with the laws of the State of Delaware and the by-laws of the Company.

          The business experience of the Company's directors is as follows:

          RAY W. CHEESMAN, age 66, has been a director of the Company since July 1993, and has been a consultant to KPMG Peat Marwick, LLP, an international accounting firm from 1987 through June 1996. Prior thereto, Mr. Cheesman was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

          CHARLES E. LAROSA, age 55, has been a director of the Company and President and Chief Executive Officer since December 1995. For the five years prior thereto he was President of American Home Food Products, subsidiary of American Home Products Corporation.

          JOHN L. ORAM, age 53, has been a director of the Company since July 1993. Mr. Oram was appointed Chairman of the Board in December 1995. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, an affiliate of the Company, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. Since 1980, Mr. Oram has been a director of Electrochemical Industries (1982) Ltd. ("EIL") (formerly known as Electrochemical Industries (Frutarom) Ltd., an Israeli subsidiary of ICC listed on the Tel-Aviv and American Stock Exchanges, engaged in the manufacture and distribution of chemical products. From May 1996, Mr. Oram has been a director of Frutarom Industries Limited, a company spun-off from EIL and listed on the Tel-Aviv Stock Exchange engaged in the flavor and fragrance industry.

COMPENSATION OF DIRECTORS; BOARD MEETINGS

          Members of the Board of Directors who are not employees of the Company or representatives of ICC are compensated at the rate of $2,500 per year, plus $500 for each meeting attended. Members are also paid for special projects undertaken on behalf of the Company and for actual expenses incurred in connection with their attendance at Board and Committee meetings.

          The Company's Board of Directors met four times during Fiscal 1997. All of the directors attended at least 75% of the meetings of the Board and committees of which they are members in Fiscal 1997.

BOARD COMMITTEES

          The Board of Directors has Audit and Compensation Committees but does not have any Nominating Committee. The Board also appoints the members of the Stock Option Committee constituted under the Company's 1994 Stock Option Plan. The sole member of the Audit Committee is Ray W. Cheesman. The members of the Stock Option Committee are Ray W. Cheesman and John L. Oram. The members of the Compensation Committee are Ray W. Cheesman, Charles E. LaRosa and. John L. Oram.

          The Audit Committee reviews the findings and reports of the independent certified public accountants and makes recommendations, relating to the accounting controls, audit and financial statements of the Company. It met two times in Fiscal 1997. The Compensation Committee reviews compensation issues; approves salaries, reviews benefit programs for the executive officers; reviews and recommends incentive compensation (including stock compensation) plans; and approves any employment contracts with, or other contractual benefits for, executive officers. It met two times in Fiscal 1997. The Stock Option Committee makes awards under, prescribes rules for and interprets the provisions of the Company's 1994 Stock Option Plan. It met two times during Fiscal 1997.

ITEM 11.  EXECUTIVE COMPENSATION

          This section of the Form 10-K discloses Fiscal 1997 plan and non-plan compensation awarded or paid to, or earned by, the (i) Company's Chief Executive Officer ("CEO") and (ii) the Company's four most highly compensated executive officers other than the CEO who were serving as executive officers at June 30, 1997, to the extent that salary and bonuses exceeded $100,000 (together, these five persons are sometimes referred to as the "Named Executives").

                           SUMMARY COMPENSATION TABLE

          The following table contains compensation data for the Named Executives for the most recent three fiscal years:

Annual Compensation                                                                   Long-Term Compensation
                                                                             Awards                   Payouts

Name and                                                  Other          Restricted      Securities
Principal Position                                        Annual           Stock         Underlying        LTIP         All Other
                                    Salary    Bonus     Compensation       Awards          Options        Payouts     Compensation
                      Year            $        $             $               $                #              $              $
Charles E. LaRosa      1997        $262,000   $100,000       ---            ---             75,000          ---           ---
President and          1996         110,000     ---          ---          $19,000          105,000          ---           ---
Chief Executive        1995           ---       ---          ---            ---               ---           ---           ---
Officer1

David Belaga           1997         127,000     19,000       ---            ---              7,000          ---           ---
Vice President,        1996          21,000      ---         ---            ---               ---           ---           ---
Marketing              1995           ---        ---         ---            ---               ---           ---           ---

Anthony Cantaffa,      1997         135,000      5,000       ---            ---              5,000         ---            ---
Vice President of      1996         145,000      ---         ---            ---                ---          ---           ---
New Business           1995         145,000      ---         ---            ---             85,000         ---            ---
Development

George Chin            1997         160,000     40,000       ---            ---             12,000         ---            ---
Vice President,        1996         140,000     30,000       ---            ---                ---          ---           ---
Sales2                 1995           ---        ---         ---            ---                ---          ---           ---

Frank Marchese         1997         111,000     22,000       ---            ---             20,000         ---            ---
Vice President;        1996         106,000      ---         ---            ---                ---          ---           ---
Chief Financial        1995           ---        ---         ---            ---                ---          ---           ---
Officeer; Secretary
and Treasurer2

-------------------------
1  Mr. LaRosa was elected President in December 1995
2 The positions occupied by such individuals were not considered executive offices until Fiscal 1996.



                          OPTION GRANTS IN FISCAL 1997

          The following table contains information concerning the grant of stock options to the Named Executives during Fiscal 1997 (the Company has no outstanding stock appreciation rights - "SARs" and granted no SARs during Fiscal
1997):

                                                  Individual Grants

                           Number of      Percent of Total                                   Potential Realizable Value at
                          Securities          Options                                        Assumed Annual Rates of Stock
                          Underlying        Granted to         Exercise                          Price Appreciation for
                            Options        Employees in          Price        Expiration              Option Term1
Name                        Granted         Fiscal Year        ($/Share)2        Date              5%($)             10%($)

Charles E. LaRosa           75,000              25%              $.84            11/01           $6,000            $24,000

David Belaga                 7,000               2%              $.84            11/01              560              2,240

Anthony Cantaffa             5,000               2%              $.84            11/01              400              1,600

George Chin                 12,000               4%              $.84            11/01              960              3,840

Frank Marchese              20,000               7%              $.84            11/01            1,600              6,400

--------------------
1 Executives may not sell or assign any option grants, which have value only to the extent of stock price appreciation, which will benefit all stockholders commensurately. The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. The
     Company did not use an alternate formula for a grant date valuation as it is not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.
2 The exercise price is equal to or higher than the fair market value of the Company's Common Stock on the date of the grant.

                         AGGREGATED OPTION EXERCISES AND
                  FISCAL YEAR-END OPTION VALUES IN FISCAL 1997

          No options were exercised by any executive officer of the Company during Fiscal 1997. The following table sets forth information with respect to the Named Executives concerning unexercised options held at fiscal year-end:




                                                                Number of Unexercised              Value of Unexercised
                                                               Securities of Underlying            In-the-Money Options
                                                                 Options at 6/30/97                   at 6/30/97($)1

                            Shares           Realized
                          Acquired on         Value
Name                      Exercised(#)         ($)          Exercisable      Unexercisable      Exercisable       Unexercisable
Charles E. LaRosa             ---              ---           105,000            75,000           $13,800             $0
David Belaga                  ---              ---            25,000             7,000             6,000              0
Anthony Cantaffa              ---              ---           111,800             7,000             5,896              0
George Chin                   ---              ---            70,550            12,000             5,896              0
Frank Marchese                ---              ---            40,000            20,000                 0              0

--------------------

1 Market value of underlying securities at year end, as applicable, minus the exercise price. The high bid and low asked prices on the OTC Bulletin Board on June 30, 1997, were $13/16 and $5/8 respectively. Certain options are excluded since they are Out of the money.

             EMPLOYMENT CONTRACTS AND CHANGE OF CONTROL ARRANGEMENTS

LAROSA EMPLOYMENT AGREEMENT

          Mr. LaRosa entered into an employment agreement with the Company dated April 4, 1996, pursuant to which he agreed to be retained as President and Chief Executive Officer at a salary of $250,000 per year beginning June 7, 1996. Mr. LaRosa was paid $200,000 per annum for the period from December 7, 1995 to June 7, 1996. Mr. LaRosa is entitled to a bonus at the end of each fiscal year based upon Company results and performance, which bonus is at the sole discretion of the Board of Directors with no guaranteed minimum or maximum. Pursuant to such agreement, effective June 7, 1996 he was awarded a grant of 25,000 shares of stock and stock options for 75,000 shares of Common Stock, at $.56 per share, such options being exercisable in full on October 4, 1996 and expiring April 4, 2001. Mr. LaRosa had previously received options for 30,000 shares of Common Stock exerciseable at $.66 per share, such options were exercisable on June 7, 1996 and expire June 7, 2001. Effective January 1, 1997, Mr. LaRosa's salary was increased to $275,000 per annum and he was awarded a grant of 37,202 shares on July 1, 1997. He is also entitled to certain insurance and similar benefits of a customary nature, plus reimbursement of financial planning services up to a maximum of $5,200 per year. Mr. LaRosa's employment may be terminated at any time by the Company upon three months notice, but in such instance he will continue to receive compensation for 12 months from the date on which the Company chooses to cease his employment activities. Mr. LaRosa may terminate his employment upon two weeks notice.

OPTIONS

          Options granted under the Company's 1994 Stock Option Plan include provisions accelerating the vesting schedule in the case of a defined "Change of Control." A "Change of Control" shall be deemed to have occurred if (i) any person or group of persons acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) the beneficial ownership, directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the then outstanding securities of the Company; (ii) during any period of twelve months, individuals who at the beginning of such period constitute the Board of Directors, and any new director whose election or nomination was approved by the directors in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) a person acquires beneficial ownership of stock of the Company that, together with stock held immediately prior to such acquisition by such person, possesses more than 50% of the total fair market value of total voting power of the stock of the Company, unless the additional stock is acquired by a person possessing, immediately prior to such acquisition, beneficial ownership of 40% or more of the Common Stock; or (iv) a person acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) assets from the Company that have a total fair market value equal to or more than one-third of the total fair market value of all of the assets of the Company immediately prior to such acquisition. Notwithstanding the foregoing, for purposes of clauses (i) and
(ii), a Change in Control will not be deemed to have occurred if the power to control (directly or indirectly) the management and policies of the Company is not transferred from a person to another person; and for purposes of clause
(iv), a Change in Control will not be deemed to occur if the assets of the Company are transferred: (A) to a stockholder in exchange for his stock, (B) to an entity in which the Company has (directly or indirectly) 50% ownership, or
(C) to a person that has (directly or indirectly) at least 50% ownership of the Company with respect to its stock outstanding, or to any entity in which such person possesses (directly or indirectly) 50% ownership.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table shows information, as of September 14, 1997, with respect to the beneficial ownership of Common Stock by (i) each director, (ii) each Named Executive, (iii) each person or group known to the Company to own beneficially more than 5% of the outstanding Common Stock, and (iv) all executive officers and directors as a group (the addresses of all the persons named below is c/o Pharmaceutical Formulations, Inc. 460 Plainfield Avenue, Edison, NJ 08818 except for ICC Industries Inc., Dr. John J. Farber and John Oram, whose address is 460 Park Avenue, New York, NY 10022):


Name and Address of                     Amount and Nature of        Percentage
Beneficial Owner                        Beneficial Ownership1        of Class

ICC Industries Inc.                          19,635,894 2               66.5%
Dr. John Farber                              19,635,894 2               66.5%
John L. Oram                                    161,536                     *
Charles E. LaRosa                               184,077 3                   *
Ray W. Cheesman                                 135,000 3                   *
David Belaga                                     27,500 3                   *
Anthony Cantaffa                                182,255 3                   *
George Chin                                     144,695 3                   *
Frank Marchese                                   44,000 3                   *
Officers and
 Directors as a
 Group (9 persons)                              950,313 3                  3%

   ---------------------------
*    Less than 1%.
1 Unless it is stated otherwise in any of the following notes, each holder owns the reported shares directly and has sole voting and investment power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days, including by way of exercise of outstanding options or the conversion of convertible securities which are, or during such 60-day period, become exercisable or convertible.
2 Does not include approximately 3,556,000 shares includable in connection with ICC's limited preemptive rights since such rights are not currently exercisable nor can there be any assumption that they will become exercisable within 60 days after September 14, 1997. Such shares are issuable only upon the issuance by the Company of certain shares to other persons; the issuance of shares to ICC pursuant to the limited preemptive rights is intended to maintain the preexisting equity ownership of ICC of approximately two-thirds of the outstanding shares (excluding shares which ICC may acquire upon conversion of convertible preferred shares). It also does not include any shares which may be issuable upon conversion of outstanding convertible preferred stock since such conversion can not occur until April 8, 1999. Dr. Farber is the majority stockholder of ICC. See "Certain Relationships and Related Transactions."
3 Includes shares of Common Stock subject to stock options exercisable as of September 14, 1997 or within 60 days thereof as follows: Mr. Belaga:
     25,000; Mr. Cantaffa: 111,800; Mr. Cheesman: 75,000; Mr. Chin: 70,550;
     Mr. LaRosa: 105,000; Mr. Marchese: 40,000; and all officers and directors as a group: 468,600.


             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and any exchange on which the Company's securities may be traded. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

          Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that all such filing requirements for the year ended June 30, 1997 were complied with except as follows: Messrs. Belaga, Cantaffa and LaRosa each filed two forms late; Messrs. Barbee, Chin, Marchese and Oram each filed one form late; and ICC Industries Inc. filed three forms (for fiscal 1996) late.


                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH ICC

         OPTION AGREEMENT

          In September 1991, the Company entered into the ICC Option Agreement pursuant to which ICC was granted a series of options to acquire a total of 66.67% of the number of shares of the Company's Common Stock outstanding after the exercise of all options owned by ICC and certain other outstanding options, warrants, rights and convertible securities. All of the options under such agreement have been exercised. As a result of the exercise of certain options, ICC acquired voting control of the Company as of October 1992. The last option was fully exercised in May 1994.

          Under the ICC Option Agreement, ICC was also granted certain preemptive rights (the "Limited Preemptive Rights") at a price equal to the lesser of the exercise price (or conversion price, as the case may be), of certain additional outstanding options, warrants and other rights to purchase shares of Common Stock (the "Convertible Securities") or $.25 (except with respect to certain warrants to purchase 400,000 shares of the Company's Common Stock granted to management in September 1992, to the extent enforceable, in which case the price is $.50). The Limited Preemptive Rights are exercisable for a period of 45 days after the Company sends notice to ICC that shares have been issued in connection with any outstanding Convertible Securities. The Company cannot predict whether any shares will be issued pursuant to the exercise of outstanding Convertible Securities or whether ICC will exercise any resulting preemptive rights.

          In fiscal 1997, ICC exercised preemptive rights for 221,536 shares at $.25 per share, which shares it then sold privately to certain employees of ICC. As of August 20, 1997, ICC owned a total of 19,635,894 shares of the Company's Common Stock, representing approximately 66.5% of the total number of shares outstanding on that date, and it held rights to acquire additional shares under the Limited Preemptive Rights.

          PURCHASE OF PREFERRED STOCK

          Effective April 4, 1996, the Company filed a Certificate of Designations, Preferences and Rights creating 3,000,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"). The holders of Series A Preferred Stock are entitled to a dividend at the lower of $.08 per share or $1.00 times the prime rate of interest at the time of the sale of the Series A Preferred Stock, payable semiannually when declared. Dividends cumulate if not paid and the Company can not declare or pay dividends on any other class of stock until dividends on the Series A Preferred Stock are paid. The holders of Series A Preferred Stock are entitled to a liquidation preference of $1.00 per share. The Company may redeem shares of Series A Preferred Stock at any time at a price equal to the liquidation preference plus accrued and unpaid dividends. Shares of Series A Preferred Stock may be converted at the option of the holder into shares of Common Stock, par value $.08 per share, at any time after 36 months from issuance upon three months prior notice at a rate such that each share of Series A Preferred Stock shall be converted into such number of shares of Common Stock as equals the liquidation preference plus accrued and unpaid dividends, divided by the lower of the current market price (as defined) at the conversion date or $2.00 per share (subject to certain antidilution adjustments). The shares of Series A Preferred Stock are accorded only such voting rights as required by applicable law. The Company, however, may not take certain enumerated action prejudicial to the interest of the holders of Series A Preferred Stock without the approval of the holders of a majority of the Series A Preferred Stock.

          The Company sold 2,500,000 shares of Series A Preferred Stock to ICC pursuant to a Stock Purchase Agreement between the Company and ICC dated April 8, 1996 for a payment of $2,500,000. Pursuant to the Stock Purchase Agreement, the Company agreed to (a) redeem some or all of the Series A Preferred Stock owned by ICC if the Company has made a registered public offering of its common stock and the proceeds thereof shall have been sufficient to pay the redemption price and (b) allow ICC to surrender shares of Series A Preferred Stock, valued at the liquidation preference therefor plus accrued and unpaid dividends, in exercise of any warrants, options or other rights to purchase Common Stock which ICC may have or in payment of any shares of Common Stock purchased in any public offering. The foregoing covenants are conditioned upon the Company's ability to undertake the required actions under applicable law and that the redemption or surrender of shares would not thereby cause the Company to fail to meet all requirements for listing or continued listing of the Company's Common Stock on the Nasdaq Stock Market or such other exchange on which the Common Stock may be listed.

          PURCHASE OF RAW MATERIALS

          During Fiscal 1997, 1996 and 1995 the Company purchased $1,226,000, $795,000 and $1,219,000, respectively of raw materials from ICC.

          LEASE FINANCING

          ICC has also assisted the Company in obtaining certain machinery and equipment for the expansion of the Company's production capacity. In such cases, ICC, or its affiliates, typically acted as lessor of the equipment for which fixed monthly fees are paid by the Company. As a result of the general financial condition of the Company, the Company would not otherwise have been able to secure such leases and credit facilities in the amounts required for the Company's continuing and planned operations.

          There are currently several leases entered into pursuant to the Master Equipment Lease Agreements with ICC. Monthly rent is currently approximately $130,000. The terms of the rentals are scheduled to expire at various times in the years 1997 through 2001. The Company has options to purchase the leased equipment for $1.00 at the expiration of the lease terms.

          The Company has entered into the following lease obligations with ICC within the past three fiscal years:

                               Fiscal Year
              Original         Lease                         Interest
Description   Lease Amount     Entered Into    Term          Rate

Equipment     $1,162,502       6/95            48 to         11% to 12%
                                               60 months

Equipment     $  450,000 1     6/95            48 months     Prime plus 1%
                                                             (currently 9.25%)

Equipment     $1,312,500 2     6/96            60 months     10.6%

FDA update    $1,342,000       6/96            60 months      9.5%
of plant
facility

-----------------------
1 This reflects a refinancing, effective June 1995, of a previous lease with ICC commencing July 1993 previously bearing interest at 19.3%.
2 This includes a refinancing, effective September 1995, of previous leases with ICC in order to generate funds to finance FDA upgrades (a $425,000 lease entered into in April 1992 bore interest at 23% and a $455,000 lease entered into in October 1992 bore interest at 18.2%).

          CIMETIDINE AGREEMENT

          In August 1993, the Company and ICC Chemical Corporation, an affiliate of ICC, entered into a cooperative joint venture regarding the manufacture of cimetidine, for the relief from heartburn, acid indigestion and sour stomach (the "Cimetidine Agreement"), such agreement was amended in September 1996. Pursuant to the agreement, as amended, ICC will be the sole source of raw materials. It will also provide at its expense the raw materials (estimated to cost $32,000) and the outside expenses (estimated at $185,000), relating to the preparation of OTC ANDA's. The Company will prepare and file ANDA's for OTC cimetidine and will manufacture FDA-approved products. ICC shall be entitled to a royalty of 10% of net sales of OTC cimetidine up to a return of 8.75% compounded annually on its investment. ICC, if the Company agrees, may buy cimetidine for resale to export customers, for which ICC will pay 10% less than the price to ICC's customers. The term of the agreement is ten years from the date of FDA approval of the sale and distribution of the product. At the expiration of the term of the cimetidine agreement, if not renewed, the assets of the venture shall be distributed to the two co-venturers as shall be agreed. As of June 30, 1997, the Company has expended approximately $219,000 on this project, of which $213,000 is due from ICC.

          LEGAL SERVICES

          In Fiscal 1996 the Company appointed the law firm of Whitman Breed Abbott & Morgan ("Whitman") as its general counsel and the law firm of Stroock & Stroock & Lavan LLP ("Stroock") as its securities counsel. Both Whitman and Stroock have performed and continue to perform legal services for ICC in matters unrelated to the Company.

OTHER RELATED TRANSACTIONS

          STOCK ISSUANCE

          Pursuant to the ICC Option Agreement and the waiver of certain provisions of former President Dr. Tesler's employment agreement, as amended, certain employees (as defined) were issued shares of the Company's Common Stock in the last three fiscal years. A total of 24,094 shares were issued in the last three fiscal years. The Company is also obligated to issue to such individuals an aggregate of up to approximately 134,000 additional shares if convertible securities existing at September 24, 1992 are converted into Common Stock.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                  (a)(1) and (2)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
SCHEDULE:  See Item 8,  "Financial Statements and Supplementary Data".

                  (a) (3) and (c) EXHIBITS: Exhibits are numbered in accordance with Item 601 of Regulation S-K.

          (3)  ARTICLES OF INCORPORATION AND BY-LAWS:

                  3.1      Articles of Incorporation, as amended (3)

                  3.2      By-laws, as amended (3)

          (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
INDENTURES:

                  4.1      Indenture (1)

                  4.2      New Indenture (2)

         (10)     MATERIAL CONTRACTS:

                  10.1 Employment Agreement with Max A. Tesler dated February 1, 1984, as extended and amended (4)*

                  10.2 Employment Agreement with Charles E. LaRosa dated April 4, 1996 (9)*

                  10.3 Loan and Security Agreement between Fidelcor Business Credit Corporation and the Registrant (formerly known as PharmaControl Corp.)
(5)

                  10.4 Agreement dated September 6, 1991 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (6)

                  10.5 Agreement dated September 24, 1992 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

                  10.6 Agreement dated March 29, 1993 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (8)

                  10.7 Agreement dated May 8, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

                  10.8 Agreement dated May 28, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

                  10.9 Agreement dated May 24, 1993, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (8)

                  10.10 Agreement dated September 26, 1996 between the Registrant and ICC Chemical Corporation regarding Cimetidine (10)

                  10.11 Form of Warrant Agreement dated October 1, 1992 between the Registrant (formerly known as PharmaControl Corp.) and Max A. Tesler, Anthony Cantaffa, George Chin and Sandra J. Brown)(7)*

                  10.12 1994 Stock Option Plan, as amended, and form of option agreement (filed herewith)*

                  10.13 Amendment, dated February 20, 1997, to Employment Agreement with Charles E. LaRosa (filed herewith)*

          (11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS: not applicable

          (12) STATEMENT RE COMPUTATION OF RATIOS: not applicable

          (13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS: not applicable

          (16) LETTER RE CHANGE IN CERTIFYING ACCOUNTANT: not applicable

          (18) LETTER RE CHANGE IN ACCOUNTING PRINCIPLES: not applicable

          (21) SUBSIDIARIES OF THE REGISTRANT: none other than such subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary as of the end of the year covered by this report

          (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE OF SECURITY
HOLDERS: not applicable

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

(9) Filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and incorporated herein by reference.

(10) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

          (b) REPORTS ON FORM 8-K - The Registrant did not file any reports on Form 8-K during and since the last quarter of the fiscal year ended June 30, 1997 except for Form 8-Ks dated June 27, 1997 and July 2, 1997 reporting under
Item 5 certain claims by the estate of former President. Max Tesler.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PHARMACEUTICAL FORMULATIONS, INC.

                                         By: /s/ CHARLES E. LAROSA
                                         Charles E. LaRosa
                                         President, Chief Executive Officer
                                         and a Director

Dated:  September 24, 1997

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         NAME                              TITLE                                  DATE

/S/CHARLES E. LAROSA              President; Chief Executive                  September 24, 1997
Charles E. LaRosa                 Officer and a Director
                                  (Principal Executive
                                  Officer)

/S/FRANK MARCHESE                 Vice President, Finance;                    September 24, 1997
Frank Marchese                    Chief Financial Officer;
                                  Secretary and Treasurer
                                  (Principal Financial Officer)

/S/JOHN L. ORAM                   Chairman of the Board                       September 24, 1997
John L. Oram

/S/RAY W. CHEESMAN                Director                                    September 24, 1997
Ray W. Cheesman


                                            PHARMACEUTICAL FORMULATIONS, INC.
                                                            AND SUBSIDIARIES

                                                                   CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                       F-2
   Statements of operations                                             F-3
   Statements of changes in stockholders' equity (deficiency)           F-4
   Statements of cash flows                                             F-5
   Notes to consolidated financial statements                       F-6 F-21

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON FINANCIAL STATEMENT SCHEDULE                                     F-22

FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and qualifying accounts                     F-23

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.


We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.



BDO Seidman, LLP

Woodbridge, New Jersey

August 15, 1997

                                              PHARMACEUTICAL FORMULATIONS, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS


JUNE 30,                                                                                      1997                      1996
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                            $2,087,000                $ 1,284,000
   Accounts receivable, net of allowance for doubtful accounts of                        8,917,000                  8,511,000
      $301,000  and $300,000
        Inventories                                                                     17,708,000                  9,720,000
        Income tax receivable                                                                    -                  1,161,000
        Prepaid expenses and other current assets                                          927,000                    747,000
        Deferred tax asset                                                                 300,000                    400,000
-----------------------------------------------------------------------------------------------------------------------------------
                   TOTAL CURRENT ASSETS                                                 29,939,000                 21,823,000
      PROPERTY, PLANT AND EQUIPMENT, NET                                                18,075,000                 16,802,000
      OTHER ASSETS:
        Deferred financing costs                                                            79,000                     94,000
        Deferred tax asset                                                                 490,000                    750,000
        Other assets                                                                       151,000                    192,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                       $48,734,000                $39,661,000
===================================================================================================================================
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
      CURRENT LIABILITIES:
        Current portion of long-term debt                                              $   472,000               $   587,000

   Current portion of capital lease obligations, including $1,073,000 and                2,104,000                 1,877,000
       $1,296,000 due to ICC in 1997 and 1996, respectively

        Accounts payable                                                                14,440,000                 9,441,000
        Accrued expenses                                                                 1,509,000                 1,990,000
        Income taxes payable                                                                25,000                         -
-----------------------------------------------------------------------------------------------------------------------------------
                   TOTAL CURRENT LIABILITIES                                            18,550,000                13,895,000
LONG-TERM DEBT, LESS CURRENT MATURITIES                                                 19,990,000                16,284,000
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES, INCLUDING                  8,744,000                 9,468,000
    $2,195,000 AND $3,339,000 DUE TO ICC IN 1997 AND 1996, RESPECTIVELY
   DEFERRED GAIN ON SALE/LEASEBACK                                                         373,000                   425,000
   COMMITMENTS AND CONTINGENCIES
   STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, par value $1.00 per share; 10,000,000 shares                         2,500,000                 2,500,000
      authorized;  2,500,000 shares issued and outstanding
   Common stock, par value $.08 per share; 40,000,000 shares authorized;                 2,391,000                 2,361,000
      29,880,350 and 29,508,814 shares issued and outstanding
        Capital in excess of par value                                                  37,412,000                37,286,000
        Accumulated deficit                                                            (41,226,000)              (42,558,000)
-----------------------------------------------------------------------------------------------------------------------------------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                      1,077,000                  (411,000)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      $ 48,734,000                $39,661,000
===================================================================================================================================

                                                                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,                                                  1997                     1996                     1995
----------------------------------------------------------------------------------------------------------------------------------
GROSS SALES                                                       $75,013,000             $57,572,000              $62,427,000
LESS: SALES DISCOUNTS AND ALLOWANCES                                3,896,000               3,245,000                3,320,000
----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                          71,117,000              54,327,000               59,107,000
----------------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
   Cost of goods sold                                              53,957,000              44,581,000               44,924,000
   Selling, general and administrative                             10,325,000               9,143,000                7,719,000
   Special compensation expense                                             -                 678,000                        -
   Research and development                                           867,000                 790,000                1,488,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                   65,149,000              55,192,000               54,131,000
-----------------------------------------------------------------------------------------------------------------------------------
              INCOME (LOSS) FROM OPERATIONS                         5,968,000               (865,000)                4,976,000
-----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES (INCOME):
   Interest expense, including $428,000, $488,000 and               3,865,000              3,553,000                 3,512,000
       $575,000 in 1997, 1996 and 1995 from ICC
        Other, net                                                   (111,000)               (42,000)                  (65,000)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    3,754,000              3,511,000                 3,447,000
-----------------------------------------------------------------------------------------------------------------------------------
                      INCOME (LOSS) BEFORE INCOME TAXES             2,214,000             (4,376,000)                1,529,000
                        (BENEFIT)
INCOME TAXES (BENEFIT)                                                882,000               (911,000)                 (517,000)
-----------------------------------------------------------------------------------------------------------------------------------
                NET INCOME (LOSS)                                   1,332,000             (3,465,000)                2,046,000
PREFERRED STOCK DIVIDEND REQUIREMENT                                  200,000                 50,000                         -
-----------------------------------------------------------------------------------------------------------------------------------
              NET INCOME (LOSS) ATTRIBUTABLE TO
                 COMMON SHAREHOLDERS                              $ 1,132,000           $ (3,515,000)             $  2,046,000
===================================================================================================================================
NET INCOME (LOSS) PER SHARE:
   Primary                                                       $       .04           $       (.12)             $        .07
   Fully diluted                                                 $       .04                   (.12)                      .06
-----------------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
     EQUIVALENT SHARESOUTSTANDING:
        Primary                                                    30,420,000             29,412,000                30,023,000
        Fully diluted                                              36,243,000             29,412,000                32,520,000
==================================================================================================================================
                                                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


YEARS ENDED JUNE 30, 1997, 1996 AND 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                               Preferred stock       Common stock       Capital In     Accumulated
                                                                                                        Excess of Par    Deficit
                                                            Shares     Amount at   Shares    Amount At   Value
                                                            issued     par value   Issued    Par Value
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1994                                      -         $  -        28,870,395  $2,311,000  $37,023,000  $(41,139,000)
Shares issued in connection with exercise by ICC
  of preemptive rights                                      -            -           274,468      22,000       45,000      -
Shares issued to outside directors                          -            -            45,000       4,000       17,000      -
Shares issued in connection with conversion
  of 8.25% debentures                                       -            -           121,727       10,000     115,000      -
Other                                                       -            -               226          -          -         -
Net income                                                  -            -              -             -          -        2,046,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                                      -            -        29,311,816     2,347,000  37,200,000  (39,093,000)
Preferred stock issuance                                  2,500,000    2,500,000        -             -          -         -
Shares issued in connection with exercise
  by ICC of preemptive rights                               -             -           75,926         6,000      13,000     -
Shares issued in connection with ICC agreement
  to key Company employees                                  -             -           16,799         1,000       3,000     -
Shares issued in connection with
  conversion of 8.25% debentures                            -             -           34,273         2,000      26,000     -
Shares issued to officer and outside directors              -             -           70,000         5,000      44,000     -
Net loss                                                    -             -             -              -          -      (3,465,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                                    2,500,000    2,500,000  29,508,814     2,361,000  37,286,000  (42,558,000)
Shares issued in connection with exercise
  by ICC of preemptive rights                                -               -       221,536        18,000      38,000      -
Shares issued in connection with
  settlement of litigation                                   -               -        50,000         4,000      46,000      -
Shares issued in connection with exercise
  of common stock warrants                                   -               -       100,000         8,000      42,000      -
Net income                                                   -               -          -              -          -       1,332,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                                    2,500,000   $2,500,000  29,880,350    $2,391,000 $37,412,000 $(41,226,000)
===================================================================================================================================
                                                                       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED JUNE 30,                                                               1997                1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $1,332,000           $(3,465,000)       $2,046,000
   Adjustments to reconcile net income (loss) to net cash provided by
      (used in) operating activities:
        Depreciation and amortization                                           2,271,000            1,662,000          1,395,000
        Amortization of bond discount and deferred financing costs                141,000              135,000             71,000
        Amortization of deferred gain on sale of building                         (52,000)             (52,000)           (52,000)
        Shares issued to key Company  employees                                        -                 4,000                   -
        Shares issued in settlement of litigation                                  50,000                    -                   -
        Shares issued to officer and outside directors                                 -                49,000             21,000
        Deferred income taxes                                                     360,000              250,000          (1,000,000)
   Changes in current assets and liabilities:
     Increase in accounts receivable                                             (406,000)            (418,000)          (599,000)
     (Increase) decrease in inventories                                        (7,988,000)           5,195,000         (3,656,000)
     (Increase) decrease in other current assets                                 (180,000)             (51,000)            15,000
     Increase (decrease) in income tax receivable                               1,161,000           (1,161,000)                 -
     Increase in accounts payable, accrued expenses and income taxes            4,543,000            1,015,000          1,553,000
        payable
-----------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             1,232,000            3,163,000            (206,000)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net                               (2,007,000)          (2,317,000)        (2,010,000)
  Decrease in other assets                                                         41,000               29,000             11,000
-----------------------------------------------------------------------------------------------------------------------------------
                NET CASH USED IN INVESTING ACTIVITIES                          (1,966,000)          (2,288,000)        (1,999,000)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings (repayments) under the line of credit                              4,399,000           (1,342,000)         3,716,000
  Principal repayments of long-term debt                                         (934,000)            (707,000)          (551,000)
  Principal repayments of capital leases                                       (2,034,000)          (1,684,000)        (1,564,000)
  Refinancing of capital leases                                                       -                968,000                  -
  Increase in deferred financing costs                                                -                    -              (20,000)
  Issuance of preferred stock                                                         -              2,500,000                  -
  Issuance of common stock, less offering and registration costs                  106,000               19,000             67,000
-----------------------------------------------------------------------------------------------------------------------------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,537,000            (246,000)          1,648,000
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               803,000              629,000           (557,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                     1,284,000              655,000           1,212,000
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $2,087,000           $1,284,000         $  655,000
===================================================================================================================================
                                                                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                             PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of the         Pharmaceutical Formulations, Inc. (the
    Business and Related  "Company") is primarily engaged in the manufacture
    Parties               and distribution of over-the-counter solid dosage
                          pharmaceutical products in tablet, caplet and capsule form, which are sold under customers' private labels. The Company also supplies bulk products to secondary distributors and repackers as well as smaller competitors who do not have sophisticated research and development departments. The Company also engages in contract manufacturing of selected branded products for well known major pharmaceutical companies. The
                          Company also is engaged in the testing and research and development of new drug and health care products.

                          In September 1991, the Company entered
                          into an option agreement with ICC Industries Inc. ("ICC"), which, as amended at various dates (the "Option Agreement"), provided for options and related preemptive rights to acquire a total of 66.67% of the number of shares of the Company's common stock outstanding after exercise of all options. ICC has exercised all of its options and certain preemptive rights and miscellaneous options pursuant to the Option agreement. The number of shares issued to ICC through June 30, 1997 was 19,857,430 at option prices ranging from $.1036 to $.75 per share.

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

                          ICC's exercise price for the shares is
                          the lesser of $.25 ($.50 in the case of certain key management shares) or the exercise price or conversion price of the Outstanding Rights as the case may be.

                          ICC exercised the following preemptive
                          rights in 1997, 1996 and 1995 at a price of $.25 per share:


                                                         1997     1996   1995
                        --------------------------------------------------------
                        Shares under preemptive rights  221,536  75,926 274,468
                        -------------------------------------------------------

                                            PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          ICC, a major international manufacturer
                          and marketer of chemical, plastic and
                          pharmaceutical products, with calendar year 1996 sales in excess of $1 billion, has offices in key business centers around the world and owns numerous manufacturing plants. In addition, ICC has in the past and continues to provide equipment financing to the Company. ICC has also indicated its intention to pursue joint venture arrangements or other forms of business transactions between the Company and foreign pharmaceutical companies seeking to market, distribute and sell products in the United States.

                          In connection with the ICC Option
                          Agreement, several key employees were granted, and have the right in the future to receive, shares of the Company's common stock. The Company issued 16,799 and 233 shares of common stock to these employees in 1996 and 1995, respectively.

                          The following transactions with ICC, are reflected in the consolidated financial statements as of or for the years ended June 30, 1997, 1996 and 1995:


                          JUNE 30,             1997           1996       1995
                          -----------------------------------------------------
                          Inventory purchases  $1,226,000   $795,000 $1,219,000
                          Services and finance
                           fees                   428,000    488,000    575,000
                          Accounts payable
                           to ICC                 786,000    334,000    118,000
                          Equipment lease
                           obligations due ICC  3,268,000  4,635,000  3,497,000
                          Other receivables
                           from ICC               213,000    213,000       -
                          -----------------------------------------------------

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

                                             PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                          No effect has been given to shares issuable for common stock equiva-lents for the year ended June 30, 1996 as the effect would be anti-dilutive.

                          At June 30, 1997 and 1995, the primary and fully diluted common equivalent shares amounted to 860,000 and 6,684,000, and 2,110,000 and 5,320,000,
                          respectively.

                                              PHARMACEUTICAL FORMULATIONS, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          CONCENTRATION OF CREDIT RISK

                          Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash on delivery basis only. At June 30, 1997, approximately 47% of the accounts receivable balance is represented by four customers.

                          INCOME TAXES

                          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

                          LONG-LIVED ASSETS

                          Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement did not have a material impact on the financial position or results of operations of the Company.

                          STOCK BASED COMPENSATION

                          Effective July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company chose to apply APB Opinion 25 and related interpretations in accounting for its stock options. As a result, this statement did not have an effect on the financial position or results of operations of the Company.

                                              PHARMACEUTICAL FORMULATIONS, INC.
                                                               AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NEW ACCOUNTING PRONOUNCEMENTS

                          In February 1997, SFAS No. 128, "Earnings Per Share," was issued. The pronouncement, which is effective for periods ending after December 15, 1997, requires dual presentation of basic and diluted earnings per share. This statement is not expected to have a material impact on the primary earnings per share of the Company.

                          In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1999 fiscal year. The Company will be reviewing these pronouncements to determine their applicability, if any.

                          FAIR VALUE OF FINANCIAL INSTRUMENTS

                          Financial instruments of the Company include long-term debt. Based upon the current borrowing rates available to the Company, estimated fair values of the revolving credit and term loans (see Note 5) approx-imate their recorded carrying amounts. It was not deemed practical to determine the estimated fair value of the remaining debt. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short maturity of these items.

                          COLLECTIVE BARGAINING AGREEMENT

                          Substantially all of the Company's non-management employees are covered by a collective bargaining agreement.

3. Inventories            Inventories consist of the following:


                          JUNE 30,           1997                 1996
                          -----------------------------------------------------
                          Raw materials   $  5,707,000      $  3,849,000
                          Work in process      841,000           648,000
                          Finished goods    11,160,000         5,223,000
                          -----------------------------------------------------
                                           $17,708,000      $  9,720,000
                          =====================================================

                                              PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       Property,        Property, plant and equipment consist of
         Plant and        the following:
         Equipment

                          JUNE 30,                      1997             1996
                          -----------------------------------------------------
                          Land and building          $ 8,348,000    $ 8,348,000
                          Leasehold improvements       4,337,000      3,860,000
                          Machinery and equipment     18,057,000     15,804,000
                          Other                        1,907,000      1,093,000
                          -----------------------------------------------------
                                                      32,649,000     29,105,000
                          Less: Accumulated
                            depreciation and
                            amortization              14,574,000     12,303,000
                         ------------------------------------------------------
                                                     $18,075,000    $16,802,000
                         ------------------------------------------------------

                          The net book value of property, plant and equipment under capital leases was $10,280,000 and $10,485,000 at June 30, 1997 and 1996, respectively.

  5.  Long-Term Debt and  Long-term debt and capital lease obligations consist
      Capital Lease       of the following:
      Obligations

                          JUNE 30,                     1997                      1996
                          ---------------------------------------------------------------
                                                            Long-term      Capital         Long-term      Capital
                                                            Debt           Leases            Debt        Leases
                                                           -----------    --------------  -----------    --------
                           Revolving/term loans (a)         $15,542,000     $      -       $11,545,000     $       -
                           Convertible subordinated           3,405,000            -         3,279,000             -
                            debentures, $1,000 face value
                            (less unamortized discount of
                            $1,791,000 and $1,917,000)(b)

                          Convertible subordinated              805,000             -          852,000             -
                            debentures, $570,000 face
                            value(c)

                          New Jersey Economic Develop-
                            ment Authority Loan (d)             710,000             -          780,000              -

                          Secured note                             -               -          115,000              -

                          Building sale/leaseback (e)              -          5,880,000         -          6,351,000

                          Capital equipment lease                  -          4,968,000         -          4,994,000
                            obligations (f)    -

                          Other                                    -             -            300,000              -
-----------------------------------------------------------------------------------------------------------------------
                                                               20,462,000    10,848,000    16,871,000     11,345,000
                          Less: Current portion                   472,000     2,104,000       587,000      1,877,000
  ---------------------------------------------------------------------------------------------------------------------
                                                              $19,990,000   $ 8,744,000   $16,284,000    $ 9,468,000

                                              PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                      (a) In fiscal year ended June 30, 1997, the Company
                          modified its line of credit and equipment term loan with its lending institution. The maximum available funds under this modification are $17,500,000. Advances under the revolving loans are limited to the sum of eligible accounts receivable and up to $6,000,000 ($7,500,000 during certain times of the year) of eligible inventory, as defined. The term loan is payable in 48 monthly installments of $34,000 commencing February 5, 1995, with the then outstanding balance due on February 4, 1999. The revolving loan is also due on that date. The term loan and the revolving loan are secured by substantially all of the assets of the Company and bear interest, payable monthly, at the prime rate (8 1/2% at June 30, 1997), plus 8 1/4%. In the event of default, the interest rate will increase by 2%.

                          The loan agreement contains certain loan covenants, which, among other things, prohibit the Company from making dividend payments, limit the Company's annual capital expenditures and net loss and require the Company to maintain minimum working capital and net worth.

                      (b) At June 30, 1997, the Company has 5,196 units
                          outstanding con- sisting of a $1,000 principal amount 8% convertible subordinated debenture due June 15, 2002 (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $48 per share. The 8% Debentures are redeemable at the option of the Company under certain circum-stances at par, plus an applicable premium, as defined.

                          In 1996, ICC purchased 29 units of the 8% Debentures at a purchase price of $17,643. ICC offered and the Company accepted these bonds at ICC's cost, which approximated the Company's book value of the debt.

                      (c) On June 30, 1997, the Company has 1,753 units
                          outstanding consisting of $325 principal amount 8 1/4% convertible debentures due June 15, 2002 (which includes $570,000 face value and interest through maturity of $235,000). Interest is payable annually on June 30. The holders of the 8 1/4% Debentures may convert them at any time into shares of common stock at a conversion price of $.55 per share. The Company has no right to redeem the 8 1/4% Debentures.

                                             PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          In 1996 and 1995, 58 and 206 units, respectively, of 8 1/4% Debentures were converted into common stock.
                          A total of 156,000 shares were issued to the debenture holders.

                      (d) The loan, which is secured by certain equipment,
                          bears interest at 6 3/8% and is due as follows:
                          $70,000 at June 1, 1998; $80,000 at June 1, 1999,
                          2000 and 2001; and $400,000 at June 1, 2002. A
                          provision in the loan agreement allows the lender to declare the loan immediately due and payable if there has been an event of default in any of the Company's other debt agreements.

                      (e) In August 1989, PFI entered into a sale and
                          leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent is $107,000 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commence-ment and on each thirtieth month thereafter. On February 1, 1997, the monthly base rent increased to $139,000. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the gain on the sale and leaseback of approximately $750,000 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348,000), assuming a 13 1/4% interest rate factor, and is being amortized over the term of the lease.

                      (f) The Company leases various equipment primarily
                          from ICC and other sources under capital lease agreements. The terms of the leases vary from three to five years with monthly rentals of approximately $183,000.

                                              PHARMACEUTICAL FORMULATIONS, INC.
                                                              AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          The Company's debt and obligations under capital leases mature in fiscal years ending June 30 as follows:

                                                   Capital           Long-Term
                                                   Lease               Debt
                                                   Obligations
                          -----------------------------------------------------
                          1998                    $  3,536,000    $    472,000
                          1999                       3,434,000      15,220,000
                          2000                       2,970,000          80,000
                          2001                       2,253,000          80,000
                          2002                       1,669,000       4,610,000
                          Thereafter                 3,477,000               -
                          ----------------------------------------------------
                          Total payments            17,339,000     $20,462,000
                          Less: Amount representing
                            interest                 6,491,000          --
                          ----------------------------------------------------
                          Present value of net
                           minimum lease payments $10,848,000
                           ---------------------------------------------------

   6.       Commitments   COMMITMENTS
            and
            Contingencies

                          In fiscal 1996, the Company entered into a long-term lease for a building adjacent to the Company's present facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319,200 per anum for the first five years and $342,000 per annum for the balance of the initial term.

                          CONTINGENCIES

                          On July 3, 1997, the Company received an arbitration demand dated June 27, 1997 from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the estate is seeking an award of $5,500,000 in compensatory damages, $10,000,000 in punitive damages, $10,000,000 for special damages and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding. For claimed tortuous conduct, the estate is seeking $20,000,000 for intentional infliction of emotional distress and $5,000,000 for PRIMA FACIE TORT. The estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions.

                                              PHARMACEUTICAL FORMULATIONS, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          The claimed breaches of contract include failure to pay (a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control, as defined, in a 1996 annual meeting and (c) death benefits.

                          With respect to the claim for continuing salary, the Company has advised the estate of counterclaims which the Company has, which exceeds the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change-of-control and death benefit provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims. It is also the position of the Company that certain provisions of the warrants issued to Dr. Tesler were not as agreed and authorized.

                          In December 1995, the Company accrued the continuing salary due to Dr. Tesler for the period through December 1998 (see Note 11). It has not made provision for any of the other amounts claimed, nor has it accrued any amounts due from the estate. As noted above, the Company believes that the claims in excess of the amounts reserved for are without merit and that the Company has valid offsetting claims. The Company intends to vigorously defend against the arbitration claim and to prosecute its claims against the estate.

                          In or about October 1991, an action was instituted against the Company by an individual seeking monies claimed to be due under an alleged employment agreement.

                          The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. This case has been moved to the "inactive" trial list. No further action will be taken by either party unless and until plaintiff seeks to restore the matter. Under the New Jersey Industrial Site Recovery Act ("ISRA"), the pur-chase of the Company's manufacturing facilities from Revco in 1987, the sale/leaseback of the premises in 1989 (Note 5(e)), and the exercise by ICC of options to purchase a controlling interest in the Company's common stock required the approval of the NJDEP (Note 1).

                                         PHARMACEUTICAL FORMULATIONS, INC.
                                                         AND SUBSIDIARIES

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                          The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

7.  Income Taxes          Income taxes (benefit) consist of the following
                          federal taxes:

                                              1997        1996           1995
                          -----------------------------------------------------
                          Current           $ 522,000  $(1,161,000)    $483,000
                          Deferred            360,000      250,000   (1,000,000)
                          -----------------------------------------------------
                            Total income
                             taxes (benefit) $882,000  $(911,000)   $ (517,000)
                          -----------------------------------------------------

                          The Company's income taxes (benefit) differ from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax income as a result of the following:

                                                1997          1996        1995
                          -----------------------------------------------------
                          Statutory U.S. tax   $753,000   $(1,488,000) $520,000
                          Increase (decrease)
                            resulting from:
                           Utilization of
                            federal net operating
                            loss carryforards    -              -       (56,000)
                           Net change in
                             valuation account  30,000      681,000  (1,000,000)
                           Other                99,000     (104,000)     19,000
                          -----------------------------------------------------
                          Effective income taxes
                           (benefit)         $ 882,000   $ (911,000) $ (517,000)
                          -----------------------------------------------------

                                          PHARMACEUTICAL FORMULATIONS, INC.
                                                          AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          The Company utilized tax loss carryforwards of approximately $1,150,000, $0 and $166,000 for U.S.
                          regular tax purposes during each of the fiscal years ended June 30, 1997, 1996 and 1995, respectively.

                          As of June 30, 1997, the Company had available net operating losses of approximately $1,660,000 for U.S. regular tax purposes, which expire through 2007. The utilization of such losses were generated prior to September 1991 and are limited to approximately $166,000 per year for U.S. regular tax purposes due to the change in ownership resulting from the ICC investment. State income tax net operating loss carryforwards of approximately $13,778,000, which expire through 2003, are available to the Company.

                          Deferred tax assets are comprised of the following temporary differences at June 30:

                                                          1997          1996
                          -----------------------------------------------------
                          Tax benefit of state income
                           tax net operating
                           loss carryforwards          $ 827,000    $ 972,000

                          Tax benefit of federal
                           income tax net operating
                           loss carryforwards            564,000    1,020,000

                          Depreciation                   (95,000)    (145,000)
                          Deferred gain on
                           sale/leaseback of building    127,000      145,000

                          Basis difference 8 1/4%
                            bonds as a result of
                            restructuring                 80,000       96,000

                          Capitalized inventory costs    153,000      136,000

                          Deferred compensation          155,000      148,000
                          Allowance for doubtful
                            accounts                     102,000      102,000
                          Alternative minimum tax
                           carryforward                  231,000         -
                          -----------------------------------------------------
                          Gross deferred tax asset     2,144,000    2,474,000
                          Valuation allowance         (1,354,000)  (1,324,000)
                          -----------------------------------------------------
                          Net deferred tax asset      $  790,000   $1,150,000
                          -----------------------------------------------------

                                       PHARMACEUTICAL FORMULATIONS, INC.
                                                       AND SUBSIDIARIES

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          The net deferred tax asset of $2,144,000, before the valuation allowance, at June 30, 1997, consists of future tax benefits of net operating loss carryforwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of $790,000 at June 30, 1997. The benefits of net operating loss carry-forwards and other temporary differences that are estimated to take more than a few years to realize cannot be reasonably determined at this time due to the Company's inconsistent operating results in the past. Accordingly, a valuation allowance of $1,354,000 was recorded at June 30, 1997 to provide for this uncertainty.


8.    Common Stock,       The Company has granted options to employees,
      Options and         directors and others under various stock option
      Warrants            plans, lending arrangements, and under the ICC
                          Option Agreement to key employees.

                          The following is a summary of stock options and warrants issued, exercised, forfeited or cancelled for the period July 1, 1994 through June 30, 1997 (not including ICC preemptive rights or additional shares issuable to management in connection with ICC preemptive rights):

                                                       Shares       Weighted -
                                                                    Average
                                                                 Exercise Price
                          -----------------------------------------------------
                          Outstanding - June 30, 1994  1,035,804      $  .98
                          Issued                         888,375         .87
                          Forfeited                     (103,404)        .86
                          -----------------------------------------------------
                          Outstanding - June 30, 1995  1,820,775         .93
                          Issued                         130,000         .62
                          Forfeited                     (213,975)       2.96
                          -----------------------------------------------------
                          Outstanding - June 30, 1996  1,736,800         .64
                          Issued                         401,750         .84
                          Exercised                     (100,000)        .50
                          Forfeited                     (399,850)        .96
                          -----------------------------------------------------
                          Outstanding - June 30, 1997  1,638,700       $ .62
                          -----------------------------------------------------
                          Exercisable - June 30, 1997  1,258,450       $ .58
                          -----------------------------------------------------

                                        PHARMACEUTICAL FORMULATIONS, INC.
                                                        AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          The following table summarizes information about stock options outstanding at June 30, 1997:

                                 Options Outstanding                               Options Exercisable

                         Range of   Number        Weighted      Weighted        Number            Weighted
                         Exercise   Outstanding   Averagee      Average         Exercisable at    Average
                         Prices     at            Remaining     Exercise        June 30, 1997     Exercise
                                    June 30,         Life       Price                             Price
                                    1997          (Years)

                         -------------------------------------------------------------------------------------
                        $.48 to .84   466,450        2.1            $.83           373,450           $.83
                                .85   287,250        4.4             .85               -              -
                                .91    75,000        2.4             .91            75,000            .91
                                .75   110,000        1.6             .75           110,000            .75
                                .25   300,000         .8             .25           300,000            .25
                                .50   400,000        1.3             .50           400,000            .50
                        --------------------------------------------------------------------------------------
                                    1,638,700                                    1,258,450
                        --------------------------------------------------------------------------------------

                          The weighted average fair market value of options granted during the years ended June 30, 1997 and 1996 were $.36 and $.37, respectively.

                          As of June 30, 1997, substantially all outstanding stock options expire at various dates through fiscal 2002. These options were granted at prices which were at or above quoted market value on the dates granted.

                          The Company has adopted the disclosures only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been recognized for the stock option plans been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reflected in the pro forma amounts indicated below:


                         JUNE 30,                         1997         1996
                         ----------------------------------------------------
                         Net income (loss)-as reported  $1,332,000  $(3,465,000)
                         Net income (loss)-pro forma     1,282,000   (3,480,000)
                         Net income (loss) per share
                           - as reported                     .04          (.12)
                         Net income (loss) per share
                          - pro forma                        .04          (.12)
                        -------------------------------------------------------

                                      PHARMACEUTICAL FORMULATIONS, INC.
                                                      AND SUBSIDIARIES

                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 35%, risk-free interest rate of 6.06% to 6.48%, expected lives of 5 years and no dividend yield.

    9.Preferred Stock     On April 8, 1996, the Company sold 2,500,000 shares of
                          Series A Preferred Stock to ICC for an aggregate of $2,500,000. The preferred stock is redeemable at the option of PFI and convertible into common stock of the Company by ICC at any time after 36 months at the lower of market price of the common stock of the Company or $2.00 per share. The preferred stock sold to ICC pays dividends at the rate of $.08 per share, payable semi- annually on January 1st and July 1st each year and is cumulative and non- participating.
                          Preferred stock dividends in arrears totaled $250,000 as of June 30, 1997.

10. Major Customer        For the years ended June 30, 1997, 1996 and 1995,
    and Products          17%, 20% and 25%, respectively, of consolidated
                          net sales were derived from Revco D.S. Inc.. Walgreen
                          Company accounted for 14% and Costco Wholesale 12% of consolidated net sales for each of the three years in the period ended June 30, 1997 1996 and 1995. For the years ended June 30, 1997, 1996 and 1995, sales of ibuprofen represented 38%, 41% and 41% of consolidated net sales, respectively.

11. Special Compensation  In December 1995, the Company replaced its former
    Expense               President and Chief Executive Officer. The
                          Company accrued the estimated remaining obligation due to this individual under his employment contract (see
                          Note 6).

                                        PHARMACEUTICAL FORMULATIONS, INC.
                                                        AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Supplemental          Supplemental disclosures of cash flow information:
    Cash Flow Information

                                                  1997        1996      1995
                          -----------------------------------------------------
                          Cash paid during the year:
                          Interest            $3,724,000  $3,463,000 $3,441,000
                          Income taxes           300,000     -          525,000
                          -----------------------------------------------------
                          Supplemental non-cash investing and financing information:

                                                  1997       1996        1995
                          -----------------------------------------------------
                          Issuance of common stock
                           upon conversion of
                           debentures            $ -       $28,000    $ 125,000
                          -----------------------------------------------------

                          Capital lease obligations of $1,537,000, $1,801,000 and $1,449,000 were incurred when the Company entered into various leases in 1997, 1996 and 1995, respectively.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
    ON FINANCIAL STATEMENT SCHEDULE


The audits referred to in our report dated August 15, 1997 relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP

Woodbridge, New Jersey

August 15, 1997

                                 PHARMACEUTICAL FORMULATIONS, INC.
                                                 AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Allowance for                         Balance at         Additions        Charge to       Deductions            Balance at
doubtful accounts                     beginning          charged to       other           write-offs            end of
                                      of period          costs &          accounts        uncollectible         period
                                                         expense                          accounts
----------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1997               $300,000          $ 1,000           $  -            $ -                   $301,000

Year ended June 30, 1996                333,000           68,000              -             101,000               300,000

Year Ended June 30, 1995                188,000          145,000              -              -                    333,000
----------------------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX

NUMBER            DESCRIPTION

10.12(A)          1994 Stock Option Plan, as amended September 1997

10.12(b)          Form of option agreement under 1994 Stock Option Plan

10.13 Amendment, dated February 20, 1997, to Employment Agreement with Charles E. LaRosa

   23             Consent of Independent Certified Public Accountants

   27             Financial Data Schedule