Form 10-Q
period 1997-09-30
PHARMACEUTICAL FORMULATIONS INC
filed 1997-11-12
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ----------

(Mark one)

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended:             SEPTEMBER 30, 1997
                                                     ------------------

                                       OR


/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________


         Commission File Number 0-11274
                                -------


                        PHARMACEUTICAL FORMULATIONS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


DELAWARE                                                       22-2367644
---------                                                      -----------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                         Identification No.)


460 PLAINFIELD AVENUE, EDISON, NJ                                    08818
--------------------------------                                  ---------
(Address of principal executive offices)                          (Zip code)


(Registrant's telephone number, including area code)          (732) 985-7100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

The number of shares outstanding of common stock, $.08 par value, as of October 31, 1997 was 30,228,320.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,       June 30,
                                                                                       1997              1997
                                                          ASSETS                   (UNAUDITED)         (NOTE 1)
                                                          ------                   -------------      ---------
CURRENT ASSETS
        Cash                                                                     $  2,444,000       $  2,087,000
        Accounts receivable - net of allowance for
          doubtful accounts of $370,000 and $ 301,000                              11,712,000          8,917,000
        Inventories                                                                18,589,000         17,708,000
        Prepaid expenses and other current assets                                   1,048,000            927,000
        Deferred tax asset                                                            300,000            300,000
                                                                                  -----------        -----------
          Total current assets                                                     34,093,000         29,939,000

PROPERTY, PLANT AND EQUIPMENT
        Net of accumulated depreciation and
          amortization of $15,186,000 and $14,574,000                              18,338,000         18,075,000

OTHER ASSETS
        Deferred financing costs                                                       67,000             79,000
        Deferred tax asset                                                            490,000            490,000
        Other assets                                                                  163,000            151,000
                                                                                  -----------       ------------
                                                                                 $ 53,151,000       $ 48,734,000
                                                                                  ===========       ============

                          LIABILITIES AND STOCKHOLDERS'
                               EQUITY (DEFICIENCY)
CURRENT LIABILITIES
        Current portion of long-term debt                                        $     472,000      $    472,000
        Current portion of capital lease obligations                                 2,103,000         2,104,000
        Accounts payable                                                            17,374,000        14,440,000
        Income taxes payable                                                            42,000            25,000
        Accrued expenses                                                             1,610,000         1,509,000
                                                                                 -------------      ------------
          Total current liabilities                                                 21,601,000        18,550,000

LONG TERM DEBT                                                                      21,570,000        19,990,000

LONG TERM CAPITAL LEASE OBLIGATIONS                                                  8,190,000         8,744,000

DEFERRED GAIN ON SALE/LEASEBACK                                                        360,000           373,000

STOCKHOLDERS' EQUITY
        Preferred stock - par value $1.00 per share;
          10,000,000 shares authorized; 2,500,000 shares
          issued and outstanding                                                     2,500,000         2,500,000
        Common stock - par value $.08 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 30,228,320 and 29,880,350 shares                  2,415,000         2,391,000
        Capital in excess of par value                                              37,463,000        37,412,000
        Accumulated deficit                                                        (40,948,000)      (41,226,000)
                                                                                 -------------      ------------
          Total stockholders' equity                                                 1,430,000         1,077,000
                                                                                 -------------      ------------
                                                                                  $ 53,151,000      $ 48,734,000
                                                                                  ============      ============

          See accompanying notes to consolidated financial statements.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Three Months Ended
                                                                    September 30,
                                                            1997                   1996
                                                        (UNAUDITED)              (UNAUDITED)
                                                       -----------------        ------------
REVENUES
Gross sales                                          $ 19,045,000              $ 15,825,000
  Less:  Sales discounts
    and allowances                                        891,000                    29,000
                                                      -----------               -----------

  Net sales                                            18,154,000                14,996,000

COST AND EXPENSES
  Cost of goods sold                                   13,593,000                11,321,000
  Selling, general
    and administrative                                  2,747,000                 2,302,000

  Research and
    development                                           281,000                   215,000
                                                       -----------               ----------
                                                       16,621,000                13,838,000
INCOME FROM OPERATIONS                                  1,533,000                 1,158,000

OTHER INCOME (EXPENSE)
  Interest expense                                   (  1,022,000)              (    893,000)
  Other                                              (     91,000)                    56,000
                                                      ------------                ------------
                                                     (  1,113,000)              (    837,000)

INCOME BEFORE INCOME
  TAXES                                                    420,000                    321,000

INCOME TAXES                                               142,000                    110,000
                                                       -----------                    --------
NET INCOME                                                 278,000                    211,000

Preferred stock dividend                                    50,000                     50,000
  requirement                                          ------------                ------------

Net income attributable
   to common shareholders                                  $228,000                   $161,000
                                                       ============                ============


INCOME PER COMMON AND COMMON EQUIVALENT
  SHARE                                                       $.01                        $.01
                                                       ============                ============
WEIGHTED AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT SHARES OUTSTANDING              30,546,000                  30,711,000
                                                       ============                ============


          See accompanying notes to consolidated financial statements.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended
                                                                             SEPTEMBER 30,

                                                                        1997                   1996
                                                                     (UNAUDITED)          (UNAUDITED)
                                                                     ----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                           $  278,000          $  211,000
  Adjustments to reconcile net income to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization of
        property, plant and equipment                                     612,000             537,000
      Amortization of bond discount and
        deferred financing costs                                           53,000              49,000
      Amortization of deferred gain on
        sale/leaseback                                               (     13,000)        (    13,000)
      Deferred tax                                                           --               110,000

Changes in current assets and liabilities

  (Increase)in accounts receivable                                   (  2,795,000)        (   1,830,000)
  (Increase)in inventories                                           (    881,000)        (   3,766,000)
  (Increase)in other current assets                                  (    121,000)        (       5,000)
   Increase in accounts payable and accrued
    expenses and income taxes payable                                   3,052,000             2,569,000
                                                                     ------------         --------------

  Net cash provided by (used in)
   operating activities                                                   185,000         (    2,138,000)
                                                                     ------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in other assets                                              (12,000)        (        15,000)
  (Increase) in property, plant and equipment                       (     875,000)        (       670,000)
                                                                    --------------         ---------------
   Net cash (used in) investing
     activities                                                    (      887,000)        (       685,000)
                                                                    --------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in borrowings under line of credit                          1,640,000                2,500,000
   Principal payments of capital lease
     obligations                                                   (      555,000)        (        469,000)
   Principal repayments of long-term debt                          (      101,000)        (        146,000)
   Issuance of common stock                                                75,000                    --
                                                                    --------------         ----------------
     Net cash provided by financing
      activities                                                        1,059,000                1,885,000
                                                                    --------------         ----------------
     Net increase (decrease) in cash                                      357,000           (      938,000)

CASH, beginning of period                                               2,087,000                1,284,000
                                                                    --------------         ----------------
CASH, end of period                                               $     2,444,000         $        346,000
                                                                  ===============         =================

          See accompanying notes to consolidated financial statements.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:     INTERIM FINANCIAL REPORTING:

            The consolidated balance sheet as of June 30, 1997 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes.

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

            The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results to be expected for a full year.

Note 2:     CONTINGENCIES:

            Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

            On July 3, 1997, the Company received an arbitration demand dated June 27, 1997, from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the estate is seeking an award of $5,500,000 in compensatory damages, $10,000,000 in punitive damages, and $10,000,000 for special damages, and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding. For claimed tortuous conduct, the estate is seeking $20,000,000 for intentional infliction of emotional distress and $5,000,000 for prima facie tort. The estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions.

            The claimed breaches of contract include failure to pay (a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control, as defined, in a 1996 annual meeting and (c) death benefits.

            With respect to the claim for continuing salary, the Company has advised the estate of counterclaims which the Company has, which exceed the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change-of-control and death benefit provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims. It is also the Company's position that certain provisions of the warrants issued to Dr. Tesler were not as agreed and authorized.

            In December 1995, the Company accrued the continuing salary due to Dr. Tesler for the period through December 1998. It has not made provisions for any other amounts claimed, nor has it accrued any amounts due from the estate. As noted above, the Company believes that the claims in excess of the amount reserved are without merit and that the Company has valid offsetting claims. The Company intends to vigorously defend against the arbitration claim and to prosecute its claims against the estate.

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

Note 3:     INVENTORIES:
                                            September 30,             June 30,
           Inventories consist of the           1997                   1997
                 following:

                      Raw materials          $ 5,617,000            $ 5,707,000
                      Work in process          1,058,000                841,000
                      Finished goods          11,914,000             11,160,000
                                             -----------            -----------
                                             $18,589,000            $17,708,000
                                             ===========            ============

Note 4:     DIVIDENDS:

            No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $300,000 at September 30, 1997.

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

Note 6:     RELATED PARTY TRANSACTIONS:

            The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the three months ended September 30, 1997 and 1996:

                                                              1997               1996
                                                              ----               ----
Inventory purchases from ICC                              $  495,000          $  275,000
Interest expense                                              84,000             122,000
Accounts payable to ICC                                    1,014,000             329,000
Equipment lease obligations due ICC                        2,975,000           4,304,000
Other receivables from ICC                                         0             213,000


               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Gross sales for the three months ended September 30, 1997 were $19,045,000 as compared to $15,825,000 in the comparable period in the prior fiscal year. The increase in sales of $3,220,000 or 20.3% is a result of new customers obtained by the Company and increased sales to existing customers. All three sectors of the Company's business-private label (store brand), bulk and contract had an increase in sales as compared to the prior period. Two customers represented 37.7% of sales for the three months ended September 30, 1997. These two customers are Walgreen Company ("Walgreen") and Costco Wholesale ("Costco"). Sales to these two customers were $7,185,000 or 37.7% of gross sales as compared to $4,642,000 or 29.3% in the comparable period in the prior fiscal year.

Cost of sales as a percentage of net sales was 74.9% for the three month period ended September 30, 1997 as compared to 75.5% in the comparable period in the prior fiscal year. The reduction in cost of sales as a percentage of net sales is a result of the increased sales, manufacturing efficiencies, lower raw material costs and overall cost containment.

Selling, general and administrative expenses were $2,747,000 or 15.1% of net sales for the three months ended September 30, 1997 as compared to $2,302,000 or 15.4% of net sales for the comparable period in the prior fiscal year. The increase of $445,000 is mainly a result of increased sales and distribution costs due to the increased sales volume.

Research and development costs were $281,000 for the three months ended September 30, 1997 as compared to $215,000 in the comparable period in the prior fiscal year. The increase represents the Company's continuing effort to develop new products to continue the growth in sales and profits.

Interest expense was $1,092,000 for the three months ended September 30, 1997 as compared to $893,000 in the comparable period in the prior fiscal year. The increase is a result of increases in the revolving credit facility to finance increases in accounts receivable and inventory.

The Company recorded a provision for income taxes of $142,000 as compared to $110,000 in the comparable period in the prior fiscal year.

Net income for the three months ended September 30, 1997 was $278,000 or $.01 per share as compared to $211,000 or $.01 per share in the prior fiscal year.

The Company continues to take steps aimed at increasing the profitability of the Company. These steps include: (a) seeking new customers and products to increase sales volume, (b) continuing efforts to reduce material costs and (c) other cost-saving measures and actions to improve profitability. There can be no assurance that such actions will be successful in enabling the Company to continue to realize profitable results.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital of $12,492,000 as compared to $11,389,000 at June 30, 1997. The increase of $1,103,000 is due to the net income for the three months ended September 30, 1997, and an increase in borrowing from the Company's institutional lender to finance the growth in accounts receivable and inventory. The increase in working capital includes increases in accounts receivable ($2,795,000) and inventory (881,000) offset by increases in accounts payable of $2,934,000. The increase in accounts receivable is due to higher sales. The increase in inventories is necessary to support the customer service requirements of new customers obtained by the Company and increased sales to current customers.

The Company received $185,000 cash from operations in the three months ended September 30, 1997. These funds, along with proceeds from the line of credit were used to purchase property and equipment of $875,000 and pay debt of $656,000.

The Company has a $17,500,000 asset-based line of credit with an institutional lender. At September 30, 1997, the Company had $419,000 of unused availability under this agreement. The line of credit expires February 4, 1999, and bears interest of 1 1/4% above the prime lending rate (currently 8.5%). The Company intends to refinance this loan as it has done in the past by extending the debt agreement or initiating a new loan agreement with another financial institution and the Company does not expect any problems in obtaining such extension or replacement financing.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from April 8, 1996, through September 30, 1997 (totaling $300,000) have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid.

The Company continues to take steps to increase sales and reduce costs to improve operating results and increase profitability. The Company intends to add an estimated $3,000,000 of capital equipment in the fiscal year ending June 30, 1998 to increase manufacturing capacity and reduce cost. The Company intends for these capital leases to be financed through ICC or other parties. While the Company has in the past had no difficulty in obtaining lease financing or meeting working capital needs, there can be no assurance the Company will obtain the capital lease financing or meet working capital needs in the future.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1:     LEGAL PROCEEDINGS

            See Note 2 to Notes to Consolidated Financial Statements.

Item 2:     CHANGES IN SECURITIES

            In August 1997, 300,000 shares in common stock were issued to an individual pursuant to the exercise of a warrant dated July 1993 at $.25 per share. The issuance of such shares was exempt from registration as a transaction not involving a public offering of securities.

Item 3:     DEFAULTS UPON SENIOR SECURITIES

            None.

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None.

Item 5:     OTHER INFORMATION

            An amendment to the Corporation's 1994 Stock Option Plan to increase the number of shares in the plan from 1,000,000 to 1,500,000 and the adoption of the Corporation's 1997 Incentive Plan were approved at the 1997 Annual Meeting of Stockholders held on October 15, 1997.

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

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a).  Exhibits.

                  10.14 1997 Stock Incentive Plan.*

            (b).  Reports on Form 8-K

                  A Form 8-K was filed on July 8, 1997 reporting under Item 5 certain arbitration proceedings instituted by the estate of Dr. Max Tesler.

           *  Management contracts or compensating plan

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)


Date:  November 12, 1997        By:  /S/ CHARLES E. LAROSA
                                    -------------------------------------
                                     Charles E. LaRosa
                                     Chief Executive Officer and President
                                     (Principal Executive Officer)

Date:  November 12, 1997        By:  /S/ FRANK MARCHESE
                                     ------------------------------------
                                     Frank Marchese
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)