Form 10-Q
period 1997-12-31
PHARMACEUTICAL FORMULATIONS INC
filed 1998-02-11
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarterly Period Ended:              DECEMBER 31, 1997
                                                    -----------------
                                       OR


|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _________ to ________________


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes |_| No


The number of shares outstanding of common stock, $.08 par value, as of January 31, 1998 was 30,228,320.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                                        December 31,          June 30,
                                                                           1997                1997
                                                          ASSETS       (UNAUDITED)           (NOTE 1)

CURRENT ASSETS
        Cash                                                            $  100,000         $ 2,087,000
        Accounts receivable - net of allowance for doubtful
          accounts of $161,000 and $301,000                             14,013,000           8,917,000
        Inventories                                                     19,088,000          17,708,000
        Prepaid expenses and other current assets                        1,142,000             927,000
        Deferred tax asset                                                 300,000             300,000
                                                                        ----------          ----------
          Total current assets                                          34,643,000          29,939,000

PROPERTY, PLANT AND EQUIPMENT

        Net of accumulated depreciation and amortization of
          $15,812,000 and $14,574,000                                   19,788,000          18,075,000

OTHER ASSETS

        Deferred financing costs                                           101,000              79,000
        Deferred tax asset                                                 490,000             490,000
        Other assets                                                       166,000             151,000
                                                                      ------------        ------------
                                                                      $ 55,188,000        $ 48,734,000
                                                                      ============        ============

                          LIABILITIES AND STOCKHOLDERS'
                                     EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt                              $   472,000        $    472,000
        Current portion of capital lease obligations                     2,543,000           2,104,000
        Accounts payable                                                17,232,000          14,440,000
        Income taxes payable                                               117,000              25,000
        Accrued expenses                                                 1,263,000           1,509,000
                                                                       -----------         -----------
          Total current liabilities                                     21,627,000          18,550,000

LONG TERM DEBT                                                          22,306,000          19,990,000

LONG TERM CAPITAL LEASE OBLIGATIONS                                      8,600,000           8,744,000

DEFERRED GAIN ON SALE/LEASEBACK                                            347,000             373,000

STOCKHOLDERS' EQUITY
        Preferred stock - par value $1.00 per share;
          10,000,000 shares authorized;  2,500,000 shares                2,500,000           2,500,000
          issued and outstanding
        Common stock - par value $.08 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 30,228,320 and
            29,880,350 shares                                            2,415,000           2,391,000
        Capital in excess of par value                                  37,463,000          37,412,000
        Accumulated deficit                                           ( 40,070,000)       ( 41,226,000)
                                                                       -----------         -----------
          Total stockholders' equity                                     2,308,000           1,077,000
                                                                       -----------         -----------
                                                                      $ 55,188,000        $ 48,734,000
                                                                      ============        ============


          See accompanying notes to consolidated financial statements.


               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Six Months Ended               Three Months Ended
                                  December 31,                    December 31,
                            1997               1996             1997              1996
                            ----               ----             ----              ----
REVENUES
  Gross sales            $41,694,000        $36,549,000       $22,649,000       $20,724,000
  Less: Sales discounts
    and allowances         1,773,000          2,003,000           882,000         1,174,000
                         -----------         ----------       -----------       -----------
  Net sales               39,921,000         34,546,000        21,767,000        19,550,000

COST AND EXPENSES
  Cost of goods sold      29,981,000         26,310,000        16,388,000        14,989,000
  Selling, general and
    administrative         5,852,000          4,927,000         3,105,000         2,625,000
  Research and
    development              513,000            420,000           232,000           205,000
                         -----------          ---------         ---------         ---------
                          36,346,000         31,657,000        19,725,000        17,819,000

INCOME FROM OPERATIONS     3,575,000          2,889,000         2,042,000         1,731,000

OTHER INCOME (EXPENSE)
  Interest expense        (2,073,000)        (1,820,000)       (1,051,000)       (  927,000)
  Other                       21,000            153,000           112,000            97,000
                          -----------        ----------        ----------         ---------
                          (2,052,000)        (1,667,000)       (  939,000)       (  830,000)

INCOME BEFORE INCOME
  TAXES                    1,523,000          1,222,000         1,103,000           901,000

INCOME TAXES                 367,000            480,000           225,000           370,000
                          -----------         ---------         ---------        ----------

NET INCOME                 1,156,000            742,000           878,000           531,000

PREFERRED STOCK DIVIDEND
  REQUIREMENT                100,000            100,000            50,000            50,000
                           ---------          ---------         ---------        ----------

NET INCOME ATTRIBUTABLE   $1,056,000           $642,000          $828,000          $481,000
  TO COMMON STOCKHOLDERS  ===========         =========         =========         =========


BASIC EARNINGS PER              $.04               $.02              $.03              $.02
  SHARE                    =========           ========          ========          ========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING             30,120,000         29,509,000        30,228,000        29,509,000
                          ==========         ==========        ==========        ==========

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                        December 31,
                                                                 1997                      1996
                                                                 ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $1,156,000                 $742,000
  Adjustments to reconcile net income to net
    cash provided by (used for) operating
    activities:
      Depreciation and amortization of
        property, plant and equipment                          1,238,000                1,100,000
      Amortization of bond discount and
        deferred financing costs                                 104,000                   69,000
      Amortization of deferred gain on
        sale/leaseback                                        (   26,000)              (   26,000)
      Deferred tax                                                  -                     480,000

  Changes in current assets and liabilities

   (Increase) in accounts receivable                        (  5,096,000)            (  3,820,000)
    Decrease in income taxes recoverable                          -                  (  1,161,000)
   (Increase) in inventories
                                                            (  1,380,000)               5,114,000)
   (Increase) in other current assets                       (    215,000)            (    157,000)
    Increase in accounts payable, accrued
     expenses and income taxes payable                         2,638,000                5,113,000
                                                             -----------              -----------

    Net cash (used in) operating activities                 (  1,581,000)            (    452,000)
                                                             -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase)/decrease in other assets                       (     60,000)                  15,000
  (Increase) in property, plant and equipment               (  1,547,000)            (  1,419,000)
                                                              -----------             -----------

    Net cash (used in) investing activities                 (  1,607,000)            (  1,404,000)
                                                             -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in borrowings under line of credit                  2,437,000                2,996,000
  Principal payments of capital lease
      obligations                                           (  1,109,000)            (    951,000)
  Principal repayments of long-term debt                    (    202,000)            (    591,000)
  Issuance of common stock                                        75,000                   50,000
                                                             -----------              -----------
     Net cash provided by financing
      activities                                               1,201,000                1,504,000
                                                             -----------              -----------

     Net (decrease) in cash                                 (  1,987,000)            (    352,000)

CASH, beginning of period                                      2,087,000                1,284,000
                                                             -----------              -----------

CASH, end of period                                          $   100,000              $   932,000
                                                             ===========              ===========

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

              The results of operations for the six and three months ended December 31, 1997 are not necessarily indicative of the results to be expected for a full year.

Note 2:       CONTINGENCIES:

              Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

              TESLER CLAIMS. On July 3, 1997, the Company received an arbitration demand dated June 27, 1997, from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the estate is seeking an award of $5,500,000 in compensatory damages, $10,000,000 in punitive damages, and $10,000,000 for special damages, and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding. For claimed tortuous conduct, the estate is seeking $20,000,000 for intentional infliction of emotional distress and $10,000,000 for prima facie tort. The estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions.

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

              The children and a former spouse of Dr. Tesler (the "Teslers") have also raised certain claims arising out of the death of Dr. Tesler. Those claims are contained in a complaint filed in October 1997 in New Jersey Superior Court, Bergen County, NANCY L. TESLER, ET AL. V. PHARMACEUTICAL FORMULATIONS, INC. The case was removed to U.S. District Court, District of New Jersey and the District Court has ruled that the Teslers' claims are subject to arbitration.

              The Teslers are seeking $1.46 million in death benefits allegedly due under an employment agreement and $550,000 in benefits allegedly due under a group life insurance policy. The Teslers are also seeking punitive damages, interest and attorneys' fees in connection with the alleged failure to pay benefits.

              The Company believes the Teslers' claims are without merit and has asserted affirmative claims against the Teslers which exceed, in the aggregate, $600,000.

              In December 1995, the Company accrued the continuing salary due to Dr. Tesler for the period through December 1998. It has not made provisions for any other amounts claimed, nor has it accrued any amounts due from the estate. As noted above, the Company believes that the claims in excess of the amount reserved are without merit and that the Company has valid offsetting claims. The Company intends to vigorously defend against the claims and to prosecute its claims against the estate and the Teslers.

              ROSENBLUM SUIT. In or about October 1991, an action was instituted against the Company by an individual seeking monies claimed to be due under an alleged employment agreement. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. This case is on the "inactive" trial list but the Company understands that the plaintiff will soon seek to restore the matter to the active calendar.

Note 3:       INVENTORIES:
                                             December 31,            June 30,
              Inventories consist of the       1997                    1997
                 following:

                    Raw materials           $ 5,663,000            $ 5,707,000
                    Work in process             798,000                841,000
                    Finished goods           12,627,000             11,160,000
                                            -----------            -----------
                                            $19,088,000            $17,708,000
                                            ===========            ===========
Note 4:       DIVIDENDS:

              No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $350,000 at December 31, 1997.

Note 5:       EARNINGS PER SHARE:

              The company has adopted the provisions of statement of Financial Accounting Standards number 128-Earnings per share. Earnings per share-basic are based on the weighted average number of common shares outstanding for the period. Earnings per share, assuming full dilution, are not presented since the amounts are substantially the same as earnings per share.

Note 6:       RELATED PARTY TRANSACTIONS:

              The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the six months ended December 31, 1997 and 1996:
                                                         1997           1996
                                                         ----           -----

              Inventory purchases from ICC          $  630,000        $ 668,000
              Interest expense                         168,000          232,000
              Accounts payable to ICC                  681,000          913,000
              Equipment lease obligations due ICC    2,701,000        3,967,000
              Other receivables from ICC                 -              213,000

 ITEM 2:  Management's Discussion and Analysis of Financial
          Condition and Results OF Operations


                              RESULTS OF OPERATIONS


              Gross sales for the six months ended December 31, 1997 were $41,694,000 as compared to $36,549,000 in the comparable period in the prior fiscal year. The increase in sales of $5,145,000 or 14% is a result of new customers and increased sales to existing customers. All three sectors of the Company's business-private label (store brand), bulk and contract had an increase in sales as compared to the prior period. Two customers represented 37% of sales for the six months ended December 31, 1997. Sales to these two customers, Walgreen Company and Costco Wholesale, were $15,382,000 or 37% of sales as compared to $12,066,000 or 33% of sales in the comparable period in the prior fiscal year.

              Sales for the three months ended December 31, 1997 were $22,649,000 as compared to $20,724,000 in the comparable period in the prior fiscal year. The increase of $1,925,000 or 9% is mainly a result of the items discussed above.

              Cost of sales as a percentage of net sales was 75.1% for the six months ended December 31, 1997 as compared to 76.2% in the comparable period in the prior fiscal year. Cost of sales as a percentage of net sales was 75.2% for the three months ended December 31, 1997 as compared to 76.7% in the comparable period in the prior fiscal year. The reduction in cost of sales as a percentage of net sales is a result of the increased sales, manufacturing efficiencies, lower raw material costs and overall cost containment.

                     PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

              Selling, general and administrative expenses were $5,852,000 or 14.7% of net sales for the six months ended December 31, 1997 as compared to $4,927,000 or 14.3% of net sales for the comparable period in the prior fiscal year. The increase of $925,000 is mainly a result of increased sales and distribution costs due to the increased sales volume. Selling, general and administrative expenses were $3,105,000 or 14.3% of net sales for the three months ended December 31, 1997 as compared to $2,625,000 or 13.4% of net sales in the comparable period in the prior fiscal year. The increase of $480,000 is due mainly to the reasons stated above.

              Research and development costs were $513,000 for the six months ended December 31, 1997 as compared to $420,000 in the comparable period in the prior fiscal year. Research and development costs were $232,000 for the three months ended December 31, 1997 as compared to $205,000 in the comparable period in the prior fiscal year.

              Interest expense was $2,073,000 for the six months ended December 31, 1997 as compared to $1,820,000 in the comparable period in the prior fiscal year. Interest expense was $1,051,000 for the three months ended December 31, 1997 as compared to $927,000 in the comparable period in the prior fiscal year. The increase in interest expense is a result of increases in capital lease obligations and other long-term debt to support the additional capital expenditures and working capital requirements to support the growth in sales.

              Income tax expense was $367,000 in the six months ended December 31, 1997 versus $480,000 in the prior year period. The Company recorded a reduction in the deferred tax valuation allowance due to management's assessment of the current profitability of the Company.

              Net income for the six and three months ended December 31, 1997 was $1,156,000 and $878,000, respectively, or $.04 and $.03 per share as compared to a net income of $742,000 and $531,000, respectively, or $.02 and $.02 per share in the prior fiscal year.

              The Company continues to take steps aimed at increasing the profitability of the Company. These steps include: (a) seeking new customers and products to increase sales volume, (b) continuing efforts to reduce material costs and (c) other cost-saving measures and actions aimed at improving profitability. There can be no assurance that such actions will be successful in enabling the Company to continue to realize profitable results.


                         LIQUIDITY AND CAPITAL RESOURCES


              At December 31, 1997, the Company had working capital of $13,016,000 as compared to $11,389,000 at June 30, 1997. The increase of $1,627,000 is due to the net income for the six months ended December 31, 1997, and an increase in borrowing from the Company's institutional lender to finance the growth in accounts receivable and inventory. The increase in working capital includes increases in accounts receivable ($5,096,000) and inventory ($1,380,000) offset by increases in accounts payable of $2,792,000. The increase in accounts receivable is due to higher sales. The increase in inventories is necessary to support the customer service requirements of new customers and increased sales to current customers.

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

              The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from April 8, 1996, through December 31, 1997 (totaling $350,000) have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid.

              The Company continues to take steps to increase sales and reduce costs to improve operating results and increase profitability. The Company intends to add an estimated $4,000,000 of capital equipment in the fiscal year ending June 30, 1998 to increase manufacturing capacity and reduce cost. The Company expects these capital expenditures to be financed through capital lease obligations. While the Company has in the past had no difficulty in obtaining lease financing or meeting working capital needs, there can be no assurance the Company will obtain the capital lease financing or meet working capital needs in the future.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 1:        LEGAL PROCEEDINGS

              See Note 2 to Notes to Consolidated Financial Statements.

Item 2:       CHANGES IN SECURITIES AND USE OF PROCEEDS

              In September 1997, 25,000 shares of common stock were issued to to an employee in consideration for previously rendered services having a value of $.375 per share. This issuance of such shares was exempt from registration as a transaction not involving a public offering of securities.


Item 3:       DEFAULTS UPON SENIOR SECURITIES

              None.

Item 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Item 6:       EXHIBITS AND REPORTS ON FORM 8-K

              (a).     Exhibits.

                       Exhibit 27 - Financial Data Schedule

              (b).     Reports on Form 8-K

                       None.

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


                                     PHARMACEUTICAL FORMULATIONS, INC.
                                                (REGISTRANT)


              Date: February 11, 1998       By:  /S/CHARLES E. LAROSA
                                               --------------------------
                                               Charles E. LaRosa
                                               Chief Executive Officer and
                                               President
                                               (Principal Executive Officer)


              Date: February 11, 1998       By:  /S/ FRANK MARCHESE
                                               --------------------------
                                               Frank Marchese
                                               Chief Financial Officer and
                                               Treasurer
                                               (Principal Financial Officer)

                                 Exhibit Index

            27   Financial Data Schedule (in EDGAR copy only)