Form 10-Q
period 1998-03-31
PHARMACEUTICAL FORMULATIONS INC
filed 1998-05-14
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended:                    MARCH 31, 1998
                                                            --------------
                                       OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________


         Commission File Number 0-11274


                        PHARMACEUTICAL FORMULATIONS, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                  22-2367644
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


460 PLAINFIELD AVENUE, EDISON, NJ                            08818
(Address of principal executive offices)                   (Zip code)


(Registrant's telephone number, including area code)      (732) 985-7100
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. x/ Yes |_| No


The number of shares outstanding of common stock, $.08 par value, as of April 30, 1998 was 30,228,320.

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,                  June 30,
                                                                                              1998                      1997
                                          ASSETS                                           (Unaudited)                 (Note 1)
                                                                                     ----------------------     --------------------
CURRENT ASSETS
   Cash                                                                                   $ 365,000                   $2,087,000
   Accounts receivable - net of allowance for doubtful
     accounts of $133,000 and $301,000                                                   14,039,000                    8,917,000
   Inventories                                                                           18,718,000                   17,708,000
   Prepaid expenses and other current assets                                                999,000                      927,000
   Deferred tax asset                                                                       300,000                      300,000
                                                                                     ----------------------     --------------------
     Total current assets                                                                34,421,000                   29,939,000

PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of
     $16,432,000 and $14,574,000                                                         20,091,000                   18,075,000

OTHER ASSETS
   Deferred financing costs                                                                 128,000                       79,000
   Deferred tax asset                                                                       490,000                      490,000
   Other assets                                                                              96,000                      151,000
                                                                                    ----------------------      --------------------
                                                                                       $ 55,226,000                  $48,734,000
                                                                                    ======================      ====================

                              LIABILITIES AND STOCKHOLDERS'
                                         EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                                      $ 472,000                     $472,000
   Current portion of capital lease obligations                                           2,847,000                    2,104,000
   Accounts payable                                                                      16,976,000                   14,440,000
   Accrued expenses                                                                         545,000                    1,509,000
   Income taxes payable                                                                     210,000                       25,000
                                                                                    -----------------------     --------------------
      Total current liabilities                                                          21,050,000                   18,550,000

LONG TERM DEBT                                                                           22,570,000                   19,990,000

LONG TERM CAPITAL LEASE OBLIGATIONS                                                       8,276,000                    8,744,000

DEFERRED GAIN ON SALE/LEASEBACK                                                             334,000                      373,000

STOCKHOLDERS' EQUITY
   Preferred stock - par value $1.00 per share;
      10,000,000 shares authorized; 2,500,000 shares
      issued and outstanding                                                              2,500,000                    2,500,000
   Common stock - par value $.08 per share
      Authorized - 40,000,000 shares
      Issued and outstanding -  30,228,320 and
      29,880,350 shares in 1998 & 1997, respectively                                      2,415,000                    2,391,000
   Capital in excess of par value                                                        37,463,000                   37,412,000
   Accumulated deficit                                                                  (39,382,000)                 (41,226,000)
                                                                                  ----------------------      ---------------------
    Total stockholders' equity                                                            2,996,000                    1,077,000
                                                                                  ----------------------      ---------------------
                                                                                       $ 55,226,000                  $48,734,000
                                                                                  ======================      =====================

          See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                 Nine Months                                   Three Months
                                                ENDED MARCH 31                                ENDED MARCH 31
                                          1998                    1997                  1998                   1997
                                          ----                    ----                  ----                   ----
REVENUES
  Gross sales                          $63,778,000             $58,561,000           $22,084,000             $22,012,000
  Less:  Sales discounts
      and allowances                     2,602,000               3,227,000               829,000               1,224,000
                                         ---------               ---------               -------               ---------

  Net sales                             61,176,000              55,334,000            21,255,000              20,788,000

COST AND EXPENSES
  Cost of goods sold                    46,006,000              42,025,000            16,025,000              15,715,000
  Selling, general and
     administrative                      9,010,000               7,822,000             3,158,000               2,895,000
  Research and development                 822,000                 757,000               309,000                 337,000
                                           -------                 -------               -------                 -------
                                        55,838,000              50,604,000            19,492,000              18,947,000

INCOME FROM OPERATIONS                   5,338,000               4,730,000             1,763,000               1,841,000

OTHER INCOME (EXPENSE)
  Interest expense                      (3,154,000)             (2,818,000)           (1,081,000)               (998,000)
  Other                                    121,000                  54,000               100,000                 (99,000)
                                           -------                  ------               -------                 -------
                                        (3,033,000)             (2,764,000)             (981,000)             (1,097,000)
                                        ----------              ----------              --------              ----------

INCOME BEFORE
  INCOME TAXES                           2,305,000               1,966,000               782,000                 744,000

INCOME TAX PROVISION                       461,000                 770,000                94,000                 290,000
                                           -------                 -------                ------                 -------

NET INCOME                              $1,844,000              $1,196,000              $688,000                $454,000

   Preferred stock dividend
     requirement                           150,000                 150,000                50,000                  50,000
                                           -------                 -------                ------                  ------

NET INCOME APPLICABLE
TO COMMON SHAREHOLDERS                  $1,694,000              $1,046,000              $638,000                 404,000
                                        ==========              ==========              ========                 =======


   BASIC EARNINGS PER SHARE                   $.06                    $.03                  $.02                    $.01
                                              ====                    ====                  ====                    ====

WEIGHTED AVERAGE NUMBER OF
  COMMONS SHARES OUTSTANDING            30,156,300              29,525,000            30,228,000              29,559,000
                                        ==========              ==========            ==========              ==========



           See accompanying notes to consolidated inancial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                          March 31,
                                                                              1998                       1997
                                                                              ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $1,844,000                  $1,196,000
  Adjustments to reconcile net income to
  net cash provided by (used for) operating activities:
    Depreciation and amortization of property, plant
      and equipment                                                         1,858,000                   1,673,000
    Amortization of bond discount and deferred
      financing costs                                                         157,000                     116,000
    Amortization of deferred gain on sale/leaseback                           (39,000)                    (40,000)
    Deferred income taxes                                                                                 573,000

  Changes in current assets and liabilities

    (Increase) in accounts receivable                                      (5,122,000)                 (3,864,000)
    Decrease in income taxes recoverable                                                                1,161,000
    (Increase)in inventories                                               (1,010,000)                 (6,380,000)
    (Increase)/ decrease in other current assets                              (72,000)                     68,000
    Increase in accounts payable, accrued
      expenses and income taxes payable                                     1,757,000                   4,339,000
                                                                            ---------                   ---------

    Net cash (used for) operating activities                                 (627,000)                 (1,158,000)
                                                                             --------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

    (Increase)/decrease in other assets                                       (29,000)                    42,000
    (Increase) in property, plant and equipment                            (1,869,000)                (1,781,000)
                                                                           ----------                 ----------

    Net cash (used for) investing activities                               (1,898,000)                (1,739,000)
                                                                           ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in borrowings under line of credit                              2,760,000                  4,924,000
   Principal payments of capital lease obligations                         (1,730,000)                (1,465,000)
   Principal repayments of long-term debt                                    (302,000)                  (717,000)
   Increase in deferred financing costs                                                                  (35,000)
   Issuance of common stock                                                    75,000                    100,000
                                                                               ------                    -------

     Net cash provided by financing activities                                803,000                  2,807,000
                                                                              -------                  ---------

     Net (decrease) in cash                                                (1,722,000)                   (90,000)

CASH, beginning of period                                                   2,087,000                  1,284,000
                                                                            ---------                  ---------

CASH, end of period                                                          $365,000                 $1,194,000
                                                                             ========                 ==========


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

              The results of operations for the nine and three months ended March 31, 1998 are not necessarily indicative of the results to be expected for a full year.

Note 2:       CONTINGENCIES:

              Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

              TESLER CLAIMS:

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

              The Teslers are seeking $1.46 million in death benefits allegedly due under an employment agreement and $550,000 in benefits allegedly due under a group life insurance policy. The Teslers are also seeking punitive damages, interest and attorneys fees in connection with the failure to pay benefits.

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

              ROSENBLUM SUIT:

              In or about October 1991, an action was instituted against the Company by an individual seeking monies claimed to be due under an alleged employment agreement. The Company has interposed counterclaims against plaintiff for fraud and related claims and seeks damages in the amount of $5,000,000. This case has been dismissed, but the plaintiff is expected to file a motion for reconsideration.

Note 3:       INVENTORIES:

                                                                  March  31,            June 30,
              Inventories consist of the                             1998                 1997
                                                               -------------------      --------
                 following:

                           Raw materials                         $ 5,119,000            $ 5,707,000
                           Work in process                           678,000                841,000
                           Finished goods                         12,921,000             11,160,000
                                                                 -----------            -----------
                                                                 $18,718,000            $17,708,000
                                                                 ===========            ===========

Note 4:       DIVIDENDS:

              No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $400,000 at March 31, 1998.

Note 5:       EARNINGS PER SHARE:

              The Company has adopted the provisions of Statement of Financial Accounting Standards number 128-Earnings per share. Earnings per share-basic are based on the weighted average number of common shares outstanding for the period. Earnings per share, assuming full dilution, are not presented since the amounts are substantially the same as basic earnings per share.

Note 6:       RELATED PARTY TRANSACTIONS:

              The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the nine months ended March 31, 1998 and 1997:

                                                                   1998                  1997
                                                                   ----                  ----

               Inventory purchases from ICC                     $  832,000            $1,044,000

               Interest expense                                    246,000               335,000

               Accounts payable to ICC                             675,000               808,000

               Equipment lease obligations due ICC               2,448,000             3,621,000

               Other receivables from ICC                             -                  213,000

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Gross sales for the nine months ended March 31, 1998 were $63,778,000 as compared to $58,561,000 in the comparable period in the prior fiscal year. The increase in sales of $5,217,000 or 9% is a result of new customers and increased sales to existing customers. The private label (store brand)sector of the business had sales of $54,079,000 for the nine months ended March 31, 1998 as compared to $48,930,000 in the prior year period, an increase of $5,149,000 or 11%. The bulk and contract manufacturing sector of the business had sales of $9,699,000 in the current period versus $9,631,000 in the prior period. Two customers represented 37% of sales for the nine months ended March 31, 1998. Sales to these two customers, Walgreens Company and Costco Wholesale, were $23,571,000 or 37% of sales as compared to $17,714,000 or 30% of sales in the comparable period in the prior fiscal year.

Gross sales for the three months ended March 31, 1998 were $22,084,000 as compared to $22,012,000 in the comparable period in the prior fiscal year. The slower sales growth in the third quarter was impacted by a cough / cold season which was less severe than the prior year and the consolidation in the retail drug chains which disrupted order patterns. In addition, an industry wide voluntary recall of laxative products containing the ingredient, phenolphthalein contributed to the slower sales growth.

Cost of sales as a percentage of net sales was 75.2% for the nine months ended March 31, 1998 as compared to 75.9% in the comparable period in the prior fiscal year. Cost of sales as a percentage of net sales was 75.4% for the three months ended March 31, 1998 as compared to 75.6% for the comparable period in the prior fiscal year. The increase in cost of sales as a percentage of net sales in the three months ended March 31, 1998 is mainly due to less bulk and contract manufacturing sales which generally have a lower cost of sales percentage than the private label (store brand)sales.

Selling, general and administrative expenses were $9,010,000 or 14.7% of net sales for the nine months ended March 31, 1998 as compared to $7,822,000 or 14.1% of net sales in the comparable period of the prior fiscal year. The increase is due to increased marketing, selling and distribution costs to support the higher sales volume.

Selling, general and administrative expenses were $3,158,000 or 14.9% of net sales for the three months ended March 31, 1998 as compared to $2,895,000 or 13.9% of net sales in the comparable period of the prior fiscal year. The increase is mainly due to the reasons stated above.

Research and development costs were $822,000 for the nine months ended March 31, 1998 as compared to $757,000 in the prior year period. Research and development costs were $309,000 for the three months ended March 31, 1998 as compared to $337,000 in the comparable period in the prior fiscal year. The increase in research and development costs for the nine months ended March 31, 1998 reflects the Company's continued commitment to research and development to develop new products for future growth.

Interest and other expenses was $3,033,000 for the nine months ended March 31, 1998 as compared to $2,764,000 in the comparable period in the prior fiscal year. The increase is due to additional debt necessary to fund growth in working capital and new equipment to support increased sales.

Interest and other expense was $981,000 for the three months ended March 31, 1998 as compared to $1,097,000 in the prior year period. The decrease is due primarily to a litigation settlement included in the prior year period for approximately $200,000.

Income tax provision was $461,000 for the nine months ended march 31, 1998 as compared to $770,000 in the prior year period. The reduction in income taxes is a result of alternative minimum tax credits and other tax benefits utilized in the current period which were not recognized in the prior year period.

Income tax provision was $94,000 for the three months ended March 31, 1998 as compared to $290,000 in the prior year period. The reduction in income taxes is mainly due to the reasons stated above.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume,
(b) continuing efforts to reduce material costs and (c) other cost-saving measures and actions aimed at improving profitability. There can be no assurance that such actions will be successful in enabling the Company to continue to realize profitable results.


                         LIQUIDITY AND CAPITAL RESOURCES


Accounts receivable increased $5,122,000 due to the higher sales especially in the month of March 1998. Inventory increased $1,010,000 to support the increased sales volume. Accounts payable increased $2,536,000 due to the increased accounts receivable and inventory balances.

Property and equipment increased by $3,874,000 in the nine months ended March 31, 1998 reflecting the Company's continued commitment to upgrade it's manufacturing facility to increase capacity and reduce costs. The Company expects to spend in excess of $4,000,000 in capital expenditures in the fiscal year ending June 30, 1998.

The increase in borrowing under the line of credit of $2,762,000 for the nine months ended March 31, 1998 was to support the increased accounts receivable and inventory balances.

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

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from April 8, 1996, through March 31, 1998 (totaling $400,000) have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid.

The Company continues to take steps to increase sales and reduce costs to improve operating results and increase profitability. The Company intends to add an estimated $4,000,000 of capital equipment in the fiscal year ending June 30, 1998 to increase manufacturing capacity and reduce cost. The Company expects these capital expenditures to be financed through capital lease obligations. While the Company has in the past had no difficulty in obtaining lease financing or meeting working capital needs, there can be no assurance the Company will obtain the capital lease finance or meet working capital needs in the future.

Item 3.  Quantitative Disclosures About Market Risk.

     The Company does not have any material market risk sensitive instruments.

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

                  None.

Item 3:           DEFAULTS UPON SENIOR SECURITIES

                  None.


Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.


Item 5:           OTHER INFORMATION

                  When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to,", "will continue," "is anticipated", "estimate," "project," "expect," "believe," "hope," or similar expressions are intended to identify "forward- looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.


Item 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a).     Exhibits.

                           27     Financial Data Schedule

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


                        PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)




Date:  May 12, 1998                By: /S/ CHARLES E. LAROSA
                                           --------------------------
                                           Charles E. LaRosa
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)



Date:  May 12, 1998                By: /S/ FRANK MARCHESE
                                           --------------------------
                                           Frank Marchese
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)