Form 10-K
period 1998-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 1998-09-28
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the Fiscal Year Ended June 30, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

                         Commission file number: 0-11274
                         --------------------------------

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes /x/ No / /

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on September 15, 1998 was approximately $5,774,000.

          As of September 15, 1998, there were 30,253,320 shares of Common Stock, par value $.08 per share, outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Shareholders to be held in 1998 (the "1998 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

          THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THAT TERM IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934). ADDITIONAL WRITTEN OR ORAL FORWARD- LOOKING STATEMENTS MAY BE MADE BY THE COMPANY FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES EXCHANGE COMMISSION OR OTHERWISE. STATEMENTS CONTAINED HEREIN THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS REFERENCED ABOVE. FORWARD-LOOKING STATEMENTS MAY INCLUDE, BUT ARE NOT LIMITED TO, PROJECTIONS OF REVENUE, INCOME OR LOSS AND CAPITAL EXPENDITURES; STATEMENTS REGARDING FUTURE OPERATIONS, FINANCING NEEDS, COMPLIANCE WITH FINANCIAL COVENANTS IN LOAN AGREEMENTS, PLANS FOR ACQUISITION OR SALE OF ASSETS OR BUSINESSES AND CONSOLIDATION OF OPERATIONS OF NEWLY ACQUIRED BUSINESSES, AND PLANS RELATING TO PRODUCTS OR SERVICES OF THE COMPANY; ASSESSMENTS OF MATERIALITY; AND PREDICTIONS OF FUTURE EVENTS AND THE EFFECTS OF PENDING AND POSSIBLE LITIGATION, AS WELL AS ASSUMPTIONS RELATING TO THE FOREGOING. IN ADDITION, WHEN USED IN THIS DISCUSSION, THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," AND "INTENDS," AND "PLANS," AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS.

          FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED BASED ON CURRENT EXPECTATIONS. CONSEQUENTLY, FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT. STATEMENTS IN THIS ANNUAL REPORT, PARTICULARLY IN "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE CERTAIN FACTORS, AMONG OTHERS, THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. OTHER FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, UNANTICIPATED DEVELOPMENTS IN ANY ONE OR MORE OF THE FOLLOWING
AREAS: THE ABILITY TO OBTAIN AND MAINTAIN APPROVALS FROM THE U.S. FOOD AND DRUG ADMINISTRATION FOR NEW PRODUCTS AND OTHER REGULATORY MATTERS, THE RECEPTIVITY OF CONSUMERS TO GENERIC DRUGS, THE RATE AND CONSUMER ACCEPTANCE OF NEW PRODUCT INTRODUCTIONS, COMPETITION, THE NUMBER AND NATURE OF CUSTOMERS (INCLUDING, WITHOUT LIMITATION, THE EFFECTS OF MERGERS AMONG CUSTOMERS) AND THEIR PRODUCT ORDERS, PRICING, PRODUCTION BY THIRD PARTY VENDORS, BORROWING COSTS, CHANGES IN TAXES, PENDING OR THREATENED LITIGATION, THE IMPACT OF YEAR 2000 ISSUES, THE AVAILABILITY OF KEY PERSONNEL AND OTHER RISKS FACTORS WHICH MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS.

          READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNEXPECTED EVENTS.

INTRODUCTION

          Pharmaceutical Formulations, Inc. (the "Company" or "PFI"), a Delaware corporation, is the second largest publicly-traded private label manufacturer and distributor of nonprescription ("over-the-counter" or "OTC") solid dose pharmaceutical products (collectively, "generic OTC products") in the United States. Such products, which are made in tablet, caplet or capsule form, as applicable, are primarily sold under the Company's customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. The Company also sells and markets a line of antifungal aerosols. To a limited extent, the Company also sells generic OTC products under its own trade brand names, including HEALTH+CROSS(R) and HEALTH PHARM(R), which sales account for less than 1% of the Company's total revenues.

          The Company believes that the therapeutic benefits of its generic OTC products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which the Company's products are patterned are identical to those of the Company's products. The Company is subject to regulation by the U.S. Food and Drug Administration ("FDA"). The Company's largest customers include Walgreen Company ("Walgreen"), Costco Wholesale ("Costco"), K-Mart ("K-Mart") and CVS Corp. ("CVS"), which in May 1997 merged with Revco D.S., Inc. ("Revco").

CERTAIN RELATIONSHIPS WITH ICC

          In September 1991, the Company entered into an agreement with ICC Industries Inc. ("ICC") pursuant to which ICC was granted a series of options and related preemptive rights to acquire a total of approximately 66.7% of the shares of the Company's Common Stock outstanding (as subsequently amended, the "ICC Option Agreement"). ICC is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products which had calendar 1997 sales in excess of $1 billion. ICC and its subsidiaries have offices in key business centers around the world and own numerous manufacturing plants. ICC has exercised all of its options and certain of the related preemptive rights and currently owns an aggregate of 19,635,894 shares of Common Stock, representing approximately 64.9% of the Company's outstanding Common Stock. In fiscal 1996, the Company sold 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock to ICC. Such shares of preferred stock are convertible into common stock at the election of the holder after 36 months from issuance. In addition, the Company purchases certain raw materials from ICC and previously leased equipment from ICC, or its affiliates. See "Certain Relationships and Related Transactions."

PRODUCTS

          Currently, the Company markets more than 120 different types of generic OTC products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen, acetaminophen and naproxen sodium), cough-cold preparations, sinus/allergy products and anti gastrointestinal relief products. In the fiscal years ended June 30, 1998, 1997 and 1996, sales of ibuprofen accounted for 39%, 38% and 41%, respectively, of the Company's total revenues. New products introduced in Fiscal 1998 include cimetidine, the generic equivalent to the brand name drug Tagamet(R) HB(TM) which is an acid reducer providing relief from heartburn, acid indigestion and sour stomach. The Company began shipping cimetidine in June 1998 after the FDA approved its abbreviated new drug application ("ANDA"). In the first month of fiscal 1999 the Company received FDA approval of its ANDA for ibuprofen capsules, equivalent to the national brand Advil(R) Gel Caplets.

          Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and the Company believes, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. The Company manufactures generic OTC products which it believes are chemically and therapeutically equivalent to such brand name products as Advil(R), Aleve(R), Anacin(R), Tylenol(R), Bufferin(R), Ecotrin(R), Motrin(R), Advil(R), Excedrin(R), Sominex(R), Maalox(R), Sudafed(R), Comtrex(R), Sinutab(R), Dristan(R), Dimetapp(R), Dexatrim(R), Dramamine(R), Actifed(R), Benadryl(R), Allerest(R) and Tagamet(R) HB(TM), among others.1

-------------------------
1 Such brand names, and other brand names mentioned herein, are registered marks of companies unrelated to PFI, unless otherwise noted.

          In fiscal 1998 the Company entered into two cooperative endeavors to expand its product offerings. In July, 1997 the Company entered into a joint venture with APG, Inc., through PFI LLC, a limited liability company owned in equal portions by APG, Inc. and the Company, to develop, manufacture and market certain healthcare products. APG is the second largest privately-owned contract packager of aerosol products in the United States. The first product marketed by this joint venture was a line of anti-fungal aerosols, which were first sold in July 1998.

MANUFACTURING

          In order to manufacture generic OTC products, the Company acquires raw materials from suppliers located in the United States and abroad, including ICC, an affiliate of the Company. During the fiscal year ended June 30, 1998, the Company purchased from ICC $2,707,000 of raw materials.

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

          Since January 1992, the Company has entered into various subleases of equipment and leasehold improvements from companies affiliated with ICC, for which the Company pays such affiliates fixed monthly fees. Such leases have various terms, expiring at different times between 1998 and 2001. In fiscal 1998, the Company assumed these subleases and is now making the lease payments directly to the leasing company previously associated with ICC. Upon expiration of the term of each lease, the Company is entitled to purchase the equipment for a price of $1.00. The Company no longer leases equipment or other capital items from ICC.

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

CUSTOMERS

          The Company's customers consist of over 50 retailers (including major national and regional drug, supermarket and mass-merchandise chains), wholesalers, distributors, and brand-name pharmaceutical companies. For fiscal 1998, 1997 and 1996, respectively, sales to retail drug and supermarket chains and mass merchandisers accounted for approximately 86%, 84%, and 85% of the Company's sales; bulk sales to wholesalers and distributors accounted for approximately 8%, 10% and 13% of the Company's sales and sales to brand-name pharmaceutical companies accounted for approximately 6%, 6% and 2% of the Company's sales. All of these sales consisted of products which the Company's customers sell under their own store brand or other labels.

          Sales to Walgreens were $14,422,000 (17%), $10,685,000 (14%) and
$7,609,000 (14%) for fiscal 1998, 1997 and 1996, respectively. Sales to Costco were $16,643,000 (20%), $12,343,000 (16%) and $6,508,000 (12%) for fiscal 1998,
1997 and 1996, respectively. Sales to Revco accounted for $12,930,000 (17%) and $11,078,000 (20%) of the Company's net sales for fiscal 1997 and 1996, respectively. (As noted above, in May 1997 Revco merged with CVS; sales to CVS after the merger with Revco did not exceed 10% of the Company's sales in fiscal
1998).

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

          The amounts of backlog orders at the end of fiscal 1998 and 1997 were not significant. International sales are not significant at this time.

SALES AND MARKETING

          The Company has 14 employees in sales and customer service. This staff and over 20 independent brokers sell the generic OTC pharmaceutical products and the marketing services of the Company to current and potential customers. There currently are five account teams servicing different geographic areas of the U.S., each headed by a sales director who works with a marketing director, a customer service representative and a management information systems specialist. A team is assigned to each retail customer, to focus on servicing that customer and make marketing recommendations to help build retail store brand business.

          The Company has 13 employees in marketing and graphic design who work with customers to develop and execute customized marketing programs directed at selling consumers on the therapeutic benefits of the OTC pharmaceutical store brands products.

RESEARCH AND DEVELOPMENT; PRODUCTS IN DEVELOPMENT

          The Company engages in a research and development program which seeks to develop and gain regulatory approval of products which are comparable to national brand products under the FDA OTC Drug Monograph process or the ANDA process. The Company has also recently engaged in R&D efforts related to certain prescription ("ethical") products and is exploring potential acquisition candidates or joint ventures to facilitate its entry into other drug categories.

          The Company maintains a staff of five employees in its product development department, as well as other support staff to assist its customers. The Company's research and development activities are primarily related to the determination of the formula and specifications of the product desired by a customer, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (I.E. tablet, caplet or capsule) and its packaging, as well as costs related to new products in development including costs associated with regulatory approvals. The Company's research and development expenditures in fiscal 1998, 1997 and 1996 were $904,000, $867,000 and $790,000, respectively.
The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what generic products are coming off patent in the near future and whether or not such products are appropriate for development by the Company. Expenditures in one year are not necessarily indicative of expenditures in future years. The Company expects to spend in fiscal 1999 between $1,200,000 and $1,500,000 on research and development activities consistent with its goal of continually increasing the Company's product line.

          In October 1993, the Company entered into an agreement with Farmacon, Inc. ("Farmacon"), the owner of certain proprietary information and technology relating to sucralfate tablets used for the treatment of ulcers, pursuant to which Farmacon and the Company agreed to develop sucralfate tablets. The contract grants the Company certain exclusive manufacturing, marketing and distribution rights with respect to such product in both the ethical and OTC markets. The agreement (which expires ten years after approval by the FDA of distribution of the product subject to certain rights to extend the agreement) provides that the cost of all clinical studies and the cost of obtaining regulatory approval will be borne by Farmacon, while the costs of raw materials and components used to produce clinical batches and to produce the product after regulatory approval will be borne by the Company. The Company has agreed, however, to contribute $600,000 (all of which has been contributed through the fiscal year 1998) to the development and approval process based on certain benchmarks as defined in the agreement. The parties further agreed that any "product profit" (as defined in the agreement) will be distributed 75% to Farmacon and 25% to the Company. An ANDA for the product was filed with the FDA in October 1996.

          The Company, in connection with ICC, has developed the OTC version of a cimetidine based H2 antagonist, for the relief from heartburn, acid indigestion and sour stomach. As noted above, an ANDA for this product was approved by the FDA in June 1998 and the Company began selling the OTC version of cimetidine immediately upon approval.

ENVIRONMENTAL MATTERS

          The prior owner of the Company's Edison, New Jersey manufacturing facility, Revco, has conducted a soil and groundwater cleanup of such facility, under the New Jersey Industrial Site Recovery Act ("ISRA"), as administered by the New Jersey Department of Environmental Protection ("NJDEP"). NJDEP has determined that the soil remediation was complete and has approved the groundwater remediation plan, subject to certain conditions. Revco began operating a groundwater remediation treatment system in 1995. Although CVS (as the successor to Revco) is primarily responsible for the entire cost of the cleanup, the Company guaranteed the cleanup. In addition, the Company agreed to indemnify the owner of the facility under the terms of the 1989 sale lease-back. If CVS defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, the Company may be required to make payment therefor. The likelihood of CVS, being unable to satisfy any claims which may be made against it in connection with the facility, however, are remote in the opinion of the Company. Accordingly, the Company believes that it will not have to bear any costs associated with remediation of the facility and it will not need to make any material capital expenditures for environmental control facilities.

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

          The FDA requires all new pharmaceutical products to be proven safe and effective before they may be commercially distributed in the United States. In order to prove the safety and efficacy of most pharmaceutical products, pharmaceutical companies are often required to conduct extensive preclinical (animal) and clinical (human) testing. Such testing is extensively regulated by the FDA.

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

          Some drug products (generic drug products) are capable of being approved for marketing by FDA via the ANDA process. An ANDA is submitted to FDA in order to demonstrate that a drug product is "bioequivalent" to a drug product that has already been approved by FDA for safety and effectiveness (i.e. an "innovator" drug product). Unlike an NDA, an ANDA is not required to contain evidence of safety and effectiveness. Rather, ANDAs for orally administered dosage forms typically contain "bioavailability" studies to demonstrate "bio-equivalence." Other dosage forms such as parenterals and topicals may have different requirements. FDA approvals of ANDA's generally take 18 to 24 months to obtain. As with NDAs, the filing of an ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

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

          If the final drug monographs require the Company to expend substantial sums to maintain FDA compliance, the Company could be materially, adversely affected. In the past, the Company's generic OTC products (with the exception of ibuprofen) have not required approval of NDAs or ANDAs. Certain products under development, however, require such approvals (see "Products - Products in Development"). The FDA has approved ANDA's in 200 mg., 300 mg., 400 mg., 600 mg. and 800 mg. dosage strengths for the Company's ibuprofen product (although, at present, the Company sells its ibuprofen products in the 200 mg. strength only). The Company has also obtained FDA approval of certain different colors and shapes for its 200 mg. ibuprofen product. The Company's naproxen sodium product received ANDA approval in fiscal 1997. The Company's cimetidine product received ANDA approval in fiscal 1998. In addition, the Company received ANDA approval for an ibuprofen capsule in the first month of fiscal 1999.

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

PATENTS AND TRADEMARKS

          ALLERFED(R), LEG EASE(R), HEALTH+CROSS(R) and HEALTH PHARM(R) are federally registered trademarks owned by the Company. To the extent that the Company's packaging and labeling of its generic OTC products may be considered similar to the brand name products to which they are comparable, and to the extent that a court may determine that such similarity may constitute confusion over the source of the product, the Company may be subject to legal actions under state and Federal statutes and case law to enjoin the use of the packaging and for damages.

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

EMPLOYEES

          As of August 30, 1998, the Company employed approximately 378 full-time employees. Of such employees, 251 are engaged in manufacturing activities and are covered by a collective bargaining agreement between the Company and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey ("Local 522"), which expires on October 24, 1998. Additionally, five of the Company's employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. The Company had 28 persons employed in sales and marketing, 43 administrative and operational employees and 51 laboratory technicians and scientists. The Company believes that its relations with its employees are satisfactory.

EXECUTIVE OFFICERS

          The executive officers of the Company as of September 15, 1998 are set forth below:

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

        Anthony Cantaffa      Vice President, New Business Development

        George Chin           Vice President, Sales

        Frank Marchese        Vice President, Finance; Chief Financial
                              Officer; Treasurer; Secretary

          The business experience of the Company's Executive Officers who are not Directors is set forth below; for the business experience of Executive Officers who are Directors, see Part III below:


          BRIAN W. BARBEE, age 48, has been Vice President of Scientific Affairs since 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory, between 1993 and 1995. He joined the Company in 1978 and became Director of Quality Assurance in 1982 and Director of Regulatory Affairs in 1988.

          DAVID BELAGA, age 42, has been Vice President, Marketing since 1996. Prior thereto he was a Senior Product Manager in marketing with American Home Food Products, a subsidiary of American Home Products Corporation (1995-1997) and Block Drug (1986-1994) and an Assistant Brand Manager at Pepsi-Cola Co. (1985-86).

          VICTOR BILLER, age 53, has been Vice President, Operations since July 1997. Prior thereto he was Group Manager Engineer at Johnson & Johnson's McNeil Consumer Products Company since 1988.

          ANTHONY CANTAFFA, age 55, has been the Company's Vice President, New Business Development since September 1997. He was Vice President, Mergers & Acquisitions from August 1995 until September 1997, Chief Financial Officer and Treasurer from 1988 until 1990 and from 1991 to 1995 and Chief Operating Officer from 1988 until 1995.

          GEORGE CHIN, age 45, has been Vice President, Sales since 1991. Mr. Chin was Field Sales Manager from 1989 until 1991. Prior to joining the Company, he was National Account Manager of Perrigo Company, a store brand health and beauty aids manufacturer, from 1986 to 1989 and District Supervisor of Beecham Products.

          FRANK MARCHESE, age 43, has been Vice President, Finance, Chief Financial Officer and Treasurer since 1995 and Secretary since 1996. He was Vice President, Finance and Administration of the Company's subsidiary Private Formulations, Inc. from 1992 until 1995 when it was merged into the Company. Mr. Marchese was formerly Vice President, Finance of Primex Plastics, Inc., a subsidiary of ICC Industries Inc., from 1989 to 1992. Mr. Marchese is a licensed Certified Public Accountant.

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

ITEM 3. LEGAL PROCEEDINGS

          CLAIMS RELATED TO MAX TESLER. In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the estate is seeking an award of not less than $5,500,000 in compensatory damages, $10,000,000 in punitive damages and such number of shares of Common Stock of the Company as would equal 10% of the total number of shares outstanding. For claimed tortuous conduct, the estate is seeking $20,000,000 for intentional infliction of emotional distress and $10,000,000 for PRIMA FACIE tort. The estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions. The claimed breaches of contract include failure to pay
(a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control, as defined, at the 1996 annual meeting and (c) death benefits. The claim for death benefits, however, was subsequently released by the estate.

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

          The children and a former spouse of Dr. Tesler (the "Teslers") have also raised certain claims arising out of the death of Dr. Tesler. The Teslers are seeking $1.46 million in death benefits allegedly due under an employment agreement and $550,000 in benefits allegedly due under a group life insurance policy. The Teslers are also seeking punitive damages, interest and attorneys fees in connection with the failure to pay benefits. The matter is presently scheduled for arbitration. The Company believes the Teslers' claims are without merit and intends to vigorously defend against the arbitration claim.

          In December 1995, the Company accrued the continuing salary due to Dr. Tesler for the period through December 1998. It has not made provision for any of the other amounts claimed, nor has it accrued any amounts due from the estate. As noted above, the Company believes that the claims by the estate are without merit and that the Company has valid offsetting claims. The Company intends to vigorously defend against the arbitration claim and to prosecute its claims against the estate.

          ROSENBLUM V. PFI. In 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by Marvin Rosenblum, seeking $3,500,000 in damages and other relief for claimed breach of an alleged employment agreement. The Company interposed counterclaims for fraud and related claims and claimed damages in the amount of $5,000,000. The case was dismissed with prejudice in April 1998. The plaintiff has filed an appeal seeking to have the case reinstated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          The Company's Common Stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the over-the-counter market (OTC Bulletin Boardsm, Pink Sheetstm symbol: PHFR). Trading to date has been limited and there can be no assurance that an active trading market will ever develop for the Common Stock. As of September 15, 1998, there were 1,752 holders of record of the Company's Common Stock. The following table sets forth the range of high and low closing bid quotations for the Common Stock as reported by National Quotation Bureau. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                             HIGH BID            LOW BID

Fiscal Year Ended June 30, 1997
   First Quarter...................          $1 3/16             $ 11/16
   Second Quarter..................           1                    25/32
   Third Quarter...................           1                    11/16
   Fourth Quarter..................           1 3/16                 5/8

Fiscal Year Ended June 30, 1998
   First Quarter...................          $25/32               $ 9/16
   Second Quarter..................             4/5                17/32
   Third Quarter...................           13/16                 9/16
   Fourth Quarter..................             3/4                  1/2


Fiscal Year Ending June 30, 1999
  First Quarter (through September
     15, 1998) .....................           $.55                 $.53

          The high bid and low asked price of the Common Stock on September 15, 1998, as reported by the National Quotation Bureau, were $.53 and $.60, respectively. On such date, there were approximately 4,850 beneficial holders of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below as of and for each of the fiscal years in the five-year period ended June 30, 1998 are derived from the consolidated financial statements of Pharmaceutical Formulations, Inc. and its subsidiaries, which financial statements have been audited by BDO Seidman, LLP, independent public accountants, whose report relating to the consolidated financial statements for the three years ended June 30, 1998 appears in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                                               YEARS ENDED JUNE 30,
                                         -----------------------------------------------------------
                                         1998        1997           1996          1995        1994
                                         -----------------------------------------------------------
                                                   (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA;
      Gross sales                       $85,179      $75,013       $57,572      $62,427      $57,386
      Net sales                          80,829       71,117        54,327        59,107      55,330
      Net income (loss)                   1,867        1,332        (3,465)       2,046        2,211
      Net income (loss) per share
       of Common Stock:
        Basic                               .06          .04         (.12)         .07           .08
        Diluted                             .05          .04         (.12)         .06           .07
      Weighted average common
       shares and dilutive securities
       outstanding1:
        Basic                             30,199       29,559       29,312       30,023       29,361
        Diluted                           36,710       36,242       29,312       32,520       32,350
         ------------------------

         1 See Note 2 of Notes to Consolidated Financial Statements as to the calculation of weighted average common and dilutive securities outstanding.

                                                                JUNE 30,
                                          ---------------------------------------------------------------
                                          1998          1997         1996         1995         1994
                                          ---------------------------------------------------------------
                                                                  (in thousands)
BALANCE SHEET DATA:
       Current assets                    $36,658      $29,939       $21,823      $24,759      $21,076
       Current liabilities                25,952       18,550        13,895       12,587       10,811
       Working capital                    10,706       11,389         7,928       12,172       10,265
       Total assets                       59,864       48,734        39,661       40,456       33,745
       Long-term debt and
        long-term capital
        lease obligations                 30,536       28,734        25,752       26,938      24,210
       Stockholders' equity (deficit)      3,055        1,077          (411)         454      (1,805)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT JUNE 30, 1998

          At June 30, 1998, the Company had working capital of $10,706,000 as compared to $11,389,000 in the prior year. Working capital at June 30, 1998 includes $14,861,000 of account receivable as compared to $8,917,000 in the prior year. The accounts receivable increase of $5,944,000 is a result of higher sales, especially sales which occurred in the last month of the fiscal year with the introduction of the Company's new product, Cimetidine. Working capital in 1998 also includes $20,096,000 of inventory as compared to $17,708,000 in the prior year. The inventory increase of $2,388,000 is a result of higher sales and the need to maintain inventories to support new customers obtained by the Company and increased purchases by previous customers. Working capital was reduced by an increase in accounts payable of $6,511,000 from $14,440,000 in 1997 to $20,951,000 in 1998. The increase in accounts payable is related to the increase in accounts receivable and inventory.

          The Company generated $2,009,000 in cash from operations in fiscal 1998. These funds, along with proceeds from the line of credit were used to purchase property and equipment ($2,993,000) and pay debt ($3,627,000).

          Capital expenditures for fiscal year ended June 30, 1998 were $5,703,000. Such expenditures related primarily to the continuing upgrade of the Company's manufacturing equipment and plant facilities. In addition, the Company is refining and improving its information systems to better serve its customers and meet its continuing information system needs.

          On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At June 30, 1998, the maximum availability was $17,500,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate of interest less 3/4%.

          The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through June 30, 1998 totaling $450,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid.

          The Company has a deferred tax asset of $1,831,000, before the valuation allowance at June 30, 1998, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years and therefore, has recorded a net deferred tax asset of $1,531,000 at June 30, 1998. The benefits of net operating loss carry forwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time. Accordingly, a valuation allowance of $300,000 was recorded at June 30, 1998 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

          The Company continues to take steps aimed at increasing sales and reducing costs to improve operating results and increase profitability. The Company intends to spend an estimated $5,000,000 of capital improvements in the fiscal year ending June 30, 1999 to increase manufacturing capacity and reduce costs. The Company anticipates that these capital expenditures will be funded through equipment lease financing. While the Company has in the past had no difficulty in obtaining such financing or meeting working capital needs there can be no assurance the Company will obtain the equipment lease financing or meet working capital needs in the future.

RESULTS OF OPERATIONS FOR FISCAL 1998 COMPARED TO FISCAL 1997

          Gross sales for the fiscal year ended June 30, 1998 were $85,179,000 compared to $75,013,000 in the prior fiscal year. This increase of $10,166,000 or 14% is the result of increased sales to existing customers and new customers obtained by the Company. In addition, the increased sales are the result of new products introduced by the Company such as Cimetidine, which was introduced late in the fourth quarter of fiscal 1998.

          Sales discounts and allowances were $4,350,000 or 5.1% of sales as compared to $3,896,000 or 5.2% of sales in the prior fiscal year.

          Two customers each represent over 10% of the Company's sales for the fiscal year ended June 30, 1998. These two customers are Walgreens and Costco. Sales to these two customers aggregated $31,065,000 (36%) as compared to $23,028,000 (31%) in the prior fiscal year.

          Cost of sales as a percentage of net sales was 76.6% of net sales as compared to 75.9% in the prior fiscal year. The increase in cost of sales as a percentage of net sales is due to the sales mix whereby a greater percentage of sales are in the private label (store brand) component of the business verses the bulk contract component, which component traditionally has a lower cost of sales percentage. In addition, in fiscal 1998 the Company launched new products utilizing new equipment which had higher waste and lower production efficiencies due to the beginning trials of the equipment. It is anticipated that such waste levels will be reduced and production efficiencies will increase as production of the new product utilizing such equipment is increased.

          Selling, general and administrative expenses were $12,296,000 in fiscal 1998 as compared to $10,325,000 in the prior fiscal year. The increase of $1,971,000 is mainly a result of increased marketing, sales and distribution costs to continually expand the Company's customer and product base.

          Research and development costs were $904,000 in the fiscal year ended June 30, 1998, compared to $867,000 in the prior fiscal year. The increase of $37,000 represents increased expenditures on research and development to develop new products. The Company expects to spend significantly more funds on research and development in the fiscal year ending June 30, 1999 as compared to the fiscal year ended June 30, 1998 to develop new products for future growth.

          Interest and other expenses were $3,903,000 in the fiscal year ended June 30, 1998 as compared to $3,754,000 in the prior fiscal year. The increase of $149,000 is mainly a result of increased borrowing to support higher accounts receivable and inventory requirements for the increased sales.

          Income tax expense in fiscal 1998 was a $39,000 benefit compared to a $882,000 expense in fiscal 1997. The decrease in the income tax is a result of a change in the deferred income tax asset of $741,000 which represents tax benefits realized in fiscal year 1998 and the recognition of tax benefits available for future years.

          Net income was $1,867,000 or $.06 basic earnings per share in the fiscal year ended June 30, 1998, as compared to $1,332,000 or $.04 basic earnings per share in the prior year period.

          The Company continues to take steps aimed at increasing profitability. The Company's business continues to shift from the higher profit margin bulk/contract business to the store brand (private label) business, which has lower profit margins and is extremely competitive. The steps which the Company is taking to increase profitability include: (a) adding both new customers and new products to increase sales volume and (b) reducing material costs and taking other cost-saving measures to improve profitability. There can be no assurance that such efforts will be successful in maintaining or improving the profitability of the Company.

RESULTS OF OPERATIONS FOR FISCAL 1997 COMPARED TO FISCAL 1996

          Gross sales for the fiscal year ended June 30, 1997 were $75,013,000 compared to $57,572,000 in the prior fiscal year. This increase of $17,441,000 or 30.3% is the result of new customers obtained by the Company and increased sales to existing customers. All three sectors of the Company's business -- private label (store brand), bulk and contract manufacturing -- had an increase in sales as compared to the prior period.

          Sales discounts and allowances were $3,896,000, or 5.2% of sales, in the fiscal year ended June 30, 1997, as compared to $3,245,000, or 5.6% of sales, in the prior fiscal year.

          Three customers each represent over 10% of the Company's sales for the fiscal year ended June 30, 1997. These three customers are Revco, Walgreens and Costco. Net sales to these three customers aggregated $35,958,000 (50.6%) as compared to $25,195,000 (46.4%) in the prior fiscal year. Revco merged with CVS in May 1997.

          Cost of sales as a percentage of net sales was 75.9% as compared to 82.1% in the prior fiscal year. The decrease in the cost of sales as a percentage of net sales is due to the higher sales volume, improved manufacturing efficiencies and overall cost containment.

          Selling, general and administrative expenses were $10,325,000 as compared to $9,143,000 in the prior fiscal year. The increase of $1,182,000 is mainly a result of increased marketing, selling and distribution costs to continually expand the customer and product base.

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

          The Company took steps to increase sales and reduce costs to increase the profitability of the Company. One of the Company's largest customers, Revco, merged with CVS in May of 1997. At the time of such merger, preliminary information indicated that sales and profits with the merged entity would be lower than the Company's previous sales and profits with Revco. The steps the Company took to reverse the possible negative effect of the Revco/CVS merger included: (a) adding customers and products to the current business to increase sales volume, (b) undertaking continued material costs reductions and other cost-saving measures as well as other actions to improve profitability.

EFFECTS OF INFLATION

          The Company does not believe that inflation had a material effect on its operations for the fiscal years ended June 30, 1998, 1997 or 1996, respectively.

YEAR 2000 COMPLIANCE

          The Company is in the process of analyzing and addressing what is known as the year 2000 (or "Y2K") issue. This issue has arisen because many existing computer programs use only two dates to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or systems failures. For instance, in connection with the Company's business it is necessary for the computers to calculate and place on product packaging the expiration dates of the Company's products, which currently run to years past 2000. The Company has at all times been able to address such problems, under prior and current computer systems. In fiscal 1998 the Company purchased and installed a completely new computer system, and installed all new software on such system. While such system and software were purchased to satisfy the needs of the Company caused by its expanded business, and would accordingly have been done whether or not there was a Y2K issue, such purchase also obviated the need to analyze the previous system and software for Y2K compliance and to fix any problems which such analysis disclosed. The Company believes that all of the newly-installed hardware and software is Y2K compliant and that the transfer of data from the previous system did not entail the transfer of non-complaint software or other Y2K deficiencies. The Company has a management information system ("MIS") director who has assessed the Company's compliance situation and the Company accordingly believes that all of its internal computer systems (both hardware and software) and embedded technology (to the extent that it is date sensitive) are currently Y2K compliant. The Company has not retained any outside services to conduct independent verification of the Company's compliance status and does not intend to hire any such service.

          The Company is currently commencing the process of contacting its key customers and vendors to ascertain their Y2K compliance to the extent that their problems could affect the Company. The Company expects to have completed that process by the end of fiscal 1999. The Company at this time cannot make any predictions as to the degree of compliance by such vendors and customers or the consequence of any noncompliance. The Company has not devised any back-up plans should any such customers' or vendors' Y2K problems affect the Company. After completion of its review of queries sent to such customers and vendors, the Company will assess the need for any contingency plans.

          No information technology projects have been deferred due to Y2K efforts. The Company is not in a position to determine what would be its most reasonably likely worst case Y2K scenario or any plan for handling such scenario. The expenses incurred to-date to achieve year 2000 compliance have not had a material impact on the Company's results of operations or financial condition. Based on the Company's current status of internal Y2K compliance and other preliminary information, the Company does not anticipate that any expenses yet to be incurred to achieve year 2000 compliance will have any material impact on the Company's results of operations or financial condition during the next two fiscal years. This prediction, however, may change if its later ascertained that one or more key customers or vendors may have Y2K compliance problems which could adversely affect the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED JUNE 30, 1998 FOR PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

       Report of Independent Certified Public Accountants    F-1

       Consolidated Financial Statements

         Balance Sheets at June 30, 1998 and 1997            F-2

         Statements of Operations for the Years
         Ended June 30, 1998, 1997 and 1996                  F-3

         Statements of Changes in Stockholders'
         Equity  (Deficiency) for the Years Ended
         June 30, 1998, 1997 and 1996                        F-4

         Statements of Cash Flows for the
         Years Ended June 30, 1998, 1997 and 1996            F-5

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

         Schedule II - Valuation and Qualifying Accounts     F-23

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.
                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         That portion of the Company's definitive 1998 Proxy Statement appearing under the caption "ELECTION OF DIRECTORS," is hereby incorporated by reference. The information regarding the executive officers of the Company who are not directors is contained under "Executive Officers" under Item 1 to this Report.

ITEM 11. EXECUTIVE COMPENSATION.

         That portion of the Company's definitive 1998 Proxy Statement appearing under the caption "EXECUTIVE COMPENSATION" is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         That portion of the Company's definitive 1998 Proxy Statement appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         That portion of the Company's definitive 1998 Proxy Statement appearing under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is hereby incorporated by reference.

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

             4.1  Indenture (1)

             4.2  New Indenture (2)

     (10)    MATERIAL CONTRACTS:

             10.1 Employment Agreement with Max A. Tesler dated February 1, 1984, as extended and amended (4)*

             10.2 Employment Agreement with Charles E. LaRosa dated April 4, 1997 (9)*

             10.3 Loan and Security Agreement dated August 4, 1989 between Fidelcor Business Credit Corporation (subsequently assumed by The CIT Group/Credit Finance, Inc. and the Registrant (formerly known as PharmaControl Corp.) (5)

             10.4 Agreement dated September 6, 1991 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (6)

             10.5 Agreement dated September 24, 1992 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

             10.6 Agreement dated March 29, 1993 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (8)

             10.7 Agreement dated May 8, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

             10.8 Agreement dated May 28, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

             10.9 Agreement dated May 24, 1993, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (8)

             10.10 Agreement dated September 26, 1997 between the Registrant and ICC Chemical Corporation regarding Cimetidine (10)

             10.11 Form of Warrant Agreement dated October 1, 1992 between the Registrant (formerly known as PharmaControl Corp.) and Max A. Tesler, Anthony Cantaffa, George Chin and Sandra J. Brown)(7)*

             10.12(A) 1994 Stock Option Plan, as amended September 1998 (11)*

             10.12(B) Form of option agreement under 1994 Stock Option Plan
(11)*

             10.13 Amendment, dated February 20, 1998, to Employment Agreement with Charles E. LaRosa (11)*

             10.14 Letter Agreement dated August 7, 1998 between The CIT Group/Credit Finance, Inc. and the Registrant amending the Loan and Security Agreement between the Registrant and Fidelcor Business Credit Corporation as assumed by The CIT Group/Credit Finance, Inc. (filed herewith)

     (11)    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS: not applicable

     (12)    STATEMENT RE COMPUTATION OF RATIOS: not applicable

     (13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS: not applicable

     (16)    LETTER RE CHANGE IN CERTIFYING ACCOUNTANT: not applicable

     (18)    LETTER RE CHANGE IN ACCOUNTING PRINCIPLES: not applicable

     (21) SUBSIDIARIES OF THE REGISTRANT: none other than such subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary as of the end of the year covered by this report.

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

(5) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 2, 1989; amended as set forth in Exhibit 10.14.

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

(11) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.


          (b) REPORTS ON FORM 8-K - The Registrant did not file any reports on Form 8-K during and since the last quarter of the fiscal year ended June 30, 1998.

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

Dated:  September 28, 1998

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      NAME                 TITLE                            DATE

/S/CHARLES E. LAROSA       President; Chief Executive        September 28, 1998
Charles E. LaRosa          Officer and a Director
                           (Principal Executive
                           Officer)

/S/FRANK MARCHESE          Vice President, Finance;          September 28, 1998
Frank Marchese             Chief Financial Officer;
                           Secretary and Treasurer
                           (Principal Financial Officer)

/S/JOHN L. ORAM            Chairman of the Board             September 28, 1998
John L. Oram

/S/RAY W. CHEESMAN         Director                          September 28, 1998
Ray W. Cheesman

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                                                                  CONTENTS

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-1

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                      F-2
   Statements of operations                                            F-3
   Statements of changes in stockholders' equity (deficiency)          F-4
   Statements of cash flows                                            F-5
   Notes to consolidated financial statements                     F-6-F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON FINANCIAL STATEMENT SCHEDULE                                    F-23

FINANCIAL STATEMENT SCHEDULE:
   Schedule II - Valuation and qualifying accounts                    F-24

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.

/S/ BDO Seidman, LLP
BDO Seidman, LLP

Woodbridge, New Jersey

August 21, 1998

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


JUNE 30,                                                                1998                       1997
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $    608,000              $  2,087,000
   Accounts receivable, net of allowance for doubtful accounts of
     $238,000 and $301,000                                            14,861,000                 8,917,000
   Inventories                                                        20,096,000                17,708,000
   Prepaid expenses and other current assets                             793,000                   927,000
   Deferred tax asset                                                    300,000                   300,000
--------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                            36,658,000                29,939,000
PROPERTY, PLANT AND EQUIPMENT, NET                                    21,441,000                18,075,000
OTHER ASSETS:
   Deferred tax asset                                                  1,231,000                   490,000
   Other assets                                                          534,000                   230,000
--------------------------------------------------------------------------------------------------------------------
                                                                    $ 59,864,000              $ 48,734,000
====================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                $    482,000              $    472,000
   Current portion of capital lease obligations (including
     $1,073,000 due to ICC in 1997)                                    2,898,000                 2,104,000
   Accounts payable                                                   20,951,000                14,440,000
   Accrued expenses                                                    1,394,000                 1,509,000
   Income taxes payable                                                  227,000                    25,000
--------------------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                        25,952,000                18,550,000
LONG-TERM DEBT, LESS CURRENT MATURITIES                               22,983,000                19,990,000
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES
   (INCLUDING $2,195,000 DUE TO ICC IN 1997)                           7,553,000                 8,744,000
DEFERRED GAIN ON SALE/LEASEBACK                                          321,000                   373,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $1.00 per share; 10,000,000 shares
     authorized; 2,500,000 shares issued outstanding                   2,500,000                 2,500,000
   Common stock, par value $.08 per share; 40,000,000 shares
     authorized; 30,253,320 and 29,880,350 shares issued and
     outstanding                                                       2,421,000                 2,391,000
   Capital in excess of par value                                     37,493,000                37,412,000
   Accumulated deficit                                               (39,359,000)              (41,226,000)
--------------------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY                                        3,055,000                 1,077,000
--------------------------------------------------------------------------------------------------------------------
                                                                    $ 59,864,000              $ 48,734,000
====================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED JUNE 30,                                                      1998                     1997                     1996
-----------------------------------------------------------------------------------------------------------------------------------
GROSS SALES                                                          $85,179,000              $75,013,000              $57,572,000
LESS: SALES DISCOUNTS AND ALLOWANCES                                   4,350,000                3,896,000                3,245,000
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                             80,829,000               71,117,000               54,327,000
-----------------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
   Cost of goods sold                                                 61,898,000               53,957,000               44,581,000
   Selling, general and administrative                                12,296,000               10,325,000                9,143,000
   Special compensation expense                                             -                        -                     678,000
   Research and development                                              904,000                  867,000                  790,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                      75,098,000               65,149,000               55,192,000
-----------------------------------------------------------------------------------------------------------------------------------
       INCOME (LOSS) FROM OPERATIONS                                   5,731,000                5,968,000                 (865,000)
-----------------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES (INCOME):
   Interest expense, including $276,000, $428,000
     and $488,000 in 1998, 1997 and 1996 from ICC                      3,982,000                3,865,000                3,553,000
   Other, net                                                            (79,000)                (111,000)                 (42,000)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       3,903,000                3,754,000                3,511,000
-----------------------------------------------------------------------------------------------------------------------------------
       INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                     1,828,000                2,214,000               (4,376,000)
INCOME TAXES (BENEFIT)                                                   (39,000)                 882,000                 (911,000)
-----------------------------------------------------------------------------------------------------------------------------------
       NET INCOME (LOSS)                                               1,867,000                1,332,000               (3,465,000)
PREFERRED STOCK DIVIDEND REQUIREMENT                                     200,000                  200,000                   50,000
-----------------------------------------------------------------------------------------------------------------------------------
      NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS          $ 1,667,000             $  1,132,000             $ (3,515,000)
===================================================================================================================================
NET INCOME (LOSS) PER SHARE:
   Basic                                                             $       .06             $        .04             $       (.12)
   Diluted                                                                   .05                      .04                     (.12)
===================================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED JUNE 30, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------


                                                 Preferred stock          Common stock
                                         -----------------------------   -----------------------    Capital In
                                                            Amount at     Shares       Amount At    Excess Of Par        Accumulated
                                         Shares issued      par value     Issued       Par Value       Value               Deficit
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1995                        -             $    -       29,311,816    $2,347,000  $37,200,000        $(39,093,000)
Preferred stock issuance                   2,500,000         2,500,000        -              -            -                  -
Shares issued in connection with
   exercise by ICC of preemptive rights        -                 -           75,926         6,000       13,000               -
Shares issued in connection with
   ICC agreement to key Company employees      -                 -           16,799         1,000        3,000               -
Shares issued in connection with
   conversion of 8.25% debentures              -                 -           34,273         2,000       26,000               -
Shares issued to officer and outside directors -                 -           70,000         5,000       44,000               -
Net loss                                       -                 -            -               -           -             (3,465,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                     2,500,000         2,500,000   29,508,814     2,361,000   37,286,000         (42,558,000)
Shares issued in connection with
   exercise by ICC of preemptive rights        -                 -          221,536        18,000       38,000               -
Shares issued in connection with settlement
   of litigation                               -                 -           50,000         4,000       46,000               -
Shares issued in connection with
   exercise of common stock warrants           -                 -          100,000         8,000       42,000               -
Net income                                     -                 -            -               -           -              1,332,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                     2,500,000         2,500,000   29,880,350     2,391,000   37,412,000         (41,226,000)
Shares issued in connection with
   exercise of common stock options            -                 -          300,000        24,000       51,000               -
Shares issued to officer and key
   Company employees                           -                 -           72,970         6,000       30,000               -
Net income                                     -                 -            -               -           -              1,867,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                     2,500,000        $2,500,000   30,253,320    $2,421,000  $37,493,000        $(39,359,000)
===================================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED JUNE 30,                                                         1998             1997                    1996
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $ 1,867,000      $ 1,332,000               $(3,465,000)
   Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                       2,509,000        2,271,000                 1,662,000
        Amortization of bond discount and deferred financing costs            162,000          141,000                   135,000
        Amortization of deferred gain on sale of building                     (52,000)         (52,000)                  (52,000)
        Shares issued to key Company employees                                 17,000             -                        4,000
        Shares issued in settlement of litigation                                -              50,000                       -
        Shares issued to officer and outside directors                         19,000             -                       49,000
        Deferred income taxes                                                (741,000)         360,000                   250,000
   Changes in current assets and liabilities:
      Increase in accounts receivable                                      (5,944,000)        (406,000)                 (418,000)
      (Increase) decrease in inventories                                   (2,388,000)      (7,988,000)                5,195,000
      (Increase) decrease in other current assets                             134,000         (180,000)                  (51,000)
      (Increase) decrease in income tax receivable                               -           1,161,000                (1,161,000)
      Increase in accounts payable, accrued expenses
        and income taxes payable                                            6,426,000        4,543,000                 1,015,000
-----------------------------------------------------------------------------------------------------------------------------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,009,000        1,232,000                 3,163,000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment, net                          (2,993,000)      (2,007,000)               (2,317,000)
   Decrease (increase) in other assets                                       (304,000)          41,000                    29,000
-----------------------------------------------------------------------------------------------------------------------------------
           NET CASH USED IN INVESTING ACTIVITIES                           (3,297,000)      (1,966,000)               (2,288,000)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings (repayments) under the line of credit                         3,361,000        4,399,000                (1,342,000)
   Principal repayments of long-term debt                                    (520,000)        (934,000)                 (707,000)
   Principal repayments of capital leases                                  (3,107,000)      (2,034,000)               (1,684,000)
   Refinancing of capital leases                                                 -                -                      968,000
   Issuance of preferred stock                                                   -                -                    2,500,000
   Issuance of common stock, less offering and registration costs              75,000          106,000                    19,000
-----------------------------------------------------------------------------------------------------------------------------------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (191,000)       1,537,000                  (246,000)
-----------------------------------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (1,479,000)         803,000                   629,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                2,087,000        1,284,000                   655,000
-----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   608,000      $ 2,087,000               $ 1,284,000
===================================================================================================================================

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE     Pharmaceutical Formulations, Inc. (the "Company" or
   BUSINESS AND      "PFI") is primarily engaged in the manufacture and
   RELATED PARTIES   and distribution of over-the-counter solid dosage
                     pharmaceutical products in tablet, caplet and capsule form, which are sold under customers' private labels. The Company also supplies bulk products to secondary distributors and repackers as well as smaller competitors who do not have sophisticated research and development departments. The
                     Company also engages in contract manufacturing of selected branded products for well known major pharmaceutical companies. The Company also is engaged in the testing and research and development of new drug and health care products.

                     In September 1991, the Company entered into an option agreement with ICC Industries Inc. ("ICC"), which, as amended at various dates (the "Option Agreement"), provided for options and related preemptive rights to acquire a total of 66.67% of the number of shares of the Company's common stock outstanding after exercise of all options. ICC has exercised all of its options and certain preemptive rights and miscellaneous options pursuant to the Option agreement. The number of shares issued to ICC through June 30, 1998 was 19,857,430 at option prices ranging from $.1036 to $.75 per share.

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

                     ICC exercised the following preemptive rights in 1997 and 1996 (no preemptive rights were exercised in 1998) at a price of $.25 per share:

                                                            1997        1996
                     ----------------------------------------------------------
                     Shares under preemptive rights        221,536    75,926
                     ==========================================================

                     ICC, a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, with calendar year 1997 sales in excess of $1 billion, has offices in key business centers around the world and owns numerous manufacturing plants. In addition, ICC supplies certain inventory and has in the past provided equipment financing to the Company (in 1998, these leases were assigned to the Company). ICC has also indicated its intention to pursue joint venture arrangements or other forms of business transactions between the Company and foreign pharmaceutical companies seeking to market, distribute and sell products in the United States.

                     In connection with the ICC Option Agreement, several key employees were granted, and have the right in the future to receive, shares of the Company's common stock. The Company issued 10,768 and 16,799 shares of common stock to these employees in 1998 and 1996, respectively.

                     The following transactions with ICC, are reflected in the consolidated financial statements as of or for the years ended June 30, 1998, 1997 and 1996:

                     JUNE 30,                1998           1997        1996
                     ----------------------------------------------------------
                     Inventory purchases  $2,707,000    $1,226,000    $ 795,000
                     Services and finance
                       fees                  276,000       428,000      488,000
                     Accounts payable
                       to ICC              3,254,000       786,000      334,000
                     Equipment lease
                      obligations due ICC      -         3,268,000    4,635,000
                     Other receivables
                      from ICC                 -           213,000      213,000
                     ==========================================================

2. SUMMARY OF        PRINCIPLES OF CONSOLIDATION
   SIGNIFICANT       The accompanying consolidated financial statements
   ACCOUNTING        include the accounts of the Company and its
   POLICIES          wholly-owned subsidiaries. All references to the
                     "Company" include its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

                     EARNINGS PER SHARE

                     Effective December 15, 1997, the Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options and warrants. As required, SFAS 128 was retroactively applied to the prior periods presented. There was no impact to the prior period amounts.

                     CONCENTRATION OF CREDIT RISK

                     Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash on delivery basis only. At June 30, 1998, approximately 54% of the accounts receivable balance was represented by five customers. At June 30, 1997, approximately 47% of the accounts receivable balance was represented by four customers.

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

                     LONG-LIVED ASSETS

                     Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of," which provides guidance on how and when impairment losses are recognized on long-lived assets. This statement did not have a material impact on the financial position or results of operations of the Company. No impairment losses have occurred through June 30, 1998.

                     STOCK BASED COMPENSATION

                     Effective July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." The Company chose to apply APB Opinion 25 and related interpretations in accounting for its stock options. As a result, this statement did not have an effect on the financial position or results of operations of the Company.

                     NEW ACCOUNTING PRONOUNCEMENTS

                     In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 addresses standards for reporting and display of comprehensive income and its components and SFAS No. 131 requires disclosure of reportable operating segments. Both statements are effective for the Company's 1999 fiscal year. The adoption of these pronouncements is not expected to effect the Company's financial statements.

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

                     COLLECTIVE BARGAINING AGREEMENT

                     Substantially all of the Company's non-management employees are covered by a collective bargaining agreement which expires in October 1998.

3.  INVENTORIES      Inventories consist of the following:

                       JUNE 30,                      1998            1997
                     -----------------------------------------------------------
                     Raw materials              $  6,589,000    $ 5,707,000
                     Work in process                 717,000        841,000
                     Finished goods               12,790,000     11,160,000
                     ----------------------------------------------------------
                                                 $20,096,000    $17,708,000
                     ==========================================================

4. PROPERTY, PLANT   Property, plant and equipment consist of the following:
   AND EQUIPMENT

                     JUNE 30,                       1998              1997
                     ----------------------------------------------------------
                     Land and building          $ 8,348,000     $  8,348,000
                     Leasehold improvements       5,175,000        4,337,000
                     Machinery and equipment     21,875,000       18,057,000
                     Other                        3,126,000        1,907,000
                     ----------------------------------------------------------
                                                 38,524,000       32,649,000
                     Less: Accumulated
                      depreciation and
                      amortization               17,083,000       14,574,000
                     ----------------------------------------------------------
                                                $21,441,000      $18,075,000
                     ----------------------------------------------------------

                     The net book value of property, plant and equipment under capital leases was $11,817,000 and $10,280,000 at June 30, 1998 and 1997, respectively.

5.  LONG-TERM DEBT   Long-term debt and capital lease obligations consist
    AND CAPITAL      of the following:
    LEASE OBLIGATIONS

                                       JUNE 30,                       1998                   1997
                                       ----------------------------------------------------------------------------
                                                                    LONG-TERM    CAPITAL     Long-Term      Capital
                                                                      DEBT       LEASES        Debt         Leases
                                       ----------------------------------------------------------------------------
                                      Revolving/
                                       term loans (a)               $18,500,000   $ -         $15,542,000     $  -
                                      Convertible subordinated
                                       debentures, $1,000
                                        face value (less
                                        unamortized discount
                                        of $1,629,000 and
                                        $1,791,000)(b)                3,567,000     -           3,405,000        -
                                      Convertible
                                        subordinated debentures,
                                        $570,000 face value (c)         758,000     -             805,000        -
                                      New Jersey Economic
                                        Development Authority
                                        Loan (d)                        640,000     -             710,000        -
                                      Building sale
                                        /leaseback (e)                     -      5,343,000          -        5,880,000
                                      Capital equipment
                                        lease obligations (f)              -      5,108,000          -        4,968,000
                                     -----------------------------------------------------------------------------------
                                                                     23,465,000  10,451,000    20,462,000    10,848,000
                                      Less: Current portion             482,000   2,898,000       472,000     2,104,000
                                    ------------------------------------------------------------------------------------
                                                                    $22,983,000 $ 7,553,000   $19,990,000   $ 8,744,000
                                    ====================================================================================

                     (a) On August 7, 1998, the Company modified its line of
                         credit and equipment term loan with its lending institution. The maximum available funds under this modification are $25,000,000. Advances under the revolving loans are limited to the sum of eligible accounts receivable and up to $12,500,000 of eligible inventory, as defined. The term loan was refinanced to a total of $1,200,000 and is payable in 36 monthly installments of $30,000, with the then outstanding balance due on August 7, 2001. The revolving loan is also due on that date. The term loan and the revolving loan are secured by substantially all of the assets of the Company and bear interest, payable monthly, at the prime rate (8 1/2% at June 30, 1998), minus 3/4%. In the event of default, the interest rate will increase by 2%.

                         The loan agreement contains certain loan covenants, which, among other things, prohibit the Company from making dividend payments, limit the Company's annual capital expenditures and require the Company to maintain minimum working capital and net worth.

                     (b) At June 30, 1998, the Company has 5,196 units
                         outstanding con- sisting of a $1,000 principal amount 8% convertible subordinated debenture due June 15, 2002 (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $48 per share. The 8% Debentures are redeemable at the option of the Company under certain circum- stances at par, plus an applicable premium, as defined.

                     (c) On June 30, 1998, the Company has 1,753 units
                         outstanding consisting of $325 principal amount 8 1/4% convertible debentures due June 15, 2002 (which includes $570,000 face value and interest through maturity of $188,000). Interest is payable annually on June 30. The holders of the 8 1/4% Debentures may convert them at any time into shares of common stock at a conversion price of $.55 per share. The Company has no right to redeem the 8 1/4% Debentures.

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

                     (e) In August 1989, PFI entered into a sale and leaseback
                         of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent is $107,000 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commence-ment and on each thirtieth month thereafter. On February 1, 1997, the monthly base rent increased to $139,000. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the gain on the sale and leaseback of approximately $750,000 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348,000), assuming a 13 1/4% inter- est rate factor, and is being amortized over the term of the lease.

                     (f) The Company leases various equipment under capital
                         lease agreements. The terms of the leases vary from three to five years with monthly rentals of approximately $240,000.

                         The Company's debt and obligations under capital leases mature in fiscal years ending June 30 as follows:


                                           Capital Lease       Long-Term
                                            Obligations          Debt
                    -----------------------------------------------------------
                     1999                   $ 4,084,000       $  482,000
                     2000                     3,627,000          315,000
                     2001                     2,655,000           80,000
                     2002                     1,809,000       22,588,000
                     2003                     1,669,000            -
                     Thereafter               1,807,000            -
                     ----------------------------------------------------------
                     Total payments          15,651,000      $23,465,000
                                                           =============
                     Less: Amount
                      representing interest    5,200,000
                     ------------------------------------
                     Present value of net
                      minimum lease payments $10,451,000
                     ====================================

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

                     CONTINGENCIES

                     In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the estate is seeking an award of $5,500,000 in compensatory damages, $10,000,000 in punitive damages and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding. For claimed tortuous conduct, the estate is seeking $20,000,000 for intentional infliction of emotional distress and $10,000,000 for prima facie tort. The estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions.

                     The claimed breaches of contract include failure to pay (a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control, as defined, at the 1996 annual meeting and (c) death benefits. The claim for death benefits, however, was subsequently released by the Estate.

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

                     The children and a former spouse of Dr. Tesler (the "Teslers") have also raised certain claims arising out of the death of Dr. Tesler. The Teslers are seeking $1.46 million in death benefits allegedly due under an employment agreement and $550,000 in benefits allegedly due under a group life insurance policy. The Teslers are also seeking punitive damages, interest and attorneys fees in connection with the failure to pay benefits. The matter is presently scheduled for arbitration. The Company believes the Teslers' claims are without merit and intends to vigorously defend against the arbitration claims.

                     In December 1995, the Company accrued the continuing salary due to Dr. Tesler for the period through December 1998. It has not made provision for any of the other amounts claimed, nor has it accrued any amounts due from the estate. As noted above, the Company believes that the claims are without merit and that the Company has valid offsetting claims. The Company intends to vigorously defend against the arbitration claim and to prosecute its claims against the estate.

                     In 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by Marvin Rosenblum, seeking $3,500,000 in damages and other relief for claimed breach of an alleged employment agreement. The Company interposed counterclaims for fraud and related claims and claimed damages in the amount of $5,000,000. The case was dismissed with prejudice in April 1998. The plaintiff has filed an appeal seeking to have the case reinstated.

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

7. INCOME TAXES      Income taxes (benefit) consist of the following federal
                     taxes:

                                            1998           1997          1996
                     -----------------------------------------------------------
                     Current            $ 702,000       $522,000  $(1,161,000)
                     Deferred            (741,000)       360,000      250,000
                     ----------------------------------------------------------
                     Total income
                       taxes (benefit)   $(39,000)      $882,000  $  (911,000)
                     ==========================================================

                     The Company's income taxes (benefit) differ from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax income as a result of the following:

                                                    1998      1997        1996
                     -----------------------------------------------------------
                     Statutory U.S. tax        $ 622,000  $753,000 $(1,488,000)
                     Increase (decrease)
                      resulting from:
                     State income taxes          110,000   133,000    (262,000)
                     Expiration of state
                      net operating loss
                      carryforwads                42,000      -           -
                     Net change in valuation
                      account                 (1,054,000)   30,000     681,000
                     Other                       241,000   (34,000)    158,000
                     ----------------------------------------------------------
                     Effective income
                      taxes (benefit)          $ (39,000) $882,000   $(911,000)
                     ==========================================================

                     The Company utilized tax loss carryforwards of approximately $165,000, $1,150,000, $0 for U.S. regular tax purposes during each of the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

                     As of June 30, 1998, the Company had available net operating losses of approximately $1,485,000 for U.S. regular tax purposes, which expire through 2007. The utilization of such losses, which were generated prior to September 1991 is limited to approximately $166,000 per year for U.S. regular tax purposes due to the change in ownership resulting from the ICC investment. State income tax net operating loss carryforwards of approximately $11,254,000, which expire through 2003, are available to the Company.

                     Deferred tax assets are comprised of the following temporary differences at June 30:

                                                             1998        1997
                     ----------------------------------------------------------
                     Tax benefit of state income tax
                      net operating loss carryforwards     $ 675,000  $ 827,000

                     Tax benefit of federal income tax
                       net operating loss carryforwards      505,000    564,000

                     Depreciation                            (41,000)   (95,000)

                     Deferred gain on sale/leaseback
                      of building                            109,000    127,000

                     Basis difference 8 1/4% bonds as
                      a result of restructuring               64,000     80,000

                     Capitalized inventory costs             120,000    153,000

                     Deferred compensation                   155,000    155,000

                     Allowance for doubtful accounts          81,000    102,000

                     Alternative minimum tax carryforward    163,000    231,000
                     ----------------------------------------------------------
                     Gross deferred tax asset              1,831,000  2,144,000

                     Valuation allowance                    (300,000)(1,354,000)
                     ----------------------------------------------------------
                     Net deferred tax asset               $1,531,000 $  790,000
                     ==========================================================

                     The Company has forecasted profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of $1,531,000 at June 30, 1998. The benefits of net operating loss carryforwards and other temporary differences that are estimated to take more than a few years to realize cannot be reasonably determined at this time due to the Company's inconsistent operating results in the past. Accordingly, a valuation allowance of $300,000 was recorded at June 30, 1998 to provide for this uncertainty.

8. COMMON STOCK,     The Company has granted options to employees, directors
   OPTIONS AND       and others  under various stock option plans, lending
   WARRANTS          arrangements, and under the ICC Option Agreement to key
                     employees.

                     The following is a summary of stock options and warrants issued, exercised, forfeited or cancelled for the period July 1, 1995 through June 30, 1998 (not including ICC preemptive rights or additional shares issuable to management in connection with ICC preemptive rights):

                                                             Weighted - Average
                                                  Shares         Exercise Price
                    -----------------------------------------------------------
                    Outstanding - June 30, 1995   1,820,775         $ .93

                    Issued                          130,000         $ .62

                    Forfeited                      (213,975)        $2.96
                    -----------------------------------------------------------
                    Outstanding - June 30, 1996   1,736,800         $ .64

                    Issued                          501,750         $ .84

                    Exercised                      (100,000)        $ .50

                    Forfeited                      (399,850)        $ .96
                    -----------------------------------------------------------
                    Outstanding - June 30, 1997   1,738,700         $ .62

                    Issued                          349,000         $ .85

                    Exercised                      (300,000)        $ .25

                    Forfeited                       (40,700)        $ .85
                    -----------------------------------------------------------
                    Outstanding - June 30, 1998   1,747,000         $ .77
                    ===========================================================
                    Exercisable - June 30, 1998   1,254,000         $ .76
                    ===========================================================

                     The following table summarizes information about stock options outstanding at June 30, 1998:


                                                    Options Outstanding                          Options Exercisable
                                                   -------------------------                   ---------------------
                                                    Number Out-      Weighted                    Number
                               Range of             standing at     Average Re-    Weighted      Exercisable     Weighted
                               Exercise             June 30,        maining Life   Average Ex-    at June 30,    Average Ex-
                               Prices               1998             (Years)       ercise Price    1998          ercise Price
                               -----------------------------------------------------------------------------------------------
                               $ .48 to $.91         788,000         2.0          $ .84           644,000         $ .84
                               $ .78 to .84          349,000         4.4            .84               -              -
                               $ .75                 110,000          .6            .95           110,000           .75
                               $ .50                 400,000          .3            .50           400,000           .50
                               $1.00                 100,000           2           1.00           100,000          1.00
                              ------------------------------------------------------------------------------------------------
                                                   1,747,000                                    1,254,000
                              ================================================================================================

                     The weighted average fair market value of options granted during the years ended June 30, 1998, 1997 and 1996 were $.54, $.36 and $.37, respectively.

                     As of June 30, 1998, substantially all outstanding stock options expire at various dates through fiscal 2002. These options were granted at prices which were at or above quoted market value on the dates granted.

                     The Company has adopted the disclosures only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value at the date of grant consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reflected in the pro forma amounts indicated below:


                     JUNE 30,                     1998       1997        1996
                    -----------------------------------------------------------
                    Net income (loss)
                      -as reported          $1,867,000   $1,332,000 $(3,465,000)
                    Net income-pro forma     1,772,000    1,282,000  (3,480,000)
                    ===========================================================

                     The application of SFAS No. 123 had no effect on the Company's net income per share-basic and net income per share-diluted during the years ended June 30, 1998, 1997 and 1996.

                     The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 47%, 35% and 35% for 1998, 1997 and 1996, respectively, risk-free interest rate of 5.9%, 6.06% and 6.06% for 1998, 1997 and 1996, respectively, expected lives of 5 years and no dividend yield for all three years ended 1998.

9. PREFERRED STOCK   On April 8, 1996, the Company sold 2,500,000 shares of
                     Series A Preferred Stock to ICC for an aggregate of $2,500,000. The preferred stock is redeemable at the option of PFI and convertible into common stock of the Company by ICC at any time after 36 months at the lower of market price of the common stock of the Company or $2.00 per share. The preferred stock sold to ICC pays dividends at the rate of $.08 per share, payable semi-annually on January 1st and July 1st each year and is cumulative and non-participating. Preferred stock dividends in arrears totaled $450,000 as of June 30, 1998.


10. MAJOR CUSTOMER   For the years ended June 30, 1998, 1997 and 1996, 17%, 14%
    AND PRODUCTS     and 14%, respectively, of consolidated net sales were
                     derived from Walgreen Company. Costco Wholesale accounted for 20%, 16% and 12% of consolidated net sales for each of the three years in the period ended June 30, 1998, 1997 and 1996, respectively. Sales to Revco accounted for 17% and 20% of consolidated net sales for the years ended June 30, 1997 and 1996, respectively.

                     For the years ended June 30, 1998, 1997 and 1996, sales of ibuprofen represented 39%, 38% and 41% of consolidated net sales, respectively.

                                             PHARMACEUTICAL FORMULATIONS, INC.
                                                             AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. EARNINGS PER   The following data shows the amounts used in computing
    SHARE          earnings per share and the effect on income and the
                   weighted average number of shares of dilutive potential common stock:

                                              1998           1997         1996
                   ----------------------------------------------------------
                   Net income (loss)      $1,867,000   $1,332,000   $(3,465,000)
                   Less: Preferred
                    dividends                200,000      200,000        50,000
                   ----------------------------------------------------------
                   Net income available
                    to common shareholders
                    used in basic earnings
                    per share              1,667,000    1,132,000    (3,515,000)
                   Convertible preferred
                    stock dividends          200,000      200,000        50,000
                   ----------------------------------------------------------
                   Income available to
                    common stockholders
                    after assumed
                    conversions of
                    dilutive securities     $1,867,000   $1,332,000 $(3,465,000)
                   ===========================================================
                   Weighted average number
                    of common shares
                    used in basic earnings
                    per share               30,199,000   29,559,000  29,312,000
                   Effect of dilutive
                    securities:
                   Stock options/warrants      400,000      688,000        -
                   Convertible preferred
                    stock                    3,788,000    3,472,000        -
                   Convertible bonds         2,323,000    2,523,000        -
                   -----------------------------------------------------------
                   Weighted average number
                    of common shares
                    and dilutive securities 36,710,000   36,242,000  29,312,000
                   ===========================================================

                     In 1998, options and warrants for 1,137,000 shares of common stock were not included in computing diluted earnings per share nor were bonds convertible into 108,000 common shares because their effects were antidilutive.

                     In 1997, options and warrants for 829,000 shares of common stock were not included in computing diluted earnings per share nor were bonds convertible into 108,000 common shares because their effects were antidilutive.

                     In 1996, no options, warrants or other dilutive securities were included in diluted earnings per share due to the net loss.

12. SUPPLEMENTAL    Supplemental disclosures of cash flow information:
    CASH FLOW
    INFORMATION

                                                 1998        1997       1996
                    -----------------------------------------------------------
                    Cash paid during the year:

                    Interest                  $3,820,000  $3,724,000  $3,463,000

                    Income taxes                 330,000     300,000        -
                    ===========================================================

                    Supplemental non-cash investing and financing information:


                                                1998        1997        1996
                    -----------------------------------------------------------
                    Issuance of common stock
                     upon conversion of
                     debentures              $   -        $  -      $  28,000
                    ===========================================================

                     Capital lease obligations of $2,710,000, $1,537,000 and $1,801,000 were incurred when the Company entered into various leases in 1998, 1997 and 1996, respectively.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


The audits referred to in our report dated August 21, 1998 relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
BDO Seidman, LLP

Woodbridge, New Jersey

August 21, 1998

                        PHARMACEUTICAL FORMULATIONS, INC.
                                AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                         Additions                       Deductions
                                       Balance at        charged to                      write-offs
                                       beginning of      costs &       Charge to         uncollectible       Balance at end
Allowance for doubtful accounts        period            expense       other accounts     accounts            of period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1998              $301,000          $60,000          $   -            $123,000            $238,000

Year ended June 30, 1997               300,000            1,000              -                -                301,000

Year Ended June 30, 1996               333,000           68,000              -             101,000             300,000
===================================================================================================================================

                                  EXHIBIT INDEX

(3)  ARTICLES OF INCORPORATION AND BY-LAWS:

     3.1 Articles of Incorporation, as amended (3)

     3.2 By-laws, as amended (3)

(4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

     4.1 Indenture (1)

     4.2 New Indenture (2)

(10) MATERIAL CONTRACTS:

     10.1 Employment Agreement with Max A. Tesler dated February 1, 1984, as extended and amended (4)*

     10.2 Employment Agreement with Charles E. LaRosa dated April 4, 1997 (9)*

     10.3 Loan and Security Agreement dated August 4, 1989 between Fidelcor Business Credit Corporation (subsequently assumed by The CIT Group/Credit Finance, Inc. and the Registrant (formerly known as PharmaControl Corp.) (5)

     10.4 Agreement dated September 6, 1991 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (6)

     10.5 Agreement dated September 24, 1992 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

     10.6 Agreement dated March 29, 1993 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (8)

     10.7 Agreement dated May 8, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

     10.8 Agreement dated May 28, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

     10.9 Agreement dated May 24, 1993, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (8)

     10.10 Agreement dated September 26, 1997 between the Registrant and ICC Chemical Corporation regarding Cimetidine (10)

     10.11 Form of Warrant Agreement dated October 1, 1992 between the Registrant (formerly known as PharmaControl Corp.) and Max A. Tesler, Anthony Cantaffa, George Chin and Sandra J. Brown)(7)

     10.12(A) 1994 Stock Option Plan, as amended September 1998 (11)*

     10.12(B) Form of option agreement under 1994 Stock Option Plan (11)*

     10.13 Amendment, dated February 20, 1998, to Employment Agreement with Charles E. LaRosa (11)*

     10.14 Letter Agreement dated August 7, 1998 between The CIT Group/Credit Finance, Inc. and the Registrant amending the Loan and Security Agreement between the Registrant and Fidelcor Business Credit Corporation as assumed by The CIT Group/Credit Finance, Inc. (filed herewith)

(23) CONSENT OF EXPERTS AND COUNSEL: consent of the Independent Public
Accountants

(27) FINANCIAL DATA SCHEDULE: attached

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

(5) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated August 2, 1989; amended as set forth in Exhibit 10.14.

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

(11) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.