Form 10-Q
period 1998-09-30
PHARMACEUTICAL FORMULATIONS INC
filed 1998-11-16
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:              SEPTEMBER 30, 1998
                                                      ------------------
                                       OR


/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF  1934 For the Transition Period From _____ to ________


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


The number of shares outstanding of common stock, $.08 par value, as of October 31, 1998 was 30,253,320.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION

Item 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS
                                                                        September 30,          June 30,
                                                                            1998                1998
                                         ASSETS                         (Unaudited)           (Note 1)
CURRENT ASSETS                                                         ---------------       --------------
        Cash                                                              $   26,000          $   608,000
        Accounts receivable - net of allowance for doubtful
         accounts of $313,000 and $238,000                                17,301,000           14,861,000
        Inventories                                                       22,148,000           20,096,000
        Prepaid expenses and other current assets                            784,000              793,000
        Deferred tax asset                                                   300,000              300,000
                                                                         -----------          -----------
          Total current assets                                            40,559,000           36,658,000

PROPERTY, PLANT AND EQUIPMENT
        Net of accumulated depreciation and amortization of
         $17,700,000 and $17,083,000                                      21,672,000           21,441,000


OTHER ASSETS
        Deferred tax asset                                                 1,231,000            1,231,000
        Other assets                                                         720,000              534,000
                                                                        ------------         ------------
                                                                        $ 64,182,000         $ 59,864,000
                                                                        ============         ============
                                    LIABILITIES AND STOCKHOLDERS'
                                         EQUITY

CURRENT LIABILITIES
        Current portion of long-term debt                                $   482,000         $    482,000
        Current portion of capital lease obligations                       2,789,000            2,898,000
        Accounts payable                                                  17,797,000           20,951,000
        Income taxes payable                                                 187,000              227,000
        Accrued expenses                                                   2,049,000            1,394,000
                                                                         -----------         -------------
          Total current liabilities                                       23,304,000           25,952,000

LONG TERM DEBT                                                            29,260,000           22,983,000

LONG TERM CAPITAL LEASE OBLIGATIONS                                        8,340,000            7,553,000

DEFERRED GAIN ON SALE/LEASEBACK                                              308,000              321,000

STOCKHOLDERS' EQUITY

        Preferred stock - par value $1.00 per share;
          10,000,000 shares authorized;  2,500,000 shares                  2,500,000            2,500,000
          issued and outstanding
        Common stock - par value $.08 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 30,253,320 shares                       2,421,000            2,421,000
        Capital in excess of par value                                    37,493,000           37,493,000
        Accumulated deficit                                              (39,444,000)         (39,359,000)
                                                                        -------------        -------------
          Total stockholders' equity                                       2,970,000            3,055,000
                                                                        -------------        -------------
                                                                        $ 64,182,000         $ 59,864,000
                                                                        =============        =============

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                          September 30,
                                                                  1998                  1997
                                                               (Unaudited)           (Unaudited)
                                                               ------------          -----------
REVENUES
  Gross sales                                                  $19,440,000          $19,045,000
  Less: Sales discounts
    and allowances                                                 854,000              891,000
                                                               -------------        -------------
  Net sales                                                     18,586,000           18,154,000

COST AND EXPENSES
  Cost of goods sold                                            14,068,000           13,593,000
  Selling, general and
    administrative                                               3,283,000            2,747,000
  Research and
    development                                                    234,000              281,000
                                                               -------------        -------------
                                                                17,585,000           16,621,000

INCOME FROM OPERATIONS                                           1,001,000            1,533,000

OTHER INCOME (EXPENSE)
  Interest expense                                             ( 1,129,000)          (1,022,000)
  Other                                                              3,000           (   91,000)
                                                               -------------        -------------
                                                               ( 1,126,000)          (1,113,000)

INCOME/(LOSS)BEFORE
  INCOME TAXES                                                 (   125,000)             420,000

INCOME TAXES/(BENEFIT)                                         (    40,000)             142,000
                                                               -------------        -------------

NET INCOME /(LOSS)                                             (    85,000)             278,000
                                                               -------------         ------------

Preferred stock dividend
  requirement                                                       50,000               50,000
                                                               -------------         -------------
Net income/(loss)
  attributable to common                                        ($ 135,000)            $228,000
  shareholders                                                 =============         =============

EARNINGS/(LOSS) PER
  SHARE-BASIC AND
  DILUTED                                                           ( $.01)                $.01
                                                               =============         =============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                                   30,253,320           30,012,000
                                                               =============         =============

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                          September 30,
                                                                    1998                 1997
                                                                 (Unaudited)          (Unaudited)
                                                                -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                            ($  85,000)           $  278,000
  Adjustments to reconcile net income/(loss) to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization of
        property, plant and equipment                             687,000               612,000
      Amortization of bond discount and
        deferred financing costs                                   50,000                53,000
      Amortization of deferred gain on
        sale/leaseback                                        (    13,000)            (  13,000)

  Changes in current assets and liabilities:

   (Increase)in accounts receivable                           ( 2,440,000)           (2,795,000)
   (Increase)in inventories                                   ( 2,052,000)           (  881,000)
   (Increase)/Decrease in other current assets                      9,000            (  121,000)
    Increase/(Decrease)in accounts payable and
    accrued expenses and income taxes payable                 ( 2,539,000)            3,052,000
                                                             ----------------        -------------
    Net cash provided by (used in) operating
      activities                                              ( 6,383,000)              185,000
                                                             ----------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in other assets                                  (   186,000)           (   12,000)
  (Increase) in property, plant and equipment                 (   478,000)           (  875,000)
                                                             ----------------       ---------------
    Net cash (used in) investing
      activities                                              (   664,000)           (  887,000)
                                                             ----------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in borrowings under line
      of credit                                                 6,227,000             1,640,000
  Principal payments of capital lease
      obligations                                             (   687,000)           (  555,000)
  Principal repayments of long-term debt                                             (  101,000)
  Issuance of common stock                                                               75,000
  Lease refinancing                                               925,000
     Net cash provided by financing                           ---------------       -----------------
      activities                                                6,465,000             1,059,000
                                                              ---------------       -----------------

     Net increase (decrease) in cash                          (   582,000)              357,000

CASH, beginning of period                                         608,000             2,087,000
                                                             ----------------       -----------------
CASH, end of period                                          $     26,000           $ 2,444,000
                                                             ================       =================

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:      INTERIM FINANCIAL REPORTING:

             The consolidated balance sheet as of June 30, 1998 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes.

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

             The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for a full year.

Note 2:      CONTINGENCIES:

             Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

             In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the estate is seeking an award of $5,500,000 in compensatory damages, $10,000,000 in punitive damages, and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding. For claimed tortuous conduct, the estate is seeking $20,000,000 for intentional infliction of emotional distress and $10,000,000 for prima facie tort. The Estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions.

             The claimed breaches of contract include failure to pay (a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control, as defined, in a 1996 annual meeting and (c) death benefits. The claim for death benefits, however, was subsequently released by the Estate.

             With respect to the claim for continuing salary, the Company has advised the Estate of counterclaims which the Company has, which exceed the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change-of-control and death benefit provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims. It is also the Company's position that certain provisions of the warrants issued to Dr. Tesler were not as agreed and authorized. The warrants expired October 1, 1998.

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

             In or about October 1991, an action was instituted against the Company by an individual seeking $3,500,000 in damages and other relief for breach of an alleged employment agreement. The Company interposed counterclaims for fraud and related claims and claimed damages in the amount of $5,000,000. The case was dismissed with prejudice in April 1998. The plaintiff has filed an appeal seeking to have the case reinstated. This appeal has been denied.


Note 3:      INVENTORIES:
                                                 September 30,      June 30,
             Inventories consist of the           1998                 1998
                following:                    -----------------    ------------

                  Raw materials                  $ 8,186,000       $ 6,589,000
                  Work in process                  1,123,000           717,000
                  Finished goods                  12,839,000        12,790,000
                                                 ------------      ------------
                                                 $22,148,000       $20,096,000
                                                  ===========       ===========

Note 4:      DIVIDENDS:

             No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $500,000 at September 30, 1998.


Note 5:      RELATED PARTY TRANSACTIONS:

             The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the three months ended September 30, 1998 and 1997:

                                                     1998              1997
                                                     ----              ----

             Inventory purchases from ICC        $ 1,361,000         $  495,000

             Interest charges from ICC           $    61,000         $   84,000

             Accounts payable to ICC             $ 2,739,000         $ 1,014,000

             Equipment lease obligations due ICC      *              $ 2,975,000

             *The Company assumed direct liability for these leases which were previously indirectly financed through ICC.



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Gross sales for the three months ended September 30, 1998 were $19,440,000 as compared to $19,045,000 in the comparable period in the prior fiscal year. The increase in sales of $395,000 or 2% is mainly due to an increase in the private label (store brand) sector of the business. The private label (store brand) sales were $17,875,000 for the three months ended September 30, 1998 versus $15,918,000 in the prior fiscal year. The increase of $1,957,000 or 12% is a result of new customers, new products, and increased sales to current customers. The bulk/ contract sector of the business had sales of $1,565,000 for the three months ended September 30, 1998 as compared to $3,127,000 in the prior fiscal year. Two customers represented 38% of sales for the three months ended September 30, 1998. These customers are Walgreen Commpany ("Walgreen") and Costco Wholesale ("Costco"). Sales to these customers were $7,464,000 or 38% of sales for the three months ended September 30, 1998 as compared to $7,185,000 or 38% in the prior year period.

Cost of sales as a percentage of net sales was 75.7% for the three months ended September 30, 1998 as compared to 74.9% in the prior period. The increase is due to the change in sales mix as mentioned above whereby more of the Company's business is in the private label (store brand) sector, which has a higher cost of sales percentage than the bulk/contract manufacturing business. In addition, the Company converted to a new computer system which resulted in disruptions in shipping, production, and planning leading to a reduction in sales for the quarter and increased cost of sales. Cost of sales was also affected by the increased cost of packaging due to new equipment installed in fiscal 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment. It is anticipated that such inefficiencies and waste levels will decrease as the equipment is utilized more effectively.

Selling, general and administrative expenses were $3,283,000 for the three months ended September 30, 1998 as compared to $2,747,000 in the prior year period. The increase of $536,000 is a result of increased distribution, legal and hiring expenses. The increased distribution costs are related to shipping problems due to the new computer system mentioned above. The increased legal costs related to the litigation outstanding as of September 30, 1998. The increased hiring costs are due to the Company's commitment to having highly qualified people at all levels of the organization.

Research and development costs were $234,000 for the three months ended September 30, 1998 as compared to $281,000 for the comparable period in the prior fiscal year.

Interest expense was $1,129,000 for the three months ended September 30, 1998 as compared to $1,022,000 for the prior year period. The increase in interest expense is a result of increased capital equipment financing and an increase in borrowing under the line of credit to support the increased working capital needs of the Company. The increased equipment financing is to provide the equipment to expand the business and to reduce costs of operation.

The Company recorded a tax benefit of $40,000, which is related to the net loss for the three months ended September 30, 1998 as compared to a tax provision of $142,000 in the prior year period.

The Company reported a net loss of $85,000 or $.01 per share as compared to net income of $278,000 or $.01 per share in the prior year period.

The Company's business continues to shift from the higher margin bulk/ contract business to the store brand (private label) business, which has lower profit margins and is extremely competitive. The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume and (b) continuing efforts to reduce material costs and other costs. There can be no assurance that such efforts will be successful.


                         LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1998, the Company had working capital of $17,255,000 as compared to $10,706,000 at June 30, 1998. Working capital at September 30, 1998 includes $17,301,000 of accounts receivable as compared to $14,861,000 at June 30, 1998. The accounts receivable increase of $2,440,000 is a result of higher sales, especially sales which occurred in the last month of the quarter. Working capital also includes $22,148,000 of inventory as compared to $20,096,000 at June 30, 1998. The inventory increase of $2,052,000 is a result of higher sales and the need to maintain inventories to support new customers and increased purchases by other customers. Working capital also includes $17,797,000 of accounts payable as compared to $20,951,000 at June 30, 1998.

The Company utilized $6,383,000 in cash from operations in the first quarter of 1998. This utilization was financed primarily with proceeds from the line of credit of $6,227,000.

Capital expenditures for the first quarter ended September 30, 1998 were $478,000. Such expenditures related primarily to the continuing upgrade of the Company's manufacturing equipment and plant facilities. In addition, the Company is refining and improving its information systems to better serve its customers and meet its continuing information system needs.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At September 30, 1998, the Company borrowed $24,727,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate of interest less 3/4%.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through September 30, 1998 totaling $500,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid.

The Company has a deferred tax asset of $1,831,000, before the valuation allowance at September 30, 1998, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The benefits of net operating loss carry forwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time. Accordingly, a valuation allowance of $300,000 was recorded at September 30, 1998 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

The Company continues to take steps aimed at increasing sales and reducing costs to increase profitability. The Company intends to spend an estimated $5,000,000 on capital improvements in the fiscal year ending June 30, 1999 to increase manufacturing capacity and reduce costs. It is anticipated that these capital expenditures will be funded through equipment lease financing. While the Company has in the past had no difficulty in obtaining such financing or meeting working capital needs there can be no assurance that it will obtain the financing or meet working capital needs in the future.


                              YEAR 2000 COMPLIANCE


Reference is made to Item 7 of the Company's Form 10-K for the year ended June 30, 1998 for a discussion under the caption "Year 2000 Compliance"


Item 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Not applicable


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

                      27.  Financial Data Schedule

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


                                 PHARMACEUTICAL FORMULATIONS, INC.
                                         (REGISTRANT)


Date: November 12, 1998          By: /S/ CHARLES E. LAROSA    _
                                    --------------------------
                                    Charles E. LaRosa
                                    Chief Executive Officer and President
                                    (Principal Executive Officer)


Date: November 12, 1998          By: /S/ FRANK MARCHESE
                                   ----------------------------
                                   Frank Marchese
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial Officer)