Form 10-Q
period 1998-12-31
PHARMACEUTICAL FORMULATIONS INC
filed 1999-02-22
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark one)

/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended:                  DECEMBER 31, 1998
                                                          -----------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From
          _______________ to ________________

         Commission File Number 0-11274


                        PHARMACEUTICAL FORMULATIONS, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                          22-2367644
--------                                                          ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

460 PLAINFIELD AVENUE, EDISON, NJ                                   08818
---------------------------------                                   -----
(Address of principal executive offices)                          (Zip code)

(Registrant's telephone number, including area code)           (732) 985-7100
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. /x/ Yes / / No

The number of shares outstanding of common stock, $.08 par value, as of January 31, 1999 was 30,253,320.

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,     June 30,
                                                                                  1998             1998
                                                      ASSETS                    (Unaudited)      (Note 1)
                                                      ------                    ----------       ----------

CURRENT ASSETS
        Cash                                                                    $   64,000       $  608,000
        Accounts receivable - net of allowance for doubtful accounts of
            $313,000 and $238,000                                               16,772,000       14,861,000
        Inventories                                                             23,288,000       20,096,000
        Prepaid expenses and other current assets                                  599,000          793,000
        Deferred tax asset                                                         300,000          300,000
                                                                               -----------      -----------
          Total current assets                                                  41,023,000       36,658,000

PROPERTY, PLANT AND EQUIPMENT
        Net of accumulated depreciation and
        amortization of  $18,457,000 and $17,083,000                            20,336,000       21,441,000

OTHER ASSETS
        Deferred tax asset                                                       1,431,000        1,231,000
        Other assets                                                               717,000          534,000
                                                                               -----------      -----------
                                                                               $63,507,000      $59,864,000
                                                                               ===========      ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
                                         ------------------------------------
CURRENT LIABILITIES
        Current portion of long-term debt                                     $    440,000       $  482,000
        Current portion of capital lease obligations                             2,712,000        2,898,000
        Accounts payable                                                        18,844,000       20,951,000
        Income taxes payable                                                        10,000          227,000
        Accrued expenses                                                         1,888,000        1,394,000
                                                                               -----------      -----------
          Total current liabilities                                             23,894,000       25,952,000

LONG TERM DEBT                                                                  29,373,000       22,983,000

LONG TERM CAPITAL LEASE OBLIGATIONS                                              8,389,000        7,553,000

DEFERRED GAIN ON SALE/LEASEBACK                                                    295,000          321,000

STOCKHOLDERS' EQUITY
        Preferred stock - par value $1.00 per share;
          10,000,000 shares authorized; 2,500,000 shares                         2,500,000        2,500,000
          issued and outstanding
        Common stock - par value $.08 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 30,253,320 shares                             2,421,000        2,421,000
        Capital in excess of par value                                          37,493,000       37,493,000
        Accumulated deficit                                                    (40,858,000)     (39,359,000)
                                                                               ------------     ------------
          Total stockholders' equity                                             1,556,000        3,055,000
                                                                               ------------     ------------
                                                                               $63,507,000     $ 59,864,000
                                                                               ============    =============

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 Six Months Ended             Three Months Ended
                                                                   December 31,                   December 31,
                                                            1998               1997           1998                   1997
                                                            ----               ----           ----                   ----
                                                        (unaudited)         (unaudited)    (unaudited)            (unaudited)
REVENUES
  Gross sales                                           $43,956,000        $41,694,000     $24,516,000            $22,649,000
  Less: Sales discounts
   and allowances                                         2,429,000          1,773,000       1,575,000                882,000
                                                       ------------        -----------     -----------            -----------
  Net sales                                              41,527,000         39,921,000      22,941,000             21,767,000

COST AND EXPENSES
  Cost of goods sold                                     32,743,000         29,681,000      18,675,000             16,388,000
  Selling, general and
   administrative                                         6,971,000          5,852,000       3,688,000              3,105,000
  Research and development                                  382,000            513,000         148,000                232,000
                                                       ------------         ----------      ----------             ----------
                                                         40,096,000         36,346,000      22,511,000             19,725,000

INCOME FROM OPERATIONS                                    1,431,000          3,575,000         430,000              2,042,000

OTHER INCOME (EXPENSE)
  Interest expense                                      ( 2,174,000)       ( 2,073,000)    ( 1,045,000)           ( 1,051,000)
  Lawsuit Settlement                                    ( 1,179,000)                       ( 1,179,000)
  Other                                                      23,000             21,000          20,000                112,000
                                                       ------------        -----------     -----------            -----------
                                                        ( 3,330,000)       ( 2,052,000)    ( 2,204,000)             ( 939,000)

INCOME/(LOSS)BEFORE
  INCOME TAXES                                          ( 1,899,000)         1,523,000     ( 1,774,000)             1,103,000


INCOME TAXES/(BENEFIT)                                  (   400,000)           367,000     (   360,000)               225,000
                                                       ------------        -----------     -----------            -----------

NET INCOME /(LOSS)                                      ( 1,499,000)         1,156,000     ( 1,414,000)               878,000

Preferred stock dividend
 requirement                                                100,000            100,000          50,000                 50,000
                                                      -------------      -------------    -------------          ------------

Net income/ (loss) attributable to
 common shareholders                                  ( $1,599,000)         $1,056,000    ( $1,464,000)              $828,000
                                                      =============      =============    =============           ===========

EARNINGS/(LOSS) PER
  SHARE-BASIC AND
  DILUTED                                                   ( $.05)               $.04          ( $.05)                  $.03
                                                            =======               =====         =======                 =====
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                                      30,253,000          30,120,000      30,253,000             30,228,000
                                                        ==========          ==========      ==========             ==========

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Six Months Ended
                                                                                                 December 31,
                                                                                         1998                      1997
                                                                                      (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)                                                                   ($1,499,000)              $ 1,156,000
  Adjustments to reconcile net income/(loss) to
    net cash provided by (used for) operating
    activities:
      Depreciation and amortization of property, plant and equipment                    1,374,000                 1,238,000
      Amortization of bond discount and deferred financing costs                           99,000                   104,000
      Amortization of deferred gain on
        sale/leaseback                                                                (    26,000)             (     26,000)
      Deferred taxes                                                                  (   200,000)

  Changes in current assets and liabilities:

   (Increase)in accounts receivable                                                  (  1,911,000)             (  5,096,000)
   (Increase)in inventories                                                          (  3,192,000)             (  1,380,000)
   (Increase)/Decrease in other current assets                                            194,000              (    215,000)
    Increase/(Decrease)in accounts payable and
    accrued expenses and income taxes payable                                        (  1,830,000)                2,638,000
                                                                                     -------------             -------------

    Net cash (used in) operating activities                                          (  6,991,000)             (  1,581,000)
                                                                                     -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  (Increase) in other assets                                                         (    183,000)             (     60,000)
  (Increase) in property, plant and equipment                                        (    269,000)             (  1,547,000)
                                                                                     ------------              ------------

    Net cash (used in) investing activities                                          (    452,000)             (  1,607,000)
                                                                                     ------------              -------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in borrowings under line of credit                                           6,553,000                 2,437,000
  Principal payments of capital lease obligations                                    (  1,350,000)             (  1,109,000)
  Principal repayments of long-term debt                                             (    304,000)             (    202,000)
  Issuance of common stock                                                                                           75,000
  Lease refinancing                                                                     2,000,000
                                                                                     -------------              ------------
     Net cash provided by financing activities                                          6,899,000                 1,201,000
                                                                                     ------------               ------------

     Net increase (decrease) in cash                                                 (    544,000)             (  1,987,000)

CASH, beginning of period                                                                 608,000                 2,087,000
                                                                                     ------------              ------------
CASH, end of period                                                                   $    64,000              $    100,000
                                                                                     ============              ============


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

          The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for a full year.

Note 2:   CONTINGENCIES:

          Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

          In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the estate is seeking an award of $5,500,000 in compensatory damages, $10,000,000 in punitive damages, and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding. For claimed torteous conduct, the estate is seeking $20,000,000 for intentional infliction of emotional distress and $10,000,000 for prima facie tort. The Estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions.

          The claimed breaches of contract include failure to pay (a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control, as defined, in a 1996 annual meeting and (c) death benefits. The claim for death benefits, however, was subsequently released by the Estate.

          With respect to the claim for continuing salary, the Company has advised the Estate of counterclaims which the Company has, which exceed the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change-of- control and death benefit provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims. It is also the Company's position that certain provisions of the warrants issued to Dr. Tesler were not as agreed and authorized. The warrants expired October 1, 1998.

          The children and a former spouse of Dr. Tesler (the "Teslers") have also raised certain claims arising out of the death of Dr. Tesler. The Company settled these claims in December 1998 with payments to be made in four installments, the last of which will be due in January 2001. Accordingly, the Company has recorded a lawsuit settlement expense of $1,179,000 (which includes legal and other costs related to the settlement) as of December 31, 1998. The payments made to date were advanced by ICC on behalf of the Company and are recorded as accounts payable to ICC.

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

          In May 1998, the Company brought an action against its former outside corporate counsel seeking damages for conflict of interest, breaches of fiduciary duty and loyality, negligence and malpractice during its representation of the Company.

Note 3:   INVENTORIES:
                                                  December 31,        June 30,
          Inventories consist of the                 1998               1998
            following:                            ------------       ----------

                  Raw materials                   $ 8,688,000       $ 6,589,000
                  Work in process                   1,159,000           717,000
                  Finished goods                   13,941,000        12,790,000
                                                  ------------      -----------
                                                  $23,788,000       $20,096,000
                                                  ===========       ===========

Note 4:   DIVIDENDS:

          No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total$550,000 at December 31, 1998.

Note 5:   RELATED PARTY TRANSACTIONS:

          The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the six months ended December 31, 1998 and 1997:

                                                   1998                  1997
                                                   ----                  ----

Inventory purchases from ICC                  $ 1,951,000            $  630,000

Interest charges from ICC                     $   123,000            $  168,000

Accounts payable to ICC                       $ 1,703,000            $  681,000

Equipment lease obligations due ICC                 *               $ 2,701,000


          *The Company assumed direct liability for these leases which were previously indirectly financed through ICC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Gross sales for the six months ended December 31, 1998 were $43,956,000 as compared to $41,694,000 in the comparable period in the prior fiscal year. The increase in sales is $2,262,000 or 5%. Private label (store brand) sales were $40,691,000 as compared to $35,304,000 in the prior year period. The increase of $5,387,000 or 15% is a result of the addition of new customers, the introduction of new products, and growth with existing customers. These increases offset the pressure on shipment levels created by he Company's conversion to a new software system. The bulk/contract manufacturing sector had sales of $3,265,000 as compared to $6,390,000 in the prior year period. The decrease is due to lost business in the bulk/contract manufacturing sector which has not been replaced in the current fiscal year. Two customers represented 40% of sales for the six months ended December 31, 1998. Sales to these two customers, Walgreen Company and Costco Wholesale, were $17,642,000 or 40% of sales as compared to $15,382,000 or 37% of sales in the comparable period in the prior fiscal year.

Sales for the three months ended December 31, 1998 were $24,516,000 as compared to $22,649,000 in the comparable period in the prior fiscal year. The increase of $1,867,000 or 8% is mainly a result of the items discussed above.

Cost of sales as a percentage of net sales was 79% for the six months ended December 31, 1998 as compared to 75% in the comparable period in the prior fiscal year. Cost of sales as a percentage of net sales was 81% for the three months ended December 31, 1998 as compared to 75% in the comparable period in the prior fiscal year. The increase is due to the change in sales mix as mentioned above whereby more of the Company's business is in the private label (store brand) sector, which has a higher cost of sales percentage than the bulk/contract manufacturing business. In addition, the Company converted to a new computer system which resulted in disruptions in planning, production, inventory control and shipping, leading to a reduction in expected sales and increased cost of sales. Cost of sales was also affected by the increased cost of packaging due to new equipment installed in fiscal 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment. In addition, the Company recorded a $1,400,000 reserve for obsolete and excessive inventories primarily due to required F.D.A. labeling charges for carton and label inventories.

Selling, general and administrative expenses were $6,971,000 or 17% of net sales for the six months ended December 31, 1998 as compared to $5,852,000 or 15% of net sales for the comparable period in the prior fiscal year. The increase of $1,119,000 is mainly a result of increased sales, legal, distribution, and hiring expenses. The increased distribution costs are related to shipping problems impacted by the new computer system. The increased hiring costs are due to the Company's commitment to having qualified people at all levels of the organization. Selling, general and administrative expenses were $3,688,000 or 16% of net sales for the three months ended December 31, 1998 as compared to $3,105,000 or 14% of net sales in the comparable period in the prior fiscal year. The increase of $583,000 is due mainly to the reasons stated above.

Research and development costs were $382,000 for the six months ended December 31, 1998 as compared to $513,000 for the comparable period in the prior fiscal year. Research and development costs were $148,000 for the three months ended December 31, 1998 as compared to $232,000 in the comparable period in the prior fiscal year.

Interest expense was $2,174,000 for the six months ended December 31, 1998 as compared to $2,073,000 in the comparable period in the prior fiscal year. Interest expense was $1,045,000 for the three months ended December 31, 1998 as compared to $1,051,000 in the comparable period in the prior fiscal year. The increase in interest expense is a result of increases in capital lease obligations and borrowings under the revolving credit agreement to support the additional capital expenditures and working capital requirements of increased receivables and inventory offset by reduced interest rates on the new revolving credit agreement.

The Company settled claims relating to the children and a former spouse of Dr. Tesler, the former President of the Company who died in December 1996. (See Note 2: Contingencies). Accordingly, the Company has recorded a lawsuit settlement expense of $1,179,000 for the six and three months ended December 31, 1998.

The Company recorded a tax benefit of $400,000 for the six months ended December 31, 1998 due to the loss for the period.

Net loss for the six and three months ended December 31, 1998 was $1,499,000 and $1,414,000, respectively, or $.05 per share as compared to a net income of $1,156,000 and $878,000, respectively, or $.04 and $.03 per share in the prior fiscal year.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume,
(b) continuing efforts to reduce material costs and (c) other cost-saving measures. There can be no assurance that such actions will be successful in returning the Company to profitability.

                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had working capital of $17,129,000 as compared to $10,706,000 at June 30, 1998. Working capital at December 31, 1998 includes $16,772,000 of accounts receivable as compared to $14,861,000 at June 30, 1998. The accounts receivable increase of $1,911,000 is a result of higher sales, especially sales which occurred in the last month of the quarter. In addition, the Company's new computer system caused problems with cash collections from customers which increased the accounts receivable balance. Working capital also includes $23,288,000 of inventory as compared to $20,096,000 at June 30, 1998. The inventory increase of $3,192,000 is a result of higher sales and the need to maintain inventories to support new customers and increased purchases by other customers. In addition, the Company's new computer system caused problems in planning and purchasing of materials which increased the inventory balance. Working capital also includes $18,844,000 of accounts payable at December 31, 1998 as compared to $20,951,000 at June 30, 1998.

The Company utilized $6,991,000 in cash from operations in the six months ended December 31, 1998. This utilization was financed primarily with proceeds from the line of credit of $6,553,000.

Capital expenditures for the six months ended December 31, 1998 were $269,000. Such expenditures related primarily to the continuing upgrade of manufacturing equipment and plant facilities. In addition, the Company is refining and improving its information systems to better serve its customers and meet its continuing information system needs.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At December 31, 1998, the Company borrowed $24,834,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate of interest less 3/4%.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through December 31, 1998 totaling $550,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid.

The Company has a deferred tax asset of $1,731,000, net of the valuation allowance at December 31, 1998, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The benefits of net operating loss carry forwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time. Accordingly, a valuation allowance of $300,000 was recorded at June 30, 1998 to provide for this uncertainty. The realization of this asset in future periods,if any, will improve the liquidity of the Company.

The Company continues to take steps aimed at increasing sales and reducing costs to return to profitability. The Company intends to spend an estimated $2,000,000 on capital improvements in the fiscal year ending June 30, 1999 to increase manufacturing capacity and reduce costs. It is anticipated that these capital expenditures will be funded through equipment lease financing. While the Company has in the past had no difficulty in obtaining such financing or meeting working capital needs there can be no assurance that it will obtain the financing or meet working capital needs in the future.

                              YEAR 2000 COMPLIANCE

Reference is made to item 7 of the Company's Form 10-K for the year ended June 30, 1998 for a discussion under the caption "Year 2000 Compliance."

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


                        PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)


Date:      February 22, 1999          By: /S/ CHARLES E. LAROSA
                                         ----------------------
                                         Charles E. LaRosa
                                         Chief Executive Officer and
                                         President (Principal Executive Officer)



Date:      February 22, 1999          By: /S/ FRANK MARCHESE
                                         --------------------
                                         Frank Marchese
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)