Form 10-Q/A
period 1998-09-30
PHARMACEUTICAL FORMULATIONS INC
filed 1999-10-29
CIK 353827

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

/  /  Yes    / x/ No


The number of shares outstanding of common stock, $.08 par value, as of January 31, 1999 was 30,253,320.

ITEMS 1 AND 2 OF PART I OF THE FORM 10-Q AND EXHIBIT 27 TO THE FORM 10-Q ARE AMENDED TO READ AS FOLLOWS:

                          PART I. FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                           CONSOLIDATED BALANCE SHEETS

         ASSETS                                                                September 30,       June 30, 1998
                                                                                    1998              (Note 1)
                                                                                (Unaudited)
                                                                                As Restated
                                                                                  (Note 6)
                                                                             ------------------   ----------------
CURRENT ASSETS
  Cash                                                                           $     26,000       $    608,000
  Accounts receivable - net of allowance for doubtful
    accounts of $313,000 and $238,000                                              16,140,000         14,861,000
  Inventories                                                                      19,970,000         20,096,000
  Prepaid expenses and other current assets                                           784,000            793,000
  Deferred tax asset                                                                  300,000            300,000
                                                                                      -------            -------
       Total current assets                                                        37,220,000         36,658,000
PROPERTY, PLANT AND EQUIPMENT
  Net of accumulated depreciation and amortization of
    $17,700,000 and $17,083,000                                                    21,672,000         21,441,000
OTHER ASSETS
  Deferred tax asset                                                                2,438,000          1,231,000
  Other assets                                                                        720,000            534,000
                                                                                      -------            -------
                                                                                 $ 62,050,000       $ 59,864,000
                                                                                  ===========       ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Current portion of long-term debt                                              $    482,000       $    482,000
  Current portion of capital lease obligations                                      2,789,000          2,898,000
  Accounts payable                                                                 17,797,000         20,951,000
  Income taxes payable                                                                187,000            227,000
  Accrued expenses                                                                  2,420,000          1,394,000
                                                                                    ---------          ---------
       Total current liabilities                                                   23,675,000         25,952,000
                                                                                   ----------         ----------
LONG-TERM DEBT                                                                     29,260,000         22,983,000
                                                                                   ----------         ----------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                 8,340,000          7,553,000
                                                                                 ------------       ------------
DEFERRED GAIN ON SALE/LEASE BACK                                                      308,000            321,000
                                                                                      -------            -------
STOCKHOLDERS' EQUITY
  Preferred stock - par value $1.00 per share;
    10,000,000 shares authorized; 2,500,000 shares
    issued and outstanding                                                          2,500,000          2,500,000
  Common stock - par value $.08 per share; authorized
    - 40,000,000 shares; issued and outstanding -
    30,253,320 shares                                                               2,421,000          2,421,000
  Capital in excess of par value                                                   37,493,000         37,493,000
  Accumulated deficit                                                             (41,947,000)       (39,359,000)
                                                                                  -----------        -----------
      Total stockholders' equity                                                      467,000          3,055,000
                                                                                      -------          ---------
                                                                                 $ 62,050,000       $ 59,864,000
                                                                                 ============       ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                          Three Months Ended
                                                                            September 30,
                                                                          ------------------
                                                                      1998             1997
                                                                  (Unaudited)       (Unaudited)
                                                                  As Restated
                                                                   (Note 6)
                                                                  ------------     ------------
REVENUES
  Gross sales                                                     $ 19,440,000     $ 19,045,000
  Less: Sales discounts and allowance                                2,015,000          891,000
                                                                     ---------          -------
         NET SALES                                                  17,425,000       18,154,000
                                                                    ----------       ----------
COST AND EXPENSES
  Cost of goods sold                                                16,246,000       13,593,000
  Selling, general and administrative                                3,654,000        2,747,000
  Research and development                                             234,000          281,000
                                                                       -------          -------
                                                                    20,134,000       16,621,000
                                                                    ----------       ----------
         INCOME (LOSS) FROM OPERATIONS                              (2,709,000)       1,533,000
                                                                    ----------        ---------
OTHER INCOME (EXPENSE)
  Interest expense                                                  (1,129,000)      (1,022,000)
  Other                                                                  3,000          (91,000)
                                                                         -----          -------
                                                                    (1,126,000)      (1,113,000)
                                                                    ----------       ----------
         INCOME (LOSS) BEFORE INCOME TAXES                          (3,835,000)         420,000
INCOME TAXES (BENEFIT)                                              (1,247,000)         142,000
                                                                    ----------          -------
         NET INCOME (LOSS)                                          (2,588,000)         278,000
Preferred stock dividend requirement                                    50,000           50,000
                                                                        ------           ------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS             $ (2,638,000)    $    228,000
                                                                  ============     ============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                     $       (.09)    $        .01
                                                                  ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                30,253,320       30,012,000
                                                                    ==========       ==========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                   September 31,
                                                                                  -----------------
                                                                              1998         1997
                                                                         (Unaudited)   (Unaudited)
                                                                         As Restated
                                                                          (Note 6)
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $(2,588,000)   $   278,000
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization of property, plant                       687,000        612,000
        and equipment
      Amortization of bond discount and deferred                              50,000         53,000
        financing costs
      Amortization of deferred gain on sale of leaseback                     (13,000)       (13,000)
      Deferred income taxes                                               (1,207,000)          --
  Changes in current assets and liabilities:
     (Increase) in accounts receivable                                    (1,279,000)    (2,795,000)
     (Increase) decrease in inventories                                      126,000       (881,000)
     (Increase) decrease in other current assets                               9,000       (121,000)
     Increase (decrease)in accounts payable and
         accrued expenses and income taxes payable                        (2,168,000)     3,052,000
                                                                          -----------    -----------
                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES       (6,383,000)       185,000

CASH FLOWS FROM INVESTING ACTIVITIES                                      -----------    -----------
     (Increase) in other assets                                             (186,000)       (12,000)
     (Increase) in property, plant and equipment, net                       (478,000)      (875,000)
                                                                         -----------    -----------
                NET CASH USED IN INVESTING ACTIVITIES                       (664,000)      (887,000)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Increase in borrowings under line of credit                           6,227,000      1,640,000
     Principal repayments of capital lease obligations                      (687,000)      (555,000)
     Principal repayments of long term debt                                     --         (101,000)
     Issuance of common stock                                                   --           75,000
     Lease refinancing                                                       925,000           --
                                                                             -------        -------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                  6,465,000      1,059,000
                                                                           ---------      ---------
NET INCREASE (DECREASE) IN CASH                                             (582,000)       357,000
CASH, BEGINNING OF PERIOD                                                    608,000      2,087,000
                                                                             -------      ---------
CASH, END OF PERIOD                                                      $    26,000    $ 2,444,000
                                                                         ===========    ===========


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


          The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals plus major costs incurred as a result of the installation of a new integrated computer system. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for a full year.


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

Note 3:   INVENTORIES:


          Inventories consist of the following:

                                        SEPTEMBER 30, 1998      JUNE 30, 1998
                                        ------------------      -------------
              Raw materials                 $7,615,000           $6,589,000
              Work in progress               1,123,000              717,000
              Finished goods                11,232,000           12,790,000
                                           -----------          -----------
                                           $19,970,000          $20,096,000
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

Note 5:   RELATED PARTY TRANSACTIONS:

          The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the three months ended September 30, 1998 and 1997:

                                                    1998           1997
                                                   ------         ------
              Inventory purchases from ICC       $1,361,000      $ 495,000
              Interest charges from ICC              61,000         84,000
              Accounts payable to ICC             2,739,000      1,014,000
              Equipment lease obligation due ICC          *      2,975,000

          * The Company assumed direct liability for these leases which were previously indirectly financed through ICC.


Note 6    RESTATEMENT:

          Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 1998, and in the course of reviewing its operations for the year ended July 3, 1999, in preparation for its annual audit, the Company determined that certain expenses were incorrectly stated during the first and second quarters of fiscal 1999. The incorrect reporting on Form 10-Q was primarily caused by the use of incomplete and inaccurate accounting records which resulted from the Company's installation of the new computer system.

          In order to upgrade services to customers, improve operating efficiencies and insure year 2000 compliance, the Company, during fiscal 1999, installed and implemented a new integrated computer system. This major system conversion caused serious disruptions in shipping, production and planning resulting in reduced sales and increased cost of sales. In addition, the Company experienced delays in billings and collections which required increased borrowing resulting in additional interest expense.

          As a result, the Company's financial statements for the three months ended September 30, 1998, have been restated from the amounts previously reported to reflect the timing of certain expenses between quarters. The effect of the restatement is as follows:

At September 30, 1999                             As
                                               Previously
                                               Reported             As Restated
--------------------------------------------  ----------------   --------------
Accounts receivable                           $17,301,000           $16,140,000
Inventories                                    22,148,000            19,970,000
Deferred tax asset-non-current                  1,231,000             2,438,000
Accrued expenses                                2,049,000             2,420,000
Accumulated deficit                            39,444,000            41,947,000

For the three months ended September 30, 1998      As
                                               Previously
                                               Reported             As Restated
--------------------------------------------  ----------------   --------------
Sales discounts and allowances                   $854,000            $2,015,000
Cost of goods sold                             14,068,000            16,246,000
Selling, general and administrative             3,283,000             3,654,000
Income tax benefit                                 40,000             1,247,000
Net loss                                           85,000             2,588,000
Net loss attributable to common shareholders      135,000             2,638,000
Loss per share-basic and diluted               $      .01          $        .08




ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIO AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Gross sales for the three months ended September 30, 1998 were $19,440,000 as compared to $19,045,000 in the comparable period in the prior fiscal year. The increase in sales of $395,000 or 2% is mainly due to an increase in the private label (store brand) sector of the business. The private label (store brand) sales were $17,875,000 for the three months ended September 30, 1998 versus $15,918,000 in the prior fiscal year. The increase of $1,957,000 or 12% is a result of new customers, new products, and increased sales to current customers. The bulk/ contract sector of the business had sales of $1,565,000 for the three months ended September 30, 1998 as compared to $3,127,000 in the prior fiscal year. Two customers represented 38% of sales for the three months ended September 30, 1998. These customers are Walgreen Company ("Walgreen") and Costco Wholesale ("Costco"). Sales to these customers were $7,464,000 or 38% of sales for the three months ended September 30, 1998 as compared to $7,185,000 or 38% in the prior year period.


Net sales for the three months ended September 30, 1998 were $17,425,000 as compared to $18,154,000 in the comparable period in the prior fiscal year. The decrease was due to the increase in sales discounts and allowances net of an increase in gross sales.

Cost of sales as a percentage of net sales was 93.2% for the three months ended September 30, 1998 as compared to 74.9% in the prior year period. The increase is due to the change in sales mix as mentioned above whereby more of the Company's business is in the private label (store brand) sector, which has a higher cost of sales percentage than the bulk/contract manufacturing business. In addition, the Company converted to a new computer system which resulted in disruptions in shipping, production, and planning leading to a reduction in sales for the quarter and increased cost of sales. Cost of sales was also affected by the increased cost of packaging due to new equipment installed in fiscal 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment in the current year.

Selling, general and administrative expenses were $3,654,000 for the three months ended September 30, 1998 as compared to $2,747,000 in the prior year period. The increase of $907,000 is a result of increased distribution, legal and hiring expenses. The increased distribution costs are primarily related to shipping problems due to the new computer system mentioned above. The increased legal costs related to the litigation outstanding as of September 30, 1998. The increased hiring costs are due to the Company's commitment to having highly qualified people at all levels of the organization.


Research and development costs were $234,000 for the three months ended September 30, 1998 as compared to $281,000 for the comparable period in the prior fiscal year.

Interest expense was $1,129,000 for the three months ended September 30, 1998 as compared to $1,022,000 for the prior year period. The increase in interest expense is a result of increased capital equipment financing and an increase in borrowing under the line of credit to support the increased working capital needs of the Company. The increased equipment financing is to provide the equipment to expand the business and to reduce costs of operations.


The Company recorded a tax benefit of $1,247,000, which is related to the net loss for the three months ended September 30, 1998 as compared to a tax provision of $142,000 in the prior year period.

The Company reported a net loss of $2,588,000 or ($.09) per share as compared to net income of $278,000 or $.01 per share in the prior year period. The Company's business continues to shift from the higher margin bulk/contract business to the store brand (private label) business, which has lower profit margins and is extremely competitive. The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume and (b) continuing efforts to reduce material costs and other costs. There can be no assurance that such efforts will be successful.


                         LIQUIDITY AND CAPITAL RESOURCES


At September 30, 1998, the Company had working capital of $13,545,000 as compared to $10,706,000 at June 30, 1998. Working capital at September 30, 1998 includes $16,140,000 of accounts receivable as compared to $14,861,000 at June 30, 1998. The accounts receivable increase of $1,279,000 is a result of higher sales, especially sales which occurred in the last month of the quarter. Working capital also includes $19,970,000 of inventory as compared to $20,096,000 at June 30, 1998. Working capital also includes $17,797,000 of accounts payable as compared to $20,951,000 at June 30, 1998.


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

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At September 30, 1998, the Company had borrowed $24,727,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate of interest less 3/4%.

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

The Company has a deferred tax asset of $3,402,000, before the valuation allowance at September 30, 1998, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The benefits of net operating loss carry forwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time. Accordingly, a valuation allowance of $664,000 was recorded at September 30, 1998 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

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

                                        PHARMACEUTICAL FORMULATIONS, INC.
                                        (REGISTRANT)


Date: OCTOBER 29, 1999                  By:  /S/ CHARLES E. LAROSA
      -----------------                   --------------------------------------
                                          Charles E. LaRosa
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)



Date: OCTOBER 29, 1999                  By:  /S/ CLIFFORD H. STRAUB, JR.
      -----------------                   --------------------------------------
                                          Clifford H. Straub, Jr.
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial Officer)