Form 10-Q/A
period 1998-12-31
PHARMACEUTICAL FORMULATIONS INC
filed 1999-10-29
CIK 353827

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

     For the Transition Period From ____________ to ______________

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
                                                               --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
/  /  Yes    /x/   No

The number of shares outstanding of common stock, $.08 par value, as of January 31, 1999 was 30,253,320.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


ITEMS 1 AND 2 OF PART I OF THE FORM 10-Q AND EXHIBIT 27 TO THE FORM 10-Q ARE AMENDED TO READ AS FOLLOWS:

                          PART I. FINANCIAL INFORMATION


ITEM 1: FINANCIAL STATEMENTS


                                               CONSOLIDATED BALANCE SHEETS

                                                           ASSETS               December 31,        June 30, 1998
                                                                                  1998                (Note 1)
                                                                                (Unaudited)
                                                                                As Restated
                                                                                  (Note 6)
                                                                                ------------        ------------
CURRENT ASSETS
   Cash                                                                            $     64,000    $    608,000
   Accounts receivable - net of allowance for doubtful
      accounts of $313,000 and $238,000                                              14,799,000      14,861,000
   Inventories                                                                       21,476,000      20,096,000
   Prepaid expenses and other current assets                                            599,000         793,000
   Deferred tax asset                                                                   700,000         300,000
                                                                                        -------         -------
              Total current assets                                                   37,638,000      36,658,000

PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of
      $18,457,000 and $17,083,000                                                    20,336,000      21,441,000
OTHER ASSETS
   Deferred tax asset                                                                 3,200,000       1,231,000
   Other assets                                                                         717,000         534,000
                                                                                        -------         -------
                                                                                   $ 61,891,000    $ 59,864,000
                                                                                   ============    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
   Current portion of long-term debt                                                $    440,000    $    482,000
   Current portion of capital lease obligations                                        2,712,000       2,898,000
   Accounts payable                                                                   18,844,000      20,951,000
   Income taxes payable                                                                   10,000         227,000
   Accrued expenses                                                                    4,105,000       1,394,000
              Total current liabilities                                               26,111,000      25,952,000
                                                                                      ----------      ----------
LONG-TERM DEBT                                                                        29,373,000      22,983,000
                                                                                      ----------      ----------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    8,389,000       7,553,000
                                                                                       ---------       ---------
DEFERRED GAIN ON SALE/LEASEBACK                                                          295,000         321,000
                                                                                         -------         -------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Preferred stock - par value $1.00 per share;
      10,000,000 shares authorized; 2,500,000 shares
      issued and outstanding                                                           2,500,000       2,500,000
   Common stock - par value $.08 per share; authorized
      - 40,000,000 shares; issued and outstanding -
      30,253,320 shares                                                                2,421,000       2,421,000
   Capital in excess of par value                                                     37,493,000      37,493,000
   Accumulated deficit                                                               (44,691,000)    (39,359,000)
                                                                                     -----------     -----------
              Total stockholders' equity (deficIency)                                 (2,277,000)      3,055,000
                                                                                      ----------       ---------
                                                                                    $ 61,891,000    $ 59,864,000
                                                                                    ============    ============


     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Six Months Ended              Three Months Ended
                                                     December 31,                   December 31,
                                           ------------------------------ ---------------------------------
                                               1998            1997           1998            1997
                                           (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)
                                           As Restated                    As Restated
                                             (Note 6)                       (Note 6)
                                           --------------  -------------- ---------------  ----------------
REVENUES
Gross sales                                $43,956,000     $41,694,000    $24,516,000      $22,649,000
Less: Sales discounts and allowance          4,402,000       1,773,000      2,387,000          882,000
                                            ----------      ----------     ----------       ----------
NET SALES                                   39,554,000      39,921,000     22,129,000       21,767,000
                                            ----------      ----------     ----------       ----------
COST AND EXPENSES
Cost of goods sold                          36,201,000      29,981,000     19,955,000       16,388,000
Selling, general and administrative          7,542,000       5,852,000      3,888,000        3,105,000
Research and development                       382,000         513,000        148,000          232,000
                                            ----------      ----------     ----------       ----------
                                            44,125,000      36,346,000     23,991,000       19,725,000
                                            ----------      ----------     ----------       ----------
INCOME (LOSS) FROM OPERATIONS               (4,571,000)      3,575,000     (1,862,000)       2,042,000
                                            ----------      ----------     ----------       ----------
OTHER INCOME (EXPENSE)
Interest expense                            (2,174,000)     (2,073,000)    (1,045,000)      (1,051,000)
Lawsuit settlement                          (1,179,000)              -     (1,179,000)               -
Other                                           23,000          21,000         20,000          112,000
                                            ----------      ----------     ----------       ----------
                                            (3,330,000)     (2,052,000)    (2,204,000)        (939,000)
                                            ----------      ----------     ----------       ----------
INCOME (LOSS) BEFORE                        (7,901,000)      1,523,000     (4,066,000)       1,103,000
INCOME TAXES
INCOME TAXES (BENEFIT)                      (2,569,000)        367,000     (1,322,000)         225,000
                                            ----------      ----------     ----------       ----------
NET INCOME (LOSS)                           (5,332,000)      1,156,000     (2,744,000)         878,000
Preferred stock dividend requirement           100,000         100,000         50,000           50,000
NET INCOME (LOSS)                          $(5,432,000)    $ 1,056,000    $(2,794,000)     $   828,000
ATTRIBUTABLE TO COMMON SHAREHOLDERS        ============    ============     =============   ============


EARNINGS (LOSS) PER SHARE -                $      (.18)    $       .04    $      (.09)     $       .03
BASIC AND DILUTED                          ============    ============     =============   ============

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   30,253,000      30,120,000     30,253,000       30,228,000
                                           ============    ============    ===============  ============


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.




                                    PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                           Six Months Ended
                                                                                             December 31,
                                                                                 --------------------------------------
                                                                                     1998                1997
                                                                                  (Unaudited)         (Unaudited)
                                                                                  As Restated
                                                                                   (Note 6)
                                                                                 ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                $(5,332,000)        $ 1,156,000
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization of property, plant                               1,374,000           1,238,000
      and equipment
    Amortization of bond discount and deferred                                        99,000             104,000
      financing costs
    Amortization of deferred gain on sale of leaseback                               (26,000)            (26,000)
    Deferred income taxes                                                         (2,369,000)                 -
Changes in current assets and liabilities:
    (Increase) decrease in accounts receivable                                        62,000          (5,096,000)
    (Increase) in inventories                                                     (1,380,000)         (1,380,000)
    (Increase) decrease in other current assets                                      194,000            (215,000)
    Increase in accounts payable, accrued expenses
      and income taxes payable                                                       387,000           2,638,000
                                                                                  ----------           ----------
Net cash used in operating activities                                             (6,991,000)         (1,581,000)
                                                                                  ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in other assets                                                          (183,000)            (60,000)
(Increase) in property, plant and equipment, net                                    (269,000)         (1,547,000)
                                                                                    --------            ----------
Net cash used in investing activities                                               (452,000)         (1,607,000)
                                                                                    --------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase in borrowings under line of credit                                        6,553,000           2,437,000
Principal repayments of capital lease obligations                                 (1,350,000)         (1,109,000)
Principal repayments of long term debt                                              (304,000)           (202,000)
Issuance of common stock                                                                   -              75,000
Lease refinancing                                                                  2,000,000                  -
                                                                                   ---------            ---------
Net cash provided by financing activities                                          6,899,000           1,201,000
                                                                                   ---------            ---------
NET DECREASE IN CASH                                                                (544,000)         (1,987,000)
CASH, BEGINNING OF PERIOD                                                            608,000           2,087,000
                                                                                     -------            ---------
CASH, END OF PERIOD                                                              $    64,000         $   100,000
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


          The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals plus major costs incurred as a result of the installation of a new computer system. The results of operations for the three and six months ended December 31, 1998 are not necessarily indicative of the results to be expected for a full year.


Note 2:   CONTINGENCIES:

          Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

          In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the Estate is seeking an award of $5,500,000 in compensatory damages, $10,000,000 in punitive damages, and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding. For claimed tortious conduct, the Estate is seeking $20,000,000 for intentional infliction of emotional distress and $10,000,000 for prima facie tort. The Estate is also seeking attorney's fees and a revised warrant agreement pursuant to claimed antidilution provisions.

          The claimed breaches of contract include failure to pay (a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control, as defined, in a 1996 annual meeting and (c) death benefits. The claim for death benefits, however, was subsequently released by the Estate.

          With respect to the claim for continuing salary, the Company has advised the Estate of counterclaims which the Company has, which exceed the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change-of-control provision of the various agreements with Dr. Tesler, as well as having other defenses to such claims. It is also the Company's position that certain provisions of the warrants issued to Dr. Tesler were not as agreed and authorized. The warrants expired October 1, 1998.


          The children and a former spouse of Dr. Tesler have also raised certain claims arising out of the death of Dr. Tesler. The Company settled these claims in December 1998. Accordingly, the Company has recorded a lawsuit settlement expense of $1,179,000 (which includes legal and other costs related to the settlement) as of December 31, 1998. Payments made to date were advanced by ICC on behalf of the Company and are recorded as accounts payable to ICC.


          In December 1995, the Company accrued the continuing salary due to Dr. Tesler for the period through December 1998. It has not made provisions for any other amounts claimed, nor has it accrued any amounts due from the Estate. As noted above, the Company believes that the claims are without merit and that it has valid offsetting claims. The Company intends to vigorously defend against the arbitration claim and to prosecute its claims against the Estate.

          In May 1998, the Company brought an action against its former outside corporate counsel seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company.

Note 3:   INVENTORIES:


          Inventories consist of the following:

                                      DECEMBER 31, 1998        JUNE 30, 1998
                                     -----------------         -------------
                   Raw materials         $7,912,000              $6,589,000
                   Work in progress       1,159,000                 717,000
                   Finished goods        12,405,000              12,790,000
                                         ----------              ----------
                                        $21,476,000             $20,096,000
                                        ===========             ===========


Note 4:   DIVIDENDS:

          No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $550,000 at December 31, 1998.

Note 5:   RELATED PARTY TRANSACTIONS:

          The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the six months ended December 31, 1998 and 1997:

                                                           1998           1997
                                                          ------         ------
             Inventory purchases from ICC             $1,951,000      $ 630,000
             Interest charges from ICC                   123,000        168,000
             Accounts payable to ICC                   1,703,000        681,000
             Equipment lease obligation due ICC                *      2,701,000


             * The Company assumed direct liability for these leases which were previously indirectly financed through ICC.


Note 6    RESTATEMENT:

          Subsequent to the issuance of the Company's Quarterly Report on Form 10-Q for the six months ended December 31, 1998, and in the course of reviewing its operations for the year ended July 3, 1999, in preparation for its annual audit, the Company determined that certain expenses were incorrectly stated during the first and second quarters of fiscal 1999. The incorrect reporting on Form 10-Q was caused primarily by the use of incomplete and inaccurate accounting records which resulted from the Company's installation of the new computer system.

          In order to upgrade services to customers, improve operating efficiencies and insure year 2000 compliance, the Company, during fiscal 1999, installed and implemented a new integrated computer system. This major system conversion caused serious disruptions in inventory control, shipping, production and planning resulting in reduced sales and increased cost of sales. In addition, the Company experienced delays in billings and collections which required an increase in borrowing levels resulting in additional interest expense.

          As a result, the Company's financial statements for the three months and the six months ended December 31, 1998, have been restated from the amounts previously reported to reflect the timing of certain expenses between quarters.

          The effect of the restatement is as follows:


At December 31, 1998                                        As
                                                        Previously             As Restated
                                                         Reported
--------------------------------------------            ----------------      -------------
Accounts receivable                                      $16,772,000           $14,799,000
Inventories                                               23,288,000            21,476,000
Deferred tax asset-current                                   300,000               700,000
Deferred tax asset-non-current                             1,431,000             3,200,000
Accrued expenses                                           1,888,000             4,105,000
Accumulated deficit                                       40,858,000            44,691,000

For the three months ended December 31, 1998
--------------------------------------------
Sales discounts and allowances                             1,575,000             2,387,000
Cost of goods sold                                        18,675,000            19,955,000
Selling, general and administrative                        3,688,000             3,888,000
Income tax benefit                                           360,000             1,322,000
Net loss                                                   1,414,000             2,744,000
Net loss attributable to common shareholders               1,464,000             2,794,000
Loss per share-basic and diluted                         $       .05           $       .09

For the six months ended December 31, 1998
--------------------------------------------
Sales discounts and allowances                             2,429,000             4,402,000
Cost of goods sold                                        32,743,000            36,201,000
Selling, general and administrative                        6,971,000             7,542,000
Income tax benefit                                           400,000             2,569,000
Net loss                                                   1,499,000             5,332,000
Net loss attributable to common shareholders               1,599,000             5,432,000
Loss per share - basic and diluted                       $       .05           $       .18


               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Gross sales for the six months ended December 31, 1998 were $43,956,000 as compared to $41,694,000 in the comparable period in the prior fiscal year. The increase in sales is $2,262,000 or 5%. Private label (store brand) sales were $40,691,000 as compared to $35,304,000 in the prior year period. The increase of $5,387,000 or 15% is a result of the addition of customers, the introduction of new products, and growth with existing customers. These increases offset the pressure on shipment levels created by the Company's conversion to a new computer system. The bulk/contract manufacturing sector had sales of $3,265,000 as compared to $6,390,000 in the prior year period. The decrease is due to lost business in the bulk/contract manufacturing sector which has not been replaced in the current fiscal year. Two customers represented 40% of sales for the six months ended December 31, 1998. Sales to these two customers, Walgreen Company and Costco Wholesale, were $17,642,000 or 40% of sales as compared to $15,382,000 or 37% of sales in the comparable period in the prior fiscal year.

Gross sales for the three months ended December 31, 1998 were $24,516,000 as compared to $22,649,000 in the comparable period in the prior fiscal year. The increase of $1,867,000 or 8% is mainly a result of the items discussed above.


Net sales for the six months ended December 31, 1998 were $39,554,000 as compared to $39,921,000 in the comparable period in the prior year. The increase was due to the increase in gross sales net of the increase in sales discounts and allowances.

Cost of sales as a percentage of net sales was 92% for the six months ended December 31, 1998 as compared to 75% in the comparable period in the prior fiscal year. Cost of sales as a percentage of net sales was 90% for the three months ended December 31, 1998 as compared to 75% in the comparable period in the prior fiscal year. The increase is due to the change in sales mix as mentioned above whereby more of the Company's business is in the private label (store brand) sector, which has a higher cost of sales percentage than the bulk/contract manufacturing business. In addition, the Company converted to a new computer system which resulted in disruptions in planning, production, inventory control, and shipping leading to a reduction in expected sales and increased cost of sales. Cost of sales was also affected by the increased cost of packaging due to new equipment installed in fiscal 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment in the current period.

Selling, general and administrative expenses were $7,542,000 or 19% of net sales for the six months ended December 31, 1998 as compared to $5,852,000 or 15% of net sales for the comparable period in the prior fiscal year. The increase of $1,690,000 is mainly a result of increased sales, legal, distribution, and hiring expenses. The increased distribution costs are related to shipping problems impacted by the new computer system. The increased hiring costs are due to the Company's commitment to having qualified people at all levels of the organization. Selling, general and administrative expenses were $3,888,000 or 18% of net sales for the three months ended December 31, 1998 as compared to $3,105,000 or 14% of net sales in the comparable period in the prior fiscal year. The increase of $783,000 is due mainly to the reasons stated above.


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


The Company recorded a tax benefit of $2,569,000 for the six months ended December 31, 1998 due to the loss for the period.

Net loss for the six and three months ended December 31, 1998 was $5,332,000 and $2,744,000, respectively, or ($.18) and ($.09) per share as compared to net income of $1,156,000 and $878,000, respectively, or $.04 and $.03 per share in the prior fiscal year.


The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume,
(b) continuing efforts to reduce material costs and (c)other cost-saving measures. There can be no assurance that such actions will be successful in returning the Company to profitability.

                         LIQUIDITY AND CAPITAL RESOURCES


At December 31, 1998, the Company had working capital of $11,527,000 as compared to $10,706,000 at June 30, 1998. Working capital at December 31, 1998 includes $14,799,000 of accounts receivable as compared to $14,861,000 at June 30, 1998. The accounts receivable decrease of $62,000 is a result of increases in discounts and allowances net of increases in sales which occurred in the last month of the quarter. In addition, the implementation of the Company's new computer system caused problems with cash collections from customers which also increased the accounts receivable balance. Working capital also includes $21,476,000 of inventory as compared to $20,096,000 at June 30, 1998. The inventory increase of $1,380,000 is a result of higher sales and the need to maintain inventories to support new customers and increased purchases by other customers. In addition, the Company's new computer system caused problems in planning and purchasing of materials which increased the inventory balance. Working capital also includes $18,844,000 of accounts payable at December 31, 1998 as compared to $20,951,000 at June 30, 1998.


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

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At December 31, 1998, the Company had borrowed $24,834,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate of interest less 3/4%.

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

The Company has a deferred tax asset of $3,900,000, net of the valuation allowance at December 31, 1998, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The benefits of net operating loss carry forwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time. Accordingly, a valuation allowance of $664,000 was recorded at December 31, 1998 to provide for this uncertainty. The realization of this asset in future periods, if any, will improve the liquidity of the Company.

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

                                    PHARMACEUTICAL FORMULATIONS, INC.
                                    (REGISTRANT)


Date: OCTOBER 29, 1999           By:   /S/ CHARLES E. LAROSA
      -----------------                ----------------------------------------
                                       Charles E. LaRosa
                                       Chief Executive Officer and President
                                       (Principal Executive Officer)



Date: OCTOBER 29, 1999           By:   /S/ CLIFFORD H. STRAUB, JR.
      -----------------                ----------------------------------------
                                       Clifford H. Straub, Jr.
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer)