Form 10-Q
period 1999-03-31
PHARMACEUTICAL FORMULATIONS INC
filed 1999-10-29
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark one)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended:                          MARCH 31, 1999
                                                              ---------------

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

/  /   Yes     /x/  No

The number of shares outstanding of common stock, $.08 par value, as of August 31, 1999 was 30,253,320.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


                          PART I. FINANCIAL INFORMATION


ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                             ASSETS          March 31, 1999  June 30, 1998
                                                                              (Unaudited)      (Note 1)
                                                                             ------------    ------------
CURRENT ASSETS
  Cash                                                                       $     53,000    $    608,000
  Accounts receivable - net of allowance for doubtful
   accounts of $255,000 and $238,000                                           17,111,000      14,861,000
  Inventories                                                                  18,852,000      20,096,000
  Prepaid expenses and other current assets                                     1,291,000         793,000
  Income tax recoverable                                                          947,000            --
  Deferred tax asset                                                            1,000,000         300,000
                                                                                ---------         -------
       Total current assets                                                    39,254,000      36,658,000
PROPERTY, PLANT AND EQUIPMENT
  Net of accumulated depreciation and amortization of
   $19,663,000 and $17,083,000                                                 19,404,000      21,441,000
OTHER ASSETS
  Deferred tax asset                                                            2,816,000       1,231,000
  Other assets                                                                    767,000         534,000
                                                                                  -------         -------
                                                                             $ 62,241,000    $ 59,864,000
                                                                             ============    ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Current portion of long-term debt                                          $    440,000    $    482,000
  Current portion of capital lease obligations                                  3,064,000       2,898,000
  Accounts payable                                                             21,398,000      20,951,000
  Income taxes payable                                                            210,000         227,000
  Accrued expenses                                                              4,182,000       1,394,000
       Total current liabilities                                               29,294,000      25,952,000
                                                                               ----------      ----------
LONG-TERM DEBT                                                                 28,952,000      22,983,000
                                                                               ----------      ----------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                             7,211,000       7,553,000
                                                                                ---------       ---------
DEFERRED GAIN ON SALE/LEASEBACK                                                   409,000         321,000
                                                                                  -------         -------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock - par value $1.00 per share;
   10,000,000 shares authorized; 2,500,000 shares
   issued and outstanding                                                       2,500,000       2,500,000
  Common stock - par value $.08 per share; authorized
   - 40,000,000 shares; issued and outstanding -
   30,253,320 shares                                                            2,421,000       2,421,000
  Capital in excess of par value                                               37,493,000      37,493,000
  Accumulated deficit                                                         (46,039,000)    (39,359,000)
                                                                              -----------     -----------
       Total stockholders' equity (deficiency)                                 (3,625,000)      3,055,000
                                                                               ----------       ---------
                                                                             $ 62,241,000    $ 59,864,000
                                                                             ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Nine Months Ended                Three Months Ended
                                                           March 31,                       March 31,
                                                  ------------------------         ----------------------------
                                                     1999            1998            1999            1998
                                                 (Unaudited)       (Unaudited)     (Unaudited)     (Unaudited)
                                                  ------------    ------------    ------------    ------------
REVENUES
  Gross sales                                     $ 66,205,000    $ 63,778,000    $ 22,249,000    $ 22,084,000
  Less: Sales discounts and allowance                6,404,000       2,602,000       2,002,000         829,000
                                                   ------------    ------------    ------------    ------------
     NET SALES                                      59,801,000      61,176,000      20,247,000      21,255,000
                                                   ------------    ------------    ------------    ------------
COST AND EXPENSES
  Cost of goods sold                                53,609,000      46,006,000      17,408,000      16,025,000
  Selling, general and administrative               11,171,000       9,010,000       3,629,000       3,158,000
  Research and development                             530,000         822,000         148,000         309,000
                                                  ------------    ------------    ------------    ------------
                                                    65,310,000      55,838,000      21,185,000      19,492,000
                                                  ------------    ------------    ------------    ------------
       INCOME (LOSS) FROM OPERATIONS                (5,509,000)      5,338,000        (938,000)      1,763,000
                                                  ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                  (3,346,000)     (3,154,000)     (1,172,000)     (1,081,000)
  Lawsuit settlement                                (1,179,000)           --              --              --
  Other                                                123,000         121,000         100,000         100,000
                                                  ------------    ------------    ------------    ------------
                                                    (4,402,000)     (3,033,000)     (1,072,000)       (981,000)
                                                  ------------    ------------    ------------    ------------
       INCOME (LOSS) BEFORE INCOME TAXES            (9,911,000)      2,305,000      (2,010,000)        782,000
INCOME TAXES (BENEFIT)                              (3,231,000)        461,000        (662,000)         94,000
                                                  ------------    ------------    ------------    ------------
       NET INCOME (LOSS)                            (6,680,000)      1,844,000      (1,348,000)        688,000
Preferred stock dividend requirement                   150,000         150,000          50,000          50,000
NET INCOME (LOSS)
  ATTRIBUTABLE TO COMMON SHAREHOLDERS             $ (6,830,000)   $  1,694,000    $ (1,398,000)   $    638,000
EARNINGS (LOSS) PER SHARE -                       ============    ============    ============    ============
  BASIC AND DILUTED                               $       (.23)   $        .06    $       (.05)   $        .02
WEIGHTED AVERAGE NUMBER OF                        ============    ============    ============    ============
  COMMON SHARES OUTSTANDING                         30,253,000      30,156,000      30,253,000      30,228,000
                                                  ============    ============    ============    ============

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine Months ended March 31,
                                                                         ---------------------------
                                                                          1999           1998
                                                                        (Unaudited)     Unaudited)
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $(6,680,000)   $ 1,844,000
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
     Depreciation and amortization of property, plant
       and equipment                                                       2,086,000      1,858,000
     Amortization of bond discount and deferred
       financing costs                                                       185,000        157,000
     Amortization of deferred gain on sale of leaseback                      (82,000)       (39,000)
  Changes in current assets and liabilities:
   (Increase) in accounts receivable                                     (2,250,000)    (5,122,000)
   (Increase) in inventories                                             (1,244,000)    (1,010,000)
   (Increase) in other current assets                                      (498,000)       (72,000)
   (Increase) in income tax receivable                                     (947,000)          --
   Increase  in accounts payable and accrued
      expenses and income taxes payable                                   3,218,000      1,757,000
                                                                          ----------     ----------
       NET CASH USED IN OPERATING ACTIVITIES                             (6,009,000)      (627,000)
                                                                         ----------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in other assets                                                 (233,000)       (29,000)
(Increase) in property, plant and equipment, net                            (49,000)    (1,869,000)
                                                                            -------     ----------
         NET CASH USED IN INVESTING ACTIVITIES                             (282,000)    (1,898,000)
                                                                           --------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings under line of credit                             5,488,000      2,760,000
  Principal repayments of capital leases                                 (2,176,000)    (1,730,000)
  Increase (decrease) in long-term debt                                     254,000       (302,000)
  Refinancing of capital leases                                           2,000,000           --
  Increase in deferred gain on sale/leaseback                               170,000           --
  Issuance of common stock                                                     --           75,000
                                                                             ------         ------
         NET CASH PROVIDED BY FINANCING ACTIVITIES                        5,736,000        803,000
                                                                          ---------        -------

NET DECREASE IN CASH                                                       (555,000)    (1,722,000)
CASH, BEGINNING OF PERIOD                                                   608,000      2,087,000
                                                                            -------      ---------
CASH, END OF PERIOD                                                     $    53,000    $   365,000
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

          The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist solely of normal recurring accruals plus major costs incurred as a result of the installation of a new computer system,

          The results of operations for the three and nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for a full year.

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

          With respect to the claim for continuing salary, the Company has advised the Estate of counterclaims which the Company has, which exceed the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change-of-control provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims. It is also the Company's position that certain provisions of the warrants issued to Dr. Tesler were not as agreed and authorized. The warrants expired October 1, 1998.

          The children and a former spouse of Dr. Tesler have also raised certain claims arising out of the death of Dr. Tesler. The Company settled these claims in December 1998 with payments to be made in four installments, the last of which will be due in January 2001. Accordingly, the Company recorded a lawsuit settlement expense of $1,179,000 (which includes legal and other costs related to the settlement) as of December 31, 1998. Payments made to date were advanced by ICC on behalf of the Company and are recorded as accounts payable to ICC.

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

 Note 3:  INVENTORIES:

          Inventories consist of the following:

                                         MARCH 31, 1999        JUNE 30, 1998
                                         --------------        -------------
                Raw materials                $6,098,000           $6,589,000
                Work in progress                886,000              717,000
                Finished goods               11,868,000           12,790,000
                                             ----------           ----------
                                            $18,852,000          $20,096,000
                                            ===========          ===========

Note 4:  DIVIDENDS:

          No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $600,000 at March 31, 1999.

Note 5:   RELATED PARTY TRANSACTIONS:

          The following transactions with ICC Industries Inc. (ICC), an affiliated company, are reflected in the consolidated financial statements as of or for the nine months ended March 31, 1999 and 1998:

                                                         1999              1998
                                                        ------            ------
            Inventory purchases from ICC            $2,297,000         $ 832,000
            Interest charges from ICC                  169,000           246,000
            Accounts payable to ICC                  3,126,000           675,000
            Equipment lease obligation due ICC               *         2,448,000

          * The Company assumed direct liability for these leases which were previously indirectly financed through ICC.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Gross sales for the nine months ended March 31, 1999 were $66,205,000 as compared to $63,778,000 in the comparable period in the prior fiscal year. The increase in sales of $2,427,000 or 4% is mainly due to an increase in the private label sector of the business. The private label sales were $59,606,000 as compared to $54,079,000 in the prior year period. The increase of $5,527,000 or 10% is a result of the addition of new customers, the introduction of new products, and growth with existing customers. These increases offset the pressure on shipment levels created by the Company's conversion to a new computer system. The bulk/contract manufacturing sector had sales of $4,454,000 as compared to $9,699,000 in the prior year period. The decrease is due to lost business in the bulk/contract manufacturing sector which had not been replaced in the current fiscal year. Two customers represented 34% of sales for the nine months ended March 31, 1999. Sales to these two customers, Walgreen Company and Costco Wholesale, were $22,257,000 or 34% of sales as compared to $23,571,000 or 37% of sales in the comparable period in the prior fiscal year.

Gross sales for the three months ended March 31, 1999 were $22,249,000 as compared to $22,084,000 in the comparable period in the prior fiscal year. The increase of $165,000 or 1% is mainly a result of the items discussed above.

Net sales for the nine months ended March 31, 1999 were $59,801,000 as compared to $61,176,000 in the comparable period in the prior year. The decrease was due to higher sales discounts and allowances net of an increase in gross sales.

Cost of sales as a percentage of net sales was 90% for the nine months ended March 31, 1999 as compared to 75% in the prior fiscal year. Cost of sales as a percentage of net sales was 86% for the three months ended March 31, 1999 as compared to 75% in the comparable period in the prior fiscal year. The increase is partly due to the change in sales mix as mentioned above whereby more of the Company's business is in the private label (store brand) sector, which has a higher cost of sales percentage than the bulk/contract manufacturing business. To improve operating efficiencies and insure year 2000 compliance, the Company, during fiscal 1999, installed and implemented a new integrated computer system. This major system conversion caused serious disruptions in inventory control, shipping, production and planning resulting in reduced sales and increased cost of sales. Cost of sales was also affected by the increased cost of packaging due to new equipment installed in fiscal 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment.

Selling, general and administrative expenses were $11,171,000 or 19% of net sales for the nine months ended March 31, 1999 as compared to $9,010,000 or 15% of net sales for the comparable period in the prior fiscal year. The increase of $2,161,000 is mainly a result of increased sales, legal, distribution and hiring expenses. The increased distribution costs are related to shipping problems impacted by the new computer system. The increased hiring costs are due to the Company's commitment to having qualified people at all levels of the organization. Selling, general and administrative expenses were $3,629,000 or 18% of net sales for the three months ended March 31, 1999 as compared to $3,158,000 or 15% of net sales in the comparable period in the prior fiscal year. The increase of $471,000 is due mainly to the reasons stated above.

Research and development costs were $530,000 for the nine months ended March 31, 1999 as compared to $822,000 for the comparable period in the prior fiscal year. Research and development costs were $148,000 for the three months ended March 31, 1999 as compared to $309,000 in the comparable period in the prior fiscal year.

Interest expense was $3,346,000 for the nine months ended March 31, 1999 as compared to $3,154,000 in the comparable period in the prior fiscal year. Interest expense was $1,172,000 for the three months ended March 31, 1999 as compared to $1,081,000 in the comparable period in the prior fiscal year. As a result of the implementation of the new computer system the Company experienced delays in billings and collections which caused a substantial increase in accounts receivable which required increased borrowing and additional interest expense. The increase in interest expense is partly a result of increases in capital lease obligations and borrowings under the revolving credit agreement to support the additional capital expenditures and working capital requirements of increased receivables partially offset by reduced interest rates on the new revolving credit agreement.

The Company settled claims relating to the children and a former spouse of Dr. Tesler, the former President of the Company who died in December 1996. (see Note 2: Contingencies). Accordingly, the Company has recorded a lawsuit settlement expense of $1,179,000 for the nine months ended March 31, 1999.

The Company recorded a tax benefit of $3,321,000 for the nine months ended March 31, 1999 due to the loss for the period.

Net loss for the nine and three months ended March 31, 1999 was $6,680,000 and $1,348,000 respectively, or ($0.23) and ($.05) per share as compared to net income of $1,844,000 and $688,000, respectively, or $.06 and $.02 per share in the prior fiscal year.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume,
(b) continuing efforts to reduce material costs and (c) other cost-saving measures. There can be no assurance that such actions will be successful in returning the Company to profitability.

                         LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had working capital of $9,960,000 as compared to $10,706,000 at June 30, 1998. Working capital at March 31, 1999 includes $17,111,000 of accounts receivable as compared to $14,861,000 at June 30, 1998. The accounts receivable increase of $2,250,000 is partly a result of higher sales, especially sales which occurred in the last month of the period. In addition, the implementation of the Company's new computer system caused problems with cash collections from customers which also increased the accounts receivable balance. Working capital also includes $18,852,000 of inventory as compared to $20,096,000 at June 30, 1998. Working capital also includes $21,398,000 of accounts payable as compared to $20,951,000 at June 30, 1998.

The Company utilized $6,009,000 in cash from operations in the nine months ended March 31, 1999. This utilization was financed primarily with proceeds from the line of credit of $5,488,000.

Capital expenditures for the nine months ended March 31, 1999 were $586,000. Such expenditures related primarily to the continuing upgrade of the Company's manufacturing equipment and plant facilities. In addition, the Company is refining and improving its information systems to better serve its customers and meet its continuing information system needs.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At March 31, 1999, the Company had borrowed $23,352,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate of interest less 3/4%.

On April 1, 1999, the Company entered into a term loan and security agreement with ICC for $3,000,000 with interest at the rate of 1% above the prime rate. ICC also provided a temporary guarantee on $1,500,000 in advances from a lending institution on April 1, 1999.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through March 31, 1999 totaling $600,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid.

The Company has a deferred tax asset of $4,480,000, before the valuation allowance at March 31, 1999, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The benefits of net operating loss carry forwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time. Accordingly, a valuation allowance of $664,000 was recorded at March 31, 1999 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

Reference is made to item 7 of the Company's Form 10-K for the year ended June 30, 1998 for a discussion under the caption "Year 2000 Compliance".

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

          None.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None.

ITEM 5:   OTHER INFORMATION

          When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "expect", "believe", "hope", or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a).     Exhibits

                   27.  Financial Data Schedule

           (b).    Reports on Form 8-K

                   DATE OF REPORT

                   May 18, 1999        Restatement of quarterly results

                   June 15, 1999       Delay in interest payment on debentures

                   July 14, 1999       Payment of interest on debentures

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