Form 10-K
period 1999-07-03
PHARMACEUTICAL FORMULATIONS INC
filed 1999-10-29
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------
                                    FORM 10-K
       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   (MARK ONE)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended July 3, 1999

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
reporting requirements for the past 90 days. Yes /  /   No /x/

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on September 24, 1999 was approximately $2,033,295.

          As of September 24, 1999, there were 30,253,320 shares of Common Stock, par value $.08 per share, outstanding

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") with respect to the registrant's Annual Meeting of Stockholders to be held in 1999 (the "1999 Proxy Statement") are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

          THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THAT TERM IN THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934). ADDITIONAL WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS MAY BE MADE BY US FROM TIME TO TIME, IN FILINGS WITH THE SECURITIES EXCHANGE COMMISSION OR OTHERWISE. STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THESE SAFE HARBOR PROVISIONS. FORWARD-LOOKING STATEMENTS MAY INCLUDE PROJECTIONS OF REVENUE, INCOME OR LOSS AND CAPITAL EXPENDITURES; STATEMENTS REGARDING FUTURE OPERATIONS, FINANCING NEEDS, COMPLIANCE WITH FINANCIAL COVENANTS IN LOAN AGREEMENTS, PLANS FOR ACQUISITION OR SALE OF ASSETS OR BUSINESSES AND CONSOLIDATION OF OPERATIONS OF NEWLY ACQUIRED BUSINESSES, AND PLANS RELATING TO PRODUCTS OR SERVICES; ASSESSMENTS OF MATERIALITY; AND PREDICTIONS OF FUTURE EVENTS AND THE EFFECTS OF PENDING AND POSSIBLE LITIGATION, AS WELL AS ASSUMPTIONS RELATING TO THESE STATEMENTS. IN ADDITION, WHEN WE USE THE WORDS "ANTICIPATES," "BELIEVES," "ESTIMATES," "EXPECTS," AND "INTENDS," AND "PLANS," AND VARIATIONS THEREOF AND SIMILAR EXPRESSIONS, WE INTEND TO IDENTIFY FORWARD-LOOKING STATEMENTS.

          FORWARD-LOOKING STATEMENTS ARE INHERENTLY SUBJECT TO RISKS AND UNCERTAINTIES, SOME OF WHICH CANNOT BE PREDICTED OR QUANTIFIED BASED ON CURRENT EXPECTATIONS. CONSEQUENTLY, FUTURE EVENTS AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN, CONTEMPLATED BY, OR UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. STATEMENTS IN THIS REPORT, PARTICULARLY IN "ITEM 1. BUSINESS", "ITEM 3. LEGAL PROCEEDINGS", THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," DESCRIBE CERTAIN FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES. OTHER FACTORS THAT COULD CONTRIBUTE TO OR CAUSE SUCH DIFFERENCES INCLUDE UNANTICIPATED DEVELOPMENTS IN ANY ONE OR MORE OF THE FOLLOWING AREAS:

     o OUR ABILITY, AND THE ABILITY OF CERTAIN OF OUR VENDORS, TO OBTAIN AND MAINTAIN APPROVALS FROM THE U.S. FOOD AND DRUG ADMINISTRATION FOR NEW PRODUCTS AND OTHER REGULATORY MATTERS, AND OUR ABILITY TO QUALIFY ADDITIONAL VENDORS FOR SIGNIFICANT RAW MATERIAL,

     o    THE RECEPTIVITY OF CONSUMERS TO GENERIC DRUGS,

     o THE RATE OF OUR NEW PRODUCT INTRODUCTIONS AND THE RECEPTIVITY OF OUR CUSTOMERS TO SUCH PRODUCTS,

     o    COMPETITION, INCLUDING PRESSURES WHICH MAY REQUIRE US TO REDUCE OUR
          PRICES,

     o THE NUMBER AND NATURE OF CUSTOMERS AND THEIR PRODUCT ORDERS, INCLUDING MATERIAL CHANGES IN ORDERS FROM OUR MOST SIGNIFICANT CUSTOMERS,

     o ABILITY OF OUR VENDORS TO CONTINUE TO SUPPLY OUR NEEDS, ESPECIALLY WITH RESPECT TO OUR KEY PRODUCTS SUCH AS IBUPROFEN,

     o BORROWING COSTS, AND OUR ABILITY TO GENERATE CASH FLOW TO PAY INTEREST AND SCHEDULED AMORTIZATION PAYMENTS AS WELL AS OUR ABILITY TO REFINANCE SUCH INDEBTEDNESS OR TO SELL ASSETS WHEN IT COMES DUE,

     o RELATIONS WITH OUR CONTROLLING SHAREHOLDER, INCLUDING ITS CONTINUING WILLINGNESS TO PROVIDE FINANCING AND OTHER RESOURCES,

     o    PENDING OR NEW LITIGATION,

     o    THE IMPACT OF YEAR 2000 ISSUES, AND

     o THE CONTINUED INVOLVEMENT OF KEY PERSONNEL OR THE ABILITY TO OBTAIN SUITABLE REPLACEMENT PERSONNEL,

AS WELL AS OTHER RISKS FACTORS WHICH MAY BE DETAILED FROM TIME TO TIME IN OUR SECURITIES AND EXCHANGE COMMISSION FILINGS.

          YOU ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT, WHICH IS ACCURATE ONLY AS OF THE DATE OF THIS REPORT. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULT OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS THAT MAY BE MADE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS REPORT OR TO REFLECT THE OCCURRENCE OF UNEXPECTED EVENTS.

INTRODUCTION

          Pharmaceutical Formulations, Inc. (PFI), a Delaware corporation, is the second largest publicly-traded private label manufacturer and distributor of nonprescription (sometimes called "over-the-counter" or "OTC") solid dose pharmaceutical products (which are referred to in this report as "generic OTC products") in the United States. Such products, which are made in tablet, caplet or capsule form are primarily sold under our customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. We also sell and market a line of antifungal aerosols. To a limited extent, we also sell generic OTC products under our own brand names, including HEALTH+CROSS(R) anD HEALth PHARM(R), which sales account for less than 1% of our total revenues.

          We believe that the therapeutic benefits of our generic OTC products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which our products are patterned are identical to those of our products. We are subject to regulation by the U.S. Food and Drug Administration (FDA). Our largest customers include Walgreen Company (Walgreen), Costco Wholesale (Costco), K-Mart (K-Mart) and CVS Corp. (CVS), which in May 1997 merged with Revco D.S., Inc. (Revco).

CERTAIN RELATIONSHIPS WITH ICC

          In September 1991, we entered into an agreement with ICC Industries Inc. (ICC) pursuant to which ICC was granted a series of options and related preemptive rights to acquire a total of approximately 66.7% of the outstanding shares of our common stock. ICC is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products which had calendar 1998 sales in excess of $1 billion. ICC and its subsidiaries have offices in key business centers around the world and own numerous manufacturing plants. ICC has exercised all of its options and certain of the related preemptive rights and currently owns an aggregate of 19,635,894 shares of common stock, representing approximately 64.9% of our outstanding common stock. In fiscal 1996, we sold 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock to ICC. The preferred stock is currently convertible into common stock at the option of ICC on three months notice to the Company. Each share of preferred stock is convertible to such number of shares of common stock as equals the then-current liquidation preference for such shares of preferred stock (currently $1.00) divided by the lower of the current market price for the common stock (as defined) at the conversion date (as defined) or $2.00 per share (subject to certain antidilution adjustments). (The current market price is defined as the average of the daily market prices (as defined) for the common stock for 30 consecutive trading days commencing 45 days prior to the conversion date, which is the third monthly anniversary date of the date of notice of conversion). If ICC elected to convert such shares of preferred stock and it is assumed that the applicable current market price is equal to the average of the high and low asked priced for the common stock on September 24, 1999 ($.29), then the 2,500,000 shares of preferred stock would convert into 8,620,689 shares of common stock. After such conversion, ICC would then own 28,256,583 shares of common stock, which is 72.7% of the outstanding common stock. If the market price for the common stock is greater than $.29 per share at the conversion date ICC would own fewer shares, and if the market price is less than $.29 per share ICC would own more shares, after any such conversion.

          In addition, the Company purchases certain raw materials from ICC and previously leased equipment from ICC, and its affiliates. See "Certain Relationships and Related Transactions." Also, on April 1, 1999, ICC provided a term loan of $3,000,000 and a temporary guarantee of $1,500,000 in advances under a line of credit and term loan from a lending institution. The term loan is secured by a subordinated pledge of all the assets of the Company and is repayable in 12 monthly installments of $75,000 each commencing May 2000 and 12 monthly installments of $100,000 each commencing in May 2001 with a final payment of $900,000 in May 2002. Interest is payable at 1% over prime. On October 1, 1999 the guaranteed advance was reduced by $100,000.

PRODUCTS

          Currently, we market more than 90 different types of generic OTC products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen, acetaminophen and naproxen sodium), cough-cold preparations, sinus/allergy products and gastrointestinal relief products. Sales of ibuprofen accounted for 34%, in fiscal 1999, 39% in fiscal 1998 and 38% in fiscal 1997 of our total revenues. New products introduced in fiscal 1999 include ibuprofen capsules.

          Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and, we believe, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. We manufacture generic OTC products which we believe are chemically and therapeutically equivalent to such brand name products as Advil(R), Aleve(R), Anacin(R), Tylenol(R), Bufferin(R), Ecotrin(R), Motrin(R), Advil(R), Excedrin(R), Sominex(R), Mylanta(R), Sudafed(R), Comtrex(R), Sinutab(R), Dramamine(R), Actifed(R), Benadryl(R), Allerest(R) and Tagamet(R) HB(TM), among other products.(1)

          In fiscal 1998 we entered into wo cooperative endeavors to expand our product offerings. In July 1997 we entered into an alliance with A&S Pharmaceutical Corporation to which A&S's complete range of aspirin products are now made available to our customers. This enables us to satisfy demand in a growth segment driven largely by the therapeutic benefits of aspirin-based products for cardiovascular patients. In November 1997 we erneted into a joint venture with APG, Inc., through PFI LLC, a limited liability company owned in equal portions by APG, Inc. and the Company, to develop, manufacture and market certain healthcare products. APG is the second largest privately-owned contract packager of aerosol products in the United States. The first product marketed by this joint venture was a line of anti-fungal aerosols, which were first sold in July 1998. A second product to be marketed by the joint venture is a line of cough/cold liquids, which commenced in October 1999.


----------
1 Such brand names, and other brand names mentioned in this report, are registered marks of companies unrelated to PFI, unless otherwise notes.


MANUFACTURING

          In order to manufacture generic OTC products, we acquire raw materials from suppliers located in the United States and abroad, including ICC, an affiliate of the Company. During the fiscal year ended July 3, 1999, we purchased from ICC $2,667,000 of raw materials.

          To date, we have obtained the raw materials we need and expect that such raw materials will continue to be readily available in the future. Our raw materials are first placed in quarantine so that samples of each lot can be assayed for purity and potency by a team of our trained chemists and technicians. Incoming materials are tested to assure that they are free of objectionable microorganisms and that they meet chemical and physical testing requirements. Throughout the manufacturing process, samples are taken by quality assurance inspectors for quality control testing. The raw materials must meet standards established by the United States Pharmacopoeia, the National Formulary and the FDA, as well as by us and our customers.

          To produce capsules and tablets, we utilize specialized equipment which compresses tablets and fills powder and granules into hard gelatin capsules. At this stage, certain tablets are film or sugar coated to achieve an aesthetically appealing tablet. The customer chooses whether its order of generic OTC products will be delivered in bulk containers or in packages. Typically, we assist our customers in developing the size, design and graphics of the folding carton, label and container for the products. The package can be automatically placed into shipping containers of the customer's selection.

          Since January 1992, we have entered into various subleases of equipment and leasehold improvements from companies affiliated with ICC, for which we pay such affiliates fixed monthly fees. In fiscal 1999, we assumed these subleases and are now making the lease payments directly to a leasing company, which is not associated with ICC. We no longer lease equipment or other capital items from ICC.

          In response to drug tampering problems affecting the industry generally, we have instituted certain tamper-evident features in our packaging operation. A tamper-evident package is one which readily reveals any violation of the packaging or possible contamination of the product. These include a foil inner-seal which is electronically sealed after the capping operation and, for some customers, a neck band or outer safety seal applied to the bottle and cap as an additional tamper-evident feature. In addition, we manufacture a banded capsule which contains a gelatin band in the center to deter ease of opening and/or closing the capsule product. Although we take steps to make our products tamper-resistant, we believe that no product is "tamper-proof." There can be no assurance that our products will not be tampered with. Any such tampering, even if it occurs in the retail outlets, may have a material adverse effect on our business. See "Insurance."

CUSTOMERS

          Our customers consist of over 50 retailers (including major national and regional drug, supermarket and mass-merchandise chains), wholesalers, distributors, and brand-name pharmaceutical companies. Sales to our various categories of customers in fiscal 1999, 1998 and 1997 by percentage of total sales were as follows:


                                                      PERCENTAGE OF SALES
                                                    -----------------------

CATEGORY                                            1999      1998     1997
--------                                            ----      ----     ----

Retail drug and supermarket chains and mass          93%       86%      84%
  merchandisers
  Bulk sales to wholesalers and distributors          5%        8%      10%
  Brand-name pharmaceutical companies                 2%        6%       6%


All of these sales consisted of products which our customers sell under their own store brand or other labels.

          Sales to customers who represented more than 10% of sales in any one or more of the years 1999, 1998 and 1997 were as follows:

                     SALES ($ AND PERCENTAGE OF TOTAL SALES)
                     --------------------------------------

CUSTOMER             1999                 1998                    1997
--------             ----                 ----                    -----

Walgreens      $15,412,000 (17%)     $14,422,000 (17%)       $10,685,000 (14%)
  Costco       $12,522,000 (14%)     $16,643,000 (20%)       $12,343,000 (16%)
  Revco *              -                     -               $12,930,000 (17%)


*As noted above, in May 1997 Revco merged with CVS; sales to Revco/CVS after the merger did not exceed 10% of our sales in fiscal 1998 or 1999.

          Other retail customers include American Stores, a grocery chain; AmeriSource, a drug wholesaler; BJ Wholesale Club, a warehouse discounter; Eckerd, a drug store chain; Family Dollar, a discount chain; Fleming Cos., a food wholesaler; H.E. Butt, a food chain; Kmart, a mass merchandise chain; Pathmark Stores, a grocery store chain; Rite Aid, a drug store chain; Super Value, a food wholesaler; Wakefern/Shoprite, a grocery store co-op; and Winn-Dixie, a grocery store chain.

          The amounts of backlog orders at the end of fiscal 1999 and 1998 were not significant. International sales are not significant at this time.

SALES AND MARKETING

          We have 14 employees in sales and customer service. This staff and over 20 independent brokers sell our generic OTC pharmaceutical products and our marketing services to current and potential customers. There currently are four account teams servicing different geographic areas of the U.S., each headed by a sales director who works with the marketing group, a customer service representative and a management information systems specialist. A team is assigned to each retail customer, to focus on servicing that customer and make marketing recommendations to help build retail store brand business.

          We have six employees in marketing and graphic design area who work with customers to develop and execute customized marketing programs directed at selling consumers on the therapeutic benefits of the OTC pharmaceutical store brands products.

GOVERNMENTAL REGULATION

          Pharmaceutical companies are subject to extensive regulation by the Federal government, primarily by the FDA, under the Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations. These regulations govern or influence the testing, manufacture, safety, labeling, storage, recordkeeping, approval, pricing, advertising and promotion of our drug products. Failure to comply with FDA and other governmental requirements can result in a variety of adverse regulatory actions, including but not limited to the seizure of company products, demand for a product recall, total or partial suspension of manufacturing/production, refusal by FDA to approve new products, and withdrawal of existing product approvals.

          The FDA requires all new pharmaceutical products to be proven safe and effective before they may be commercially distributed in the United States. In order to prove the safety and efficacy of most new pharmaceutical products, pharmaceutical companies are often required to conduct extensive preclinical (animal) and clinical (human) testing. Such testing is extensively regulated by the FDA.

          Most prescription drug products obtain FDA marketing approval via either the "new drug application" (NDA) process or the "abbreviated new drug application" (ANDA) process. An NDA is submitted to the FDA in order to prove that a drug product is safe and effective. NDAs typically contain data developed from extensive clinical studies. The filing of an NDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

          Generic drug products are capable of being approved for marketing by the FDA via the ANDA process. An ANDA is submitted to the FDA in order to demonstrate that a drug product is "bioequivalent" to a drug product that has already been approved by the FDA for safety and effectiveness (I.E. an "innovator" drug product). Unlike an NDA, an ANDA is not required to contain evidence of safety and effectiveness. Instead, ANDAs for orally administered dosage forms typically contain "bioavailability" studies to demonstrate "bio-equivalence." FDA approvals of ANDA's generally take 18 to 24 months to obtain. As with NDAs, the filing of an ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

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

          A company generally may file an ANDA application with the FDA at any point in time. There are certain exceptions, however, such as when an "innovator's" drug product was granted five years of "marketing exclusivity" under the Waxman-Hatch Act. In such case, the ANDA application may not be filed with FDA until the five years of "marketing exclusivity" have expired. Such prohibition on filing does not apply, however, if the period of marketing exclusivity is three years.

          When an ANDA application is filed, the FDA may immediately review the application regardless of whether the "innovator's" product has patent protection or is subject to "marketing exclusivity." The FDA's ANDA approval, however, is conditional and does not become effective until the expiration of any applicable patent or "marketing exclusivity" periods. After the expiration of these periods, a generic product that has received conditional ANDA approval may be marketed immediately.

          Some drug products that are intended for over-the-counter marketing require NDA or ANDA approval. Most OTC drug products, however, may be commercially distributed without obtaining FDA approval of an NDA or ANDA application. The FDA established the OTC Drug Review in the early 1970's, which led to the creation of OTC drug monographs that indicate whether certain drug ingredients are safe and effective for specific intended uses. Final OTC drug monographs have the force of law. Products that conform with the requirements of a final OTC drug monograph do not require NDA or ANDA approval, whereas OTC products not covered by a monograph must by approved via an NDA or ANDA.

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

          If the final drug monographs require us to expend substantial sums to maintain FDA compliance, we could be materially adversely affected. In the past, our generic OTC products (with the exception of ibuprofen) have not required approval of NDAs or ANDAs. Certain products which we recently introduced or are under development, however, require such approvals (see "Products - Products in Development"). The FDA has approved ANDA's in 200 mg., 300 mg., 400 mg., 600 mg. and 800 mg. dosage strengths for our ibuprofen product (although, at present, we sell our ibuprofen products in the 200 mg. strength only). We have also obtained FDA approval of certain different colors and shapes for our 200 mg. ibuprofen product. Our naproxen sodium product received ANDA approval in fiscal 1997 and our cimetidine product received ANDA approval in fiscal 1998. In addition, we received ANDA approval for an ibuprofen capsule in July 1998.

          All drug products, whether prescription or OTC, are required to be manufactured and processed in compliance with the FDA's "good manufacturing practices" (GMPs). GMPs are "umbrella" regulations that prescribe, in general terms, the methods to be used for the manufacture, packing, processing and storage of drug products to ensure that such products are safe and effective. Examples of GMP regulatory requirements include record-keeping requirements and mandatory testing of in-process materials and components. FDA inspectors determine whether a company is in compliance with GMPs. Failure to comply with GMPs may render a drug "adulterated" and could subject the company to adverse regulatory actions.

          The FDA regulates many other aspects of pharmaceutical product development and marketing, including but not limited to product labeling and, for prescription drug products, product advertising. The Federal Trade Commission is the primary Federal agency responsible for regulating OTC drug product advertising.

          In addition to Federal regulation, pharmaceutical companies are subject to state regulatory requirements, which may differ from one state to another.

          We believe that we are currently in compliance with FDA regulations. However, in anticipation of more stringent and extensive requirements by FDA, we undertook a major renovation and upgrade of our manufacturing plant. We believe that these improvements, which were substantially completed in June 1996 at a cost of approximately $4,500,000, will help to satisfy both present and future FDA regulations and guidelines as well as facilitate our ability to produce state-of-the-art products for our customers.

          Federal and/or state legislation and regulations concerning various aspects of the health care industry are under almost constant review and we are unable to predict, at this time, the likelihood of passage of additional legislation, nor can we predict the extent to which we may be affected by legislative and regulatory developments concerning our products and the health care field generally.

ENVIRONMENTAL MATTERS

          The prior owner of our Edison, New Jersey manufacturing facility, Revco, has conducted a soil and groundwater cleanup of such facility, under the New Jersey Industrial Site Recovery Act (ISRA), as administered by the New Jersey Department of Environmental Protection (NJDEP). NJDEP has determined that the soil remediation was complete and has approved the groundwater remediation plan, subject to certain conditions. Revco began operating a groundwater remediation treatment system in 1995. Although CVS (as the successor to Revco) is primarily responsible for the entire cost of the cleanup, we guaranteed the cleanup. In addition, we agreed to indemnify the owner of the facility under the terms of the 1989 sale lease-back. If CVS defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, we may be required to make payment for any cleanup. The likelihood of CVS, being unable to satisfy any claims which may be made against it in connection with the facility, however, are remote in our opinion. Accordingly, we believe that we will not have to bear any costs associated with remediation of the facility and we will not need to make any material capital expenditures for environmental control facilities.

RESEARCH AND DEVELOPMENT; NEW PRODUCTS AND PRODUCTS IN DEVELOPMENT

          We are engaged in a research and development program which seeks to develop and gain regulatory approval of products which are comparable to national brand products under the FDA OTC Drug Monograph process or the ANDA process. We are also engaged in R&D efforts related to certain prescription (sometimes referred to as ethical) products and are exploring potential acquisition candidates or joint ventures to facilitate entry into other drug categories.

          We maintain a staff of five employees in our product development department, as well as other support staff to assist our customers. Our research and development activities are primarily related to the determination of the formula and specifications of the products desired by customers, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (I.E. tablet, caplet or capsule) and packaging of such products, as well as costs related to new products in development including costs associated with regulatory approvals. Our research and development expenditures were $667,000 in fiscal 1999, $904,000 in fiscal 1998 and $867,000 in fiscal 1997. The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what branded products are coming off patent in the near future and whether or not such products are appropriate for development by us. Expenditures in one year are not necessarily indicative of expenditures in future years. We expect to spend in fiscal 2000 between $800,000 and $1,300,000 on research and development activities consistent with our goal of continually increasing and improving our product line.

          In October 1993, we entered into an agreement with Farmacon, Inc. (Farmacon), the owner of certain proprietary information and technology relating to sucralfate tablets used for the treatment of ulcers, pursuant to which we agreed to develop sucralfate tablets with Farmacon. The contract grants us certain exclusive manufacturing, marketing and distribution rights with respect to such product in both the ethical and OTC markets. The agreement (which expires ten years after approval by the FDA of distribution of the product subject to certain rights to extend the agreement) provides that the cost of all clinical studies and the cost of obtaining regulatory approval will be borne by Farmacon, while the costs of raw materials and components used to produce clinical batches and to produce the product after regulatory approval will be borne by us. We agreed, however, to contribute $600,000 (all of which has been contributed through fiscal 1998) to the development and approval process based on certain benchmarks as defined in the agreement. The parties further agreed that any "product profit" (as defined in the agreement) will be distributed 75% to Farmacon and 25% to us. An ANDA for the product was filed with the FDA in October 1996.

          In connection with ICC, we have developed the OTC version of a cimetidine based H2 antagonist, for the relief from heartburn, acid indigestion and sour stomach. An ANDA for this product was approved by the FDA in June 1998 and we began selling the OTC version of cimetidine immediately upon approval.

PATENTS AND TRADEMARKS

          ALLERFED(R), LEG EASE(R), HEALTH+CROSS(R) AND HEALTH PHARM(R) are federally registered trademarks owned by us. To the extent that our packaging and labeling of generic OTC products may be considered similar to the brand name products to which they are comparable, and to the extent that a court may determine that such similarity may constitute confusion over the source of the product, we may be subject to legal actions under state and Federal statutes and case law to enjoin the use of the packaging and for damages.

INSURANCE

          We may be subject to product liability claims by persons damaged by the use of our products. We maintain product liability insurance for our generic OTC products covering up to $10,000,000 in liability. Although there have been no material product liability claims made against us to date, there can be no assurance that such coverage will adequately cover any claims which may be made or that such insurance will not significantly increase in cost or become unavailable in the future. The inability to maintain necessary product liability insurance would significantly restrict our ability to sell any products and could result in a cessation of our business.

COMPETITION

          We compete not only with numerous manufacturers of generic OTC products, but also with brand name drug manufacturers, most of which are well known to the public. In addition, our products compete with a wide range of products, including well-known name brand products, almost all of which are manufactured or distributed by major pharmaceutical companies. Some of our competitors, including all of the manufacturers and distributors of brand name drugs, have greater financial and other resources than we have, and are therefore able to expend more effort than we do in areas such as product development and marketing. The crucial competitive factors are price, product quality, customer service and marketing. Although we believe that our present equipment and facilities render our operations competitive as to price and quality, many competitors may have far greater resources than we have, which may enable them to perform high quality services at lower prices than the services performed by the Company. Additionally, some of our customers may acquire the same equipment and technology used by ourselves and perform for themselves the services which we now perform for them.

EMPLOYEES

          As of September 15, 1999, we employed approximately 450 full-time employees. Of such employees, approximately 340 are engaged in manufacturing activities and approximately 260 are covered by a collective bargaining agreement between the Company and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey (Local 522), which expires in October 2001. Additionally, five of our employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. We had 20 persons employed in sales and marketing, 35 administrative and operational employees and 51 laboratory technicians and scientists. We believe that our relations with our employees are satisfactory.

EXECUTIVE OFFICERS

          The executive officers of the Company as of September 15, 1999 are set forth below:

        NAME                        POSITIONS

        Charles E. LaRosa           President; Chief Executive Officer; Director

        Clifford H. Straub, Jr.     Senior Vice President-Chief Administrative
                                    Officer; Chief Financial Officer

        Ward Barney                 Vice President, Operations

        Brian W. Barbee             Vice President, Scientific Affairs

        Anthony Cantaffa            Vice President, New Business Development

        George Chin                 Vice President, Sales

        Alexander M. Schobel        Vice President, Research & Development

          The business experience of the Company's executive officers is set forth below;

          CHARLES E. LAROSA, age 57, has been a director of the Company and President and Chief Executive Officer since December 1995. For the five years prior to joining the Company he was President of American Home Food Products, a subsidiary of American Home Products Corporation.

          CLIFFORD H. STRAUB, JR., age 55, has been Senior Vice President-Chief Administrative Officer and Chief Financial Officer since March 1999. Prior to joining the Company, Mr. Straub was a consultant and from 1996 to 1998 was Vice President and Chief Financial Officer of Prins Recycling and from 1998 to 1995 was Vice President and Chief Financial Officer of West Pharmaceutical Services Inc. (formerly Paco Pharmaceutical Services, Inc.). Mr. Straub is a Certified Public Accountant.

          WARD BARNEY, age 48, has been the Company's Vice President, Operations since June 1999. Prior to joining the Company, he was Vice President, Operations of Schein Pharmaceuticals Inc. from 1997 to 1999 and Senior Vice President from 1994 to 1997 and has been in operations and engineering in the pharmaceutical industry for over 20 years.

          BRIAN W. BARBEE, age 49, has been Vice President of Scientific Affairs since 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory, between 1993 and 1995. He joined the Company in 1978 and became Director of Quality Assurance in 1982 and Director of Regulatory Affairs in 1988.

          ANTHONY CANTAFFA, age 56, has been the Company's Vice President, New Business Development since September 1997. Mr. Cantaffa also acted as Vice President-Operations from December 1998 to June 1999. He was Vice President, Mergers and Acquisitions from August 1995 until September 1997, Chief Financial Officer from 1998 until 1990 and from 1991 to 1995; and Chief Operating Officer from 1988 until 1995.

          GEORGE CHIN, age 46, has been Vice President, Sales since 1991. Mr. Chin was Field Sales Manager from 1989 until 1991. Prior to joining the Company, he was National Account Manager of Perrigo Company, a store brand health and beauty aids manufacturer, from 1986 to 1989 and District Supervisor of Beecham Products.

          ALEXANDER M. SCHOBEL, age 43, joined the Company in November 1997 and has been Vice President of Research and Development since March 1999. Mr. Schobel was Director of Research and Development for the Consumer Products Division of Warner-Lambert Company where he spent 13 years.

ITEM 2.  PROPERTIES

          We lease approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease which expires in 2004 with two five-year renewal options. The monthly rental is currently $151,847 per month and will increase on each 30th month after February 1997 by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

          In March 1995, we entered into a ten-year lease for a 91,200 square foot building located adjacent to our present manufacturing facility. We have two additional five-year renewal options. Rent payments are $26,600 per month for the first five years and $28,500 per month for the balance of the initial ten-year term. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

          We believe that both of these facilities provide the potential for increased expansion of manufacturing capacity, if necessary.

ITEM 3. LEGAL PROCEEDINGS

          CLAIMS RELATED TO MAX TESLER. In July 1997, we received an arbitration demand from the estate of Dr. Max Tesler, the former President of PFI who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the Dr. Tesler's estate is seeking an award of not less than $5,500,000 in compensatory damages, $10,000,000 in punitive damages and such number of shares of common stock as would equal 10% of the total number of shares outstanding (approximately 4,000,000 shares, which had a value as of the alleged "change of control" date of approximately $3.5 million. For claimed tortuous conduct, the Dr. Tesler's estate is seeking $20,000,000 for intentional infliction of emotional distress and $10,000,000 for PRIMA FACIE tort. The estate is also seeking attorney's fees and it sought a revised warrant agreement pursuant to claimed antidilution provisions. The claimed breaches of contract include failure to pay (a) salary through December 1998, (b) change of control payments on the assumption that there was a change of control, as defined, at the 1996 annual meeting and (c) death benefits. The claims for death benefits and a revised warrant, however, were subsequently released by Dr. Tesler's estate. Dr. Tesler's estate subsequently increased its claim for shares from four million shares (10% of the outstanding stock) to approximately 15,594,000 shares (including shares for claimed interest through September 30, 1999) (which would be approximately 34% of the post-issuance outstanding shares) due to reductions in the value of such shares from the time when the estate alleges they should have been issued.

          With respect to the claim for continuing salary, we have advised Dr. Tesler's estate of counterclaims which we have, which exceed the amount of such payments. We maintain that as a result of the termination of Dr. Tesler's employment in December 1995, we ceased to have any liability under the change-of-control provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims.

          The children and a former spouse of Dr. Tesler also raised certain claims arising out of the death of Dr. Tesler. They sought $1.46 million in death benefits allegedly due under an employment agreement and $550,000 in benefits allegedly due under a group life insurance policy. They also sought punitive damages, interest and attorneys fees in connection with the failure to pay benefits. The matter was settled in December 1998 for $1,178,000 including legal fees and other costs related to the settlement.

          In December 1995, the Company accrued the continuing salary due to Dr. Tesler for the period through December 1998. The Company has not made provision for any of the other amounts claimed or accrued any amounts due from Dr. Tesler's estate. As noted above, we believe that the claims by Dr. Tesler's estate are without merit and that it has valid offsetting claims. We intend to vigorously defend against the arbitration claim and to prosecute our claims against Dr. Tesler's estate.

          ROSENBLUM V. PFI. In 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against us by Marvin Rosenblum, seeking $3,500,000 in damages and other relief for claimed breach of an alleged employment agreement. We interposed counterclaims for fraud and related claims and claimed damages in the amount of $5,000,000. The case was dismissed with prejudice in April 1998. The plaintiff filed an appeal seeking to have the case reinstated and such appeal was denied in 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the over-the-counter market (OTC Bulletin Boardsm, Pink Sheetstm symbol: PHFR). Trading to date has been limited and there can be no assurance that an active trading market will ever develop for the common stock. As of September 24, 1999, there were 1,464 holders of record of the common. The following table sets forth the range of high and low closing bid quotations for the common stock as reported by National Quotation Bureau. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.


                                                     HIGH BID    LOW BID
                                                     --------   ---------

Year Ended June 30, 1998
  First Quarter ................................   $   .78      $   .56
  Second Quarter ...............................       .80          .53
  Third Quarter ................................       .81          .56
  Fourth Quarter ...............................       .75          .50

 Year Ended July 3, 1999
  First Quarter ................................       .72          .51
  Second Quarter ...............................       .52          .35
  Third Quarter ................................       .39          .23
  Fourth Quarter ...............................       .36          .20

 Year Ending July 1, 2000
 First Quarter (through September
    24, 1999) ..................................   $   .35      $   .21


          The high bid and low asked price of the common stock on September 24, 1999, as reported by the National Quotation Bureau, were $.27 and $.31, respectively.

          We have never paid any dividends on our common stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business or for other corporate purposes, and we do not anticipate that cash dividends will be paid. Furthermore, the agreement with our institutional lender prohibits the payment of dividends without the lender's consent. Also, any dividends must first be paid on preferred stock to the extent in arrears prior to payments of any common stock dividend.

ITEM 6. SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below for the five-years ending July 3, 1999 and June 30, 1998, 1997, 1996 and 1995 are derived from the consolidated financial statements of the Company which financial statements have been audited by BDO Seidman, LLP, independent public accountants, whose report the three years ended July 3, 1999 appears in this report. During 1999 the Company changed its fiscal year from June 30 to a 52 week period ended on the last Saturday closest to June 30. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


                                     Year Ended                   Years Ended
                                      July 3,                      June 30,
                                        1999        1998       1997       1996       1995
                                     ------------- ----------------------------------------
                                                   (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA;
     Gross sales                      $ 89,821    $ 85,179   $ 75,013   $ 57,572    $ 62,427
     Net sales                          82,174      80,829     71,117     54,327      59,107
     Net income (loss)                  (6,565)      1,867      1,332     (3,465)      2,046
     Net income (loss) per share
     of common stock:
       Basic                              (.22)        .06        .04       (.12)        .07
       Diluted                            (.22)        .05        .04       (.12)        .06
     Weighted average common
     shares and dilutive securities
     outstanding(1):
       Basic                            30,253      30,199     29,559     29,312      30,023
       Diluted                          30,253      36,710     36,242     29,312      32,520

BALANCE SHEET DATA:
     Current assets                   $ 38,003    $ 36,658   $ 29,939   $ 21,823    $ 24,759
     Current liabilities                29,219      25,952     18,550     13,895      12,587
     Working capital                     8,784      10,706     11,389      7,928      12,172
     Total assets                       59,653      59,864     48,734     39,661      40,456
     Long-term debt and
         capital lease obligations      33,548      30,536     28,734     25,752      26,938
     Stockholders' equity (deficit)     (3,510)      3,055      1,077       (411)        454

1 See Note 2 of Notes to Consolidated Financial Statements as to the calculation of weighted average common and dilutive securities outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT JULY 3, 1999

          At July 3, 1999, the Company had working capital of $8,784,000 as compared to $10,706,000 in the prior year. Working capital at July 3, 1999 included $16,600,000 of account receivable as compared to $14,861,000 in the prior year. The accounts receivable increase of $1,739,000 was a result of higher sales, especially sales which occurred in the last month of the fiscal year. Working capital in 1999 also included $17,916,000 of inventory as compared to $20,096,000 in the prior year. The inventory decrease of $2,180,000 was a result of improved inventory management during the later part of fiscal 1999. Additionally, working capital was increased by a decrease in accounts payable of $151,000 from $20,951,000 in 1998 to $20,800,000 in 1999.

          The Company used $4,913,000 in cash from operations in fiscal 1999 that was provided by an increase in borrowings.

          On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount of the line of credit and term loan is $25,000,000. At July 3, 1999, borrowings were $21,076,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate less 3/4%. Such borrowing rate was increased by 2% effective April 1, 1999. In addition on April 1, 1999 the line was further increased up to $1,500,000 over eligible receivables and inventories, as defined, up to the contractual limit. Such increase was guaranteed by ICC. As of July 3, 1999, the Company was in violation of certain financial loan covenants, which were subsequently waived. Future financial covenants have been modified. In addition, the Company has convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the working capital requirements in terms of principal and interest payments.

          The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through June 30, 1999 totaling $650,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. On April 1, 1999 the Company entered into a loan agreement with ICC for $3,000,000 with interest at 1% above the prime rate.

          The Company has a deferred tax asset of $4,420,000, before the valuation allowance at July 3, 1999, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The Company has forecasted profitable operations for at least the next few years. The benefits of net operating loss carry forwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time. Accordingly, a valuation allowance of $664,000 was recorded at July 3, 1999 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

          The Company continues to take steps aimed at increasing sales and reducing costs to improve operating results and increase profitability. The Company intends to spend an estimated $1,500,000 to $2,000,000 of capital improvements in the fiscal year ending July 1, 2000 to increase manufacturing capacity and reduce costs. The Company anticipates that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing or meeting working capital needs, there can be no assurance the Company will obtain the equipment lease financing or meet working capital needs in the future.

          The Company believes that cash flow from operations, together with revolving credit and equipment and term loan financing, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements until the maturity of the facility in August 2001, but there can be no assurance in this regard. The Company expects that its working capital needs will require it to obtain new revolving credit facilities at the time that the credit and equipment term facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

RESULTS OF OPERATIONS FOR FISCAL 1999 COMPARED TO FISCAL 1998

          Gross sales for the fiscal year ended July 3, 1999 were $89,821,000 as compared to $85,179,000 in the prior fiscal year. The increase in sales of $4,642,000 or 5.4% was mainly due to an increase in the private label sector of the business. The private label sales were $83,222,000 as compared to $73,254,000 in the prior year. This increase of $9,968,000 or 13.6 % is a result of the addition of new customers, the introduction of new products, and growth with existing customers. This increase offset the pressure on shipment levels created by the Company's conversion to a new computer system. The bulk/contract manufacturing sector had sales of $6,599,000 as compared to $11,925,000 in the prior year. The decrease was due to lost business in the bulk/contract-manufacturing sector which had not been replaced in the current fiscal year. Sales to two customers, Walgreen Company and Costco Wholesale, were $27,934,000 or 31.1% of sales as compared to $31,065,000 or 36.5% of sales in the comparable period in the prior fiscal year.

          Net sales for the fiscal year ended July 3, 1999 were $82,174,000 as compared to $80,829,000 in the prior year. The increase was due to higher gross sales which was partially offset by an increase in discounts and allowances net of an increase in gross sales.

          Cost of sales as a percentage of net sales was 86.4% for the fiscal year ended July 3, 1999 as compared to 76.6% in the prior fiscal year. The increase was partly due to the change in sales mix as mentioned above whereby more of the Company's business is in the private label (store brand) sector, which has a higher cost of sales percentage than the bulk/contract manufacturing business. To improve operating efficiencies and insure year 2000 compliance, the Company, during fiscal 1999, installed and implemented a new integrated computer system. This major system conversion caused serious disruptions in inventory control, shipping, production and planning resulting in reduced sales and increased cost of sales. Cost of sales was also affected by the increased cost of packaging due to new equipment installed in fiscal 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment during the current year. The Company estimates that such costs incurred relating to the computer system conversion and other related disruptions which occurred during fiscal 1999 to be approximately $7,000,000.

          Selling, general and administrative expenses were $14,547,000 or 17.7% of net sales for the fiscal year ended July 3, 1999 as compared to $12,296,000 or 15.2% of net sales for the prior fiscal year. The increase of $2,251,000 was mainly a result of increased sales, legal, distribution and hiring expenses. The increased distribution costs are related to shipping problems impacted by the new computer system. The increased hiring costs are due to the Company's commitment to having qualified people at all levels of the organization.

          Research and development costs were $675,000 for the fiscal year ended July 3, 1999 as compared to $904,000 for the prior fiscal year.

          Interest expense was $4,675,000 for the fiscal year ended July 3, 1999 as compared to $3,982,000 in the prior fiscal year. As a result of the implementation of the new computer system the Company experienced delays in billings and collections which caused a substantial increase in accounts receivable which required increased borrowing and additional interest expense. The increase in interest expense is primarily a result of increases in capital lease obligations and borrowings under the revolving credit agreement to support the additional capital expenditures and working capital requirements of increased receivables partially offset by reduced interest rates to March 31, 1999 on the new revolving credit agreement.

          The Company settled claims relating to the children and a former spouse of Dr. Tesler, the former President of the Company who died in December 1996. Accordingly, the Company has recorded a lawsuit settlement expense of $1,179,000 for the fiscal year ended July 3, 1999.

          Net loss for the fiscal year ended July 3, 1999 was $6,565,000 or $.22 per share as compared to net income of $1,867,000, or $.06 per share in the prior fiscal year.

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

RESULTS OF OPERATIONS FOR FISCAL 1998 COMPARED TO FISCAL 1997


          Gross sales for the fiscal year ended June 30, 1998 were $85,179,000 compared to $75,013,000 in the prior fiscal year. This increase of $10,166,000 or 14% was the result of increased sales to existing customers and new customers obtained by the Company. In addition, the increased sales were the result of new products introduced by the Company such as Cimetidine, which was introduced late in the fourth quarter of fiscal 1998.

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

          Cost of sales as a percentage of net sales was 76.6% of net sales as compared to 75.9% in the prior fiscal year. The increase in cost of sales as a percentage of net sales was due to the sales mix whereby a greater percentage of sales are in the private label (store brand) component of the business verses the bulk contract component, which component traditionally has a lower cost of sales percentage. In addition, in fiscal 1998 the Company launched new products utilizing new equipment which had higher waste and lower production efficiencies due to the beginning trials of the equipment. It is anticipated that such waste levels will be reduced and production efficiencies will increase as production of the new product utilizing such equipment is increased.

          Selling, general and administrative expenses were $12,296,000 in fiscal 1998 as compared to $10,325,000 in the prior fiscal year. The increase of $1,971,000 was mainly a result of increased marketing, sales and distribution costs to continually expand the Company's customer and product base.

          Research and development costs were $904,000 in the fiscal year ended June 30, 1998, compared to $867,000 in the prior fiscal year. The increase of $37,000 represented increased expenditures on research and development to develop new products.

          Interest and other expenses were $3,903,000 in the fiscal year ended June 30, 1998 as compared to $3,754,000 in the prior fiscal year. The increase of $149,000 was mainly a result of increased borrowing to support higher accounts receivable and inventory requirements for the increased sales.

          Income tax benefit in fiscal 1998 was a $39,000 compared to a $882,000 expense in fiscal 1997. The decrease in the income tax was a result of a change in the deferred income tax asset of $741,000 which represented tax benefits realized in fiscal year 1998 and the recognition of tax benefits available for future years.

          Net income was $1,867,000 or $.06 basic earnings per share in the fiscal year ended June 30, 1998, as compared to $1,332,000 or $.04 basic earnings per share in the prior year period.

EFFECTS OF INFLATION


          We do not believe that inflation had a material effect on our operations for the fiscal years ended July 3, 1999 and June 30, 1998 and 1997.

YEAR 2000 COMPLIANCE

          We are in the process of analyzing and addressing what is known as the year 2000 (or "Y2K") issue. This issue has arisen because many existing computer programs use only two dates to identify a year in the data field. These programs were designed and developed without considering the impact of the upcoming change in the century. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or systems failures. For instance, in connection with our business it is necessary for the computers to calculate and place on product packaging the expiration dates of our products, which currently run to years past 2000. We have at all times been able to address such problems, under prior and current computer systems. In fiscal 1999 we purchased and installed a completely new computer system, and installed all new software on the system. While such system and software were purchased to satisfy our needs caused by our expanded business, and would accordingly have been done whether or not there was a Y2K issue, such purchase also obviated the need to analyze the previous system and software for Y2K compliance and to fix any problems which such analysis disclosed. We believe that all of the newly-installed hardware and software is Y2K compliant and that the transfer of data from the previous system did not entail the transfer of non-complaint software or other Y2K deficiencies. We have a management information system (MIS) director who has assessed our compliance situation and we accordingly believe that all of our internal computer systems (both hardware and software) and embedded technology (to the extent that it is date sensitive) are currently Y2K compliant. We have not retained any outside services to conduct independent verification of our compliance status and do not intend to hire any such service.

          We are currently contacting our key customers and vendors to ascertain their Y2K compliance to the extent that their problems could affect us. We expect to have completed that process by November 1, 1999. At this time we cannot make any predictions as to the degree of compliance by such vendors and customers or the consequence of any noncompliance. We have not devised any back-up plans should any such customers' or vendors' Y2K problems affect us. After completion of our review of queries sent to such customers and vendors, we will assess the need for any contingency plans.

          No information technology projects have been deferred due to Y2K efforts. We are not in a position to determine what would be its most reasonably likely worst case Y2K scenario or any plan for handling such scenario. The expenses incurred to-date to achieve year 2000 compliance have not had a material impact on our results of operations or financial condition. Based on our current status of internal Y2K compliance and other preliminary information, we do not anticipate that any expenses yet to be incurred to achieve year 2000 compliance will have any material impact on our results of operations or financial condition during the next two fiscal years. This prediction, however, may change if its later ascertained that one or more key customers or vendors may have Y2K compliance problems which could adversely affect us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED JULY 3, 1999 FOR PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

         Report of Independent Certified Public Accountants               F-1

         Consolidated Financial Statements

             Balance Sheets at July 3, 1999 and June 30, 1998             F-2

             Statements of Operations for the Years
             Ended July 3, 1999 and June 30, 1998 and 1997                F-3

             Statements of Changes in Stockholders'
             Equity (Deficiency) for the Years Ended
             July 3, 1999 and June 30, 1999 and 1998                      F-4

             Statements of Cash Flows for the Years
             Ended July 3, 1999 and June 30, 1999 and 1998                F-5

             Notes to Consolidated Financial Statements                   F-6

     FINANCIAL STATEMENT SCHEDULE

         Report of Independent Certified Public Accountants
         on Financial Statement Schedule                                  F-23

         Schedule II - Valuation and Qualifying Accounts                  F-24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          That portion of the Company's definitive 1999 Proxy Statement appearing under the caption "ELECTION OF DIRECTORS," is hereby incorporated by reference. The information regarding the executive officers of the Company is contained under "Executive Officers" under Item 1 to this Report.

ITEM 11. EXECUTIVE COMPENSATION.


          That portion of the Company's definitive 1999 Proxy Statement appearing under the caption "EXECUTIVE COMPENSATION" is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          That portion of the Company's definitive 1999 Proxy Statement appearing under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          That portion of the Company's definitive 1999 Proxy Statement appearing under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is hereby incorporated by reference.

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

          4.1 Indenture (1)

          4.2 New Indenture (2)

     (10) MATERIAL CONTRACTS:

          10.1 Employment Agreement with Max A. Tesler dated February 1, 1984, as extended and amended (4)*

          10.2(A) Employment Agreement with Charles E. LaRosa dated April 4, 1997 (9)*

          10.2(B) Amendment, dated February 20, 1998, to Employment Agreement with Charles E. LaRosa (11)*

          10.3(A) Loan and Security Agreement dated August 4, 1989 between Fidelcor Business Credit Corporation (subsequently assumed by The CIT Group/Credit Finance, Inc. and the Registrant (formerly known as PharmaControl Corp.) (5)

          10.3(B) Letter Agreement dated August 7, 1998 between The CIT Group/Credit Finance, Inc. ("CIT") and the Registrant amending the Loan and Security Agreement between the Registrant and Fidelcor Business Credit Corporation as assumed by The CIT Group/Credit Finance, Inc (the "CIT Loan Agreement")(12)

          10.3(C) Letter Agreement dated April 1, 1999 between CIT and the Registrant amending the CIT Loan Agreement

          10.3(D) Letter Agreement dated April 1, 1999 between CIT and ICC Industries Inc. ("ICC") amending the Intercreditor Agreement between ICC and CIT dated March 25, 1992, as attached

          10.3(E) Letter Agreement dated April 1, 1999 between CIT and the Registrant amending Warrant Certificates dated April 1, 1992 for the purchase of 100,000 shares and March 30, 1993 for the purchase of 10,000 shares of common stock of the Registrant extending the expiration dates to March 31, 2004

          10.3(F) Limited Guaranty dated April 1, 1999 by ICC in favor of CIT with respect to the CIT Loan Agreement

          10.3(G) Letter Agreement dated April 26, 1999 between CIT and the Registrant amending the CIT Loan Agreement

          10.3(H) Letter Agreement dated June 2, 1999 between CIT and the Registrant amending the CIT Loan Agreement

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

          10.11 Form of Warrant Agreement dated October 1, 1992 between the Registrant (formerly known as PharmaControl Corp.) and Max A. Tesler, Anthony Cantaffa, George Chin and Sandra J. Brown)(7)*

          10.12(A) 1994 Stock Option Plan, as amended September 1999 (11)*

          10.12(B) Form of option agreement under 1994 Stock Option Plan (11)*

          10.13 Term Loan and Security Agreement dated as of April 1, 1999 between ICC and the Registrant

          10.14 Stock Purchase Agreement between the Company and ICC Industries Inc. dated April 8, 1996 regarding the purchase of 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock (13)

     (11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS: not applicable

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

(5) Filed with the Registrant's Current Report on Form 8-K dated August 2, 1989; amended as set forth in Exhibit 10.14 and incorporated herein.

(6) Filed with the Registrant's Current Report on Form 8-K dated September 6, 1991 and incorporated herein.

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

(12) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996

          (b) REPORTS ON FORM 8-K - The Registrant filed the following reports on Form 8-K during and since the last quarter of the fiscal year ended July 3, 1999:

DATE OF REPORT      ITEM NUMBER (SUMMARY)
--------------      ---------------------
May 18, 1999        5 and 7 (regarding planned restatement of quarterly results)
June 15, 1999       5 (regarding delay in payment of interest on debentures)
July 14, 1999       5 (regarding payment of interest on debentures)

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

Dated:  October 29, 1999

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         NAME                         TITLE                          DATE
         ----                         -----                          ----

/S/CHARLES E. LAROSA             President; Chief Executive     October 29, 1999
--------------------------       Officer and a Director
Charles E. LaRosa                (Principal Executive
                                 Officer)


/S/CLIFFORD STRAUB               Senior Vice President, Chief   October 29, 1999
--------------------------       Administrative Officer; and
Clifford Straub                  Chief Financial Officer
                                 (Principal Financial Officer)


/S/JOHN L. ORAM                  Chairman of the Board          October 29, 1999
--------------------------
John L. Oram

/S/RAY W. CHEESMAN               Director                       October 29, 1999
--------------------------
Ray W. Cheesman

                                            PHARMACEUTICAL FORMULATIONS, INC.
                                                            AND SUBSIDIARIES


                                                                     Contents


INDEPENDENT AUDITORS' REPORT                                           F-1

CONSOLIDATED FINANCIAL STATEMENTS:
  Balance sheets                                                       F-2
  Statements of operations                                             F-3
  Statements of changes in stockholders' equity                        F-4
   (deficiency)
  Statements of cash flows                                             F-5
  Notes to consolidated financial statements                    F-6 - F-22

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON                 F-23
FINANCIAL STATEMENT SCHEDULE

SUPPLEMENTAL SCHEDULE:
  Schedule II - Valuation and Qualifying Accounts                     F-24

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
  ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
  DISCLOSURE
   None

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of July 3, 1999 and June 30, 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended July 3, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of July 3, 1999 and June 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 1999 in conformity with generally accepted accounting principles.


/s/ BDO Seidman, LLP
BDO Seidman, LLP


Woodbridge, New Jersey
September 22, 1999




                                                                        Pharmaceutical Formulations, Inc.
                                                                                        and Subsidiaries


                                                                             CONSOLIDATED BALANCE SHEETS

                                                                            July 3, 1999     June 30, 1998
----------------------------------------------------------------------------------------------------------
Assets
CURRENT ASSETS:
  Cash                                                                      $    122,000    $    608,000
  Accounts receivable, net of allowance for doubtful accounts of $255,000     16,600,000      14,861,000
    and                                                                     $    238,000
  Inventories                                                                 17,916,000      20,096,000
  Prepaid expenses and other current assets                                    1,268,000         793,000
  Income taxes recoverable                                                       947,000
  Deferred tax asset                                                           1,150,000         300,000
---------------------------------------------------------------------------------------------------------
     TOTAL CURRENT ASSETS                                                     38,003,000      36,658,000
PROPERTY, PLANT AND EQUIPMENT, NET                                            18,636,000      21,441,000
OTHER ASSETS:
  Deferred tax asset                                                           2,606,000       1,231,000
  Other assets                                                                   408,000         534,000
--------------------------------------------------------------------------------------------------------
                                                                            $ 59,653,000    $ 59,864,000
========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Current portion of long-term debt                                         $  2,135,000    $    482,000
  Current portion of capital lease obligations                                 2,879,000       2,898,000
  Accounts payable                                                            20,800,000      20,951,000
  Income taxes payable                                                           210,000         227,000
  Accrued expenses                                                             3,195,000       1,394,000
---------------------------------------------------------------------------------------------------------
     TOTAL CURRENT LIABILITIES                                                29,219,000      25,952,000
---------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES                                       26,934,000      22,983,000
---------------------------------------------------------------------------------------------------------
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES                   6,614,000       7,553,000
---------------------------------------------------------------------------------------------------------
DEFERRED GAIN ON SALE/LEASEBACK                                                  396,000         321,000
---------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock - par value $1.00 per share; 10,000,000 shares
    authorized; 2,500,000 shares issued and outstanding                        2,500,000       2,500,000
  Common stock, par value $.08 per share; authorized; 40,000,000,
    30,253,320 shares issued and outstanding;                                  2,421,000       2,421,000
  Capital in excess of par value                                              37,493,000      37,493,000
  Accumulated deficit                                                        (45,924,000)    (39,359,000)
---------------------------------------------------------------------------------------------------------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                  (3,510,000)      3,055,000
---------------------------------------------------------------------------------------------------------
                                                                            $ 59,653,000    $ 59,864,000
=========================================================================================================
                                              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                          Pharmaceutical Formulations, Inc.
                                                                          and Subsidiaries

                                                      CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED                                        JULY 3, 1999    JUNE 30, 1998   JUNE 30, 1997
------------------------------------------------------------------------------------------------
GROSS SALES                                        $ 89,821,000    $ 85,179,000    $ 75,013,000
LESS:  SALES DISCOUNTS AND ALLOWANCES                 7,647,000       4,350,000       3,896,000
------------------------------------------------------------------------------------------------
NET SALES                                            82,174,000      80,829,000      71,117,000
------------------------------------------------------------------------------------------------
COST AND EXPENSES:
  Cost of goods sold                                 70,970,000      61,898,000      53,957,000
  Selling, general and administrative                14,547,000      12,296,000      10,325,000
  Research and development                              667,000         904,000         867,000
------------------------------------------------------------------------------------------------
                                                     86,184,000      75,098,000      65,149,000
------------------------------------------------------------------------------------------------
     INCOME (LOSS) FROM OPERATIONS                   (4,010,000)      5,731,000       5,968,000
------------------------------------------------------------------------------------------------
OTHER EXPENSES (INCOME):
  Interest expense                                    4,675,000       3,982,000       3,865,000
  Lawsuit settlement                                  1,179,000
  Other, net                                           (128,000)        (79,000)       (111,000)
------------------------------------------------------------------------------------------------
                                                      5,726,000       3,903,000       3,754,000
------------------------------------------------------------------------------------------------
     INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)     (9,736,000)      1,828,000       2,214,000
INCOME TAXES (BENEFIT)                               (3,171,000)        (39,000)        882,000
------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    (6,565,000)      1,867,000       1,332,000
PREFERRED STOCK DIVIDEND REQUIREMENT                    200,000         200,000         200,000
------------------------------------------------------------------------------------------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                     $ (6,765,000)   $  1,667,000    $  1,132,000
================================================================================================
NET INCOME (LOSS) PER SHARE:
  Basic                                            $      (0.22)   $       0.06    $       0.04
  Diluted                                                 (0.22)           0.05            0.04
================================================================================================
                                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                                                  Pharmaceutical Formulations, Inc.
                                                                                                                  and Subsidiaries


                                                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

Years ended July 3, 1999, June 30, 1998 and 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                 PREFERRED STOCK                  COMMON STOCK            CAPITAL IN     ACCUMULATED
                                                                                                          EXCESS OF      DEFICIT
                                                                                                          PAR VALUE
                                            -------------------------      -------------------------
                                            SHARES       AMOUNT AT             SHARES      AMOUNT AT
                                            ISSUED       PAR VALUE             ISSUED      PAR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                        2,500,000   $  2,500,000     29,508,814   $  2,361,000   $ 37,286,000   $(42,558,000)
SHARES ISSUED IN CONNECTION WITH
   EXERCISE BY ICC OF PREEMPTIVE RIGHTS            --             --          221,536         18,000         38,000           --
SHARES ISSUED IN CONNECTION WITH
   SETTLEMENT OF LITIGATION                        --             --           50,000          4,000         46,000           --
SHARES ISSUED IN CONNECTION WITH
   EXERCISE OF COMMON STOCK WARRANTS               --             --          100,000          8,000         42,000           --
NET INCOME                                         --             --              --             --            --        1,332,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                        2,500,000      2,500,000     29,880,350      2,391,000     37,412,000    (41,226,000)
SHARES ISSUED IN CONNECTION WITH                   --             --          300,000         24,000         51,000           --
   EXERCISE OF COMMON STOCK OPTIONS
SHARES ISSUED TO EMPLOYEES                         --             --           72,970          6,000         30,000           --
NET INCOME                                         --             --             --             --             --        1,867,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                        2,500,000      2,500,000     30,253,320      2,421,000     37,493,000    (39,359,000)
NET LOSS                                           --             --             --             --             --       (6,565,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 1999                         2,500,000   $  2,500,000     30,253,320   $  2,421,000   $ 37,493,000   $(45,924,000)
===================================================================================================================================
                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Pharmaceutical Formulations, Inc.
                                                                                       and Subsidiaries


                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED                                                  JULY 3, 1999     JUNE 30, 1998   JUNE 30, 1997
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $(6,565,000)   $ 1,867,000    $ 1,332,000
   Adjustments to reconcile net income (loss) to  net cash
    provided by (used in ) operating  activities:
      Depreciation and amortization                            2,895,000      2,509,000      2,271,000
      Amortization of bond discount and deferred
        financing costs                                          255,000        162,000        141,000
      Amortization of deferred gain on sale of building          (95,000)       (52,000)       (52,000)
      Shares issued to key employees                              17,000
      Shares issued in settlement of litigation                   50,000
      Shares issued to officer and outside directors              19,000
      Deferred income taxes                                   (2,224,000)      (741,000)       360,000
 Changes in current assets and liabilities:
   Increase in accounts receivable                            (1,739,000)    (5,944,000)      (406,000)
   (Increase) decrease in inventories                          2,180,000     (2,388,000)    (7,988,000)
   (Increase) decrease in other current assets                  (476,000)       134,000       (180,000)
   (Increase) decrease in income tax receivable                 (947,000)     1,161,000
   Increase in deferred gain on sale / leaseback                 170,000
   Increase in accounts payable, accrued expenses and
     income taxes payable                                      1,633,000      6,426,000      4,543,000
-----------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN ) OPERATING           (4,913,000)     2,009,000      1,232,000
             ACTIVITIES
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment, net                 (90,000)    (2,993,000)    (2,007,000)
  Decrease (increase) in other assets                            126,000       (304,000)        41,000
-----------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING                36,000     (3,297,000)    (1,966,000)
            ACTIVITIES
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under the line of credit                          2,342,000      3,361,000      4,399,000
  Borrowings (repayments) of long-term debt                    3,007,000       (520,000)      (934,000)
  Principal repayments of capital leases                      (2,958,000)    (3,107,000)    (2,034,000)
  Refinancing of capital leases                                2,000,000
  Issuance of common stock                                                       75,000        106,000
-----------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING               4,391,000       (191,000)     1,537,000
            ACTIVITIES
 ----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                 (486,000)    (1,479,000)       803,000
CASH AND EQUIVALENTS, BEGINNING OF YEAR                          608,000      2,087,000      1,284,000
-----------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR                            $   122,000    $   608,000    $ 2,087,000
===========================================================================================================
                                                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                PHARACEUTICAL FORMULATIONS INC.
                                                               AND SUBSIDIARIES
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF THE       Pharmaceutical Formulations, Inc. (the "Company") is
     BUSINESS AND        primarily engaged in the manufacture and distribution
     RELATED PARTIES     of over-the-counter solid dosage pharmaceutical
                         products in tablet, caplet and capsule form, which are sold under customers' private labels. The Company also supplies bulk products to secondary distributors and re-packers as well as smaller competitors who do not have sophisticated research and development departments. The Company also engages in contract manufacturing of selected branded products for well known major pharmaceutical companies. The Company also is engaged in the testing and research and development of new drug and health care products.

                         In September 1991, the Company entered into an option agreement with ICC Industries, Inc. ("ICC"), which, as amended at various dates (the "Option Agreement"), provided for options and related preemptive rights to acquire a total of 66.67% of the number of shares of the Company's common stock outstanding after exercise of all options. ICC has exercised all of its options and certain preemptive rights and miscellaneous options pursuant to the Option Agreement. The number of shares issued to ICC through July 3, 1999 was 19,857,430 at option prices ranging from $.1036 to $.75 per share.

                         In the event of any future issuance of shares of common stock of the Company pursuant to the exercise of existing options, warrants, conversion rights and other rights as they existed at September 24, 1992 ("Outstanding Rights"), issuance of common stock in settlement of the Company's outstanding debts as of September 24, 1992, or issuance of shares of stock to key management, ICC shall be entitled to acquire additional shares to maintain the ownership percentage it holds immediately before such shares of common stock are issued (the "Limited Preemptive Rights"). ICC's exercise price for the shares is the lesser of $.25 ($.50 in the case of certain key management shares) or the exercise price or conversion price of the Outstanding Rights as the case may be. ICC exercised 221,536 shares under preemptive rights in 1997 (no preemptive rights were exercised in 1998 and 1999) at a price of $.25 per share.

                         ICC, a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, with calendar year 1998 sales in excess of $1 billion, has offices in key business centers around the world and owns numerous manufacturing plants. In addition, ICC supplies certain inventory and has in the past provided equipment financing to the Company (in 1998, these leases were assigned to the Company). In addition to making advances to the Company, ICC also provided a term loan for $3,000,000 and a temporary guarantee on $1,500,000 in advances under a revolving loan from a lending institution on April 1, 1999. ICC has also indicated its intention to pursue joint venture arrangements or other forms of business transactions between the Company and foreign pharmaceutical companies seeking to market, distribute and sell products in the United States.

                         In connection with the ICC Option Agreement, several key employees were granted, and have the right in the future to receive, shares of the Company's common stock.

                         The Company issued 10,768 shares of common stock to these employees in 1998. The following transactions with ICC, are reflected in the consolidated financial statements as of or for the years ended July 3, 1999, June 30, 1998 and 1997:

                                       JULY 3, 1999           JUNE 30, 1998         JUNE 30, 1997
----------------------------------------------------------------------------------------------------
 Inventory purchases                    $2,667,000            $2,707,000            $1,226,000
 Services and finance fees                 277,000               276,000               428,000
 Accounts payable                        2,639,000             3,254,000               786,000
 Equipment lease obligations                 -                     -                 3,268,000
 Note payable                            3,000,000                 -                     -
 Other receivables                           -                     -                   213,000
=====================================================================================================

2.   SUMMARY OF          PRINCIPLES OF CONSOLIDATION
     SIGNIFICANT
     ACCOUNTING
     POLICIES

                         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All references to the "Company" include its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

                         CHANGE IN FISCAL YEAR

                         Effective in the fourth quarter of fiscal 1999 the Company changed its fiscal year-end from June 30 to the 52 or 53-week period which ends on the Saturday closest to June 30. Accordingly, in future years quarterly periods will generally be comprised of 13 weeks and end on Saturday. The impact of the change between June 30, 1999 and July 3, 1999 was not significant.

                         CASH EQUIVALENTS

                         Cash equivalents consist of short-term, highly liquid investments, which are readily convertible into cash at cost.

                         INVENTORIES

                         Inventories are stated at the lower of cost or market with cost determined on a first-in, first out (FIFO) basis.

                         PROPERTY, PLANT AND EQUIPMENT

                         Property, plant and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets (five to fifteen years).

                         REVENUE RECOGNITION

                         Sales of products are recorded when products are shipped to customers. Provisions for customer volume discounts, estimated sales returns and allowances, are accrued at the time revenues are recorded.

                         EARNINGS PER SHARE

                         Effective December 15, 1997, the Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options and warrants. As required, SFAS 128 was retroactively applied to the prior periods presented. There was no impact to the prior period amounts.

                         CONCENTRATION OF CREDIT RISK

                         Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash on delivery basis only. At July 3, 1999, approximately 50% of the accounts receivable balance was represented by five customers. At June 30, 1998, approximately 54% of the accounts receivable balance was represented by five customers.

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

                         LONG-LIVED ASSETS

                         Effective July 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of," which provides guidance on how and when impairment losses are recognized on long-lived assets based on non-discounted cash flows. This statement did not have a material impact on the financial position or results of operations of the Company. No impairment losses have occurred through July 3, 1999.

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

                         NEW ACCOUNTING PRONOUNCEMENTS

                         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2001. The Company does not have derivative instruments, therefore, this pronouncement should not have any impact to the Company's financial reporting.

                         FAIR VALUE AND FINANCIAL INSTRUMENTS

                         Financial instruments of the Company include long-term debt. Based upon the current borrowing rates available to the Company, estimated fair values of the revolving credit and term loans (see Note 6) approximate their recorded carrying amounts. It was not deemed practical to determine the estimated fair value of the remaining debt. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short maturity of these items.

                         COLLECTIVE BARGAINING AGREEMENT

                         Substantially all of the Company's non-management employees are covered by a collective bargaining agreement which expires in October 2001.

                         SALE/LEASEBACK TRANSACTIONS

                         The Company periodically enters into sale/leaseback transactions in connection with obtaining machinery and equipment. Gains recorded on such transactions, when appropriate, are deferred and amortized over the applicable lease terms.

3.   COSTS RELATED TO    In order to upgrade services to customers, improving
     COMPUTER SYSTEM     operating efficiencies and insure year 2000
     CONVERSION          compliance, the Company, during fiscal 1999, installed
                         and implemented a new integrated computer system. This major system conversion caused major disruptions in inventory control, shipping, production and planning resulting in reduced sales and increased cost of sales.
                         In addition, the Company experienced delays in billings and collections which required an increase in borrowing levels resulting in additional interest expense. The
                         Company was not able to identify all of the additional costs related to the conversion to the new computer system.

4.   INVENTORIES         Inventories consist of the following:


                                                JULY 3, 1999      JUNE 30, 1998
                         ------------------------------------------------------
                         Raw materials          $ 6,253,000         $ 6,589,000
                         Work in process            862,000             717,000
                         Finished goods          10,801,000          12,790,000
                         ------------------------------------------------------
                                                $17,916,000         $20,096,000
                         ======================================================

5.   PROPERTY, PLANT     Property, plant equipment consist of the following:
     AND EQUIPMENT


                                               JULY 3, 1999       JUNE 30, 1998
                         ------------------------------------------------------
                         Land and building      $ 8,348,000          $8,348,000
                         Leasehold improvements   6,692,000           5,175,000
                         Machinery and equipment 21,783,000          21,875,000
                         Other                    1,476,000           3,126,000
                         ------------------------------------------------------
                                                 38,299,000          38,524,000
                         Less:  Accumulated
                                depreciation     19,663,000          17,083,000
                                and amortization
                         ------------------------------------------------------
                                               $ 18,636,000         $21,441,000
                         ======================================================

                         The net book value of property, plant and equipment under capital leases was $10,635,000 and $11,817,000 at July 3, 1999 and June 30, 1998, respectively.

6.   LONG-TERM DEBT       Long-term debt and capital lease obligations consist
     AND CAPITAL LEASE    of the following:
     OBLIGATIONS

                                                                      JULY 3, 1999                      June 30, 1998
                           --------------------------------------------------------------------------------------------------------
                                                               Long-Term            Capital     Long-Term           Capital
                                                                 Debt               Leases        Debt              Leases
                           --------------------------------------------------------------------------------------------------------
                           Revolving/term loans (a)             $21,076,000         $ -       $18,500,000             $ -
                           Term loan due ICC (b)                  3,000,000           -                                 -
                           Convertible subordinated
                             debentures, $1,000 face value
                             (less unamortized discount
                             of $1,374,000 and
                             $1,629,000 (c)                       3,722,000           -         3,567,000               -
                           Convertible subordinated
                             debentures, $570,000 face
                             value (d)                              711,000           -           758,000               -
                           New Jersey Economic Develop-
                             ment Authority Loan (e)                560,000           -           640,000               -
                           Building sale/leaseback (f)                            4,731,000                         5,343,000
                           Capital equipment lease
                             obligations (g)                                      4,762,000                         5,108,000
                           --------------------------------------------------------------------------------------------------------
                                                                 29,069,000       9,493,000        23,465,000      10,451,000
                           Less Current portion:                  2,135,000       2,879,000           482,000       2,898,000
                           --------------------------------------------------------------------------------------------------------
                                                                $26,934,000      $6,614,000       $22,983,000      $7,553,000
                           ========================================================================================================

          a) On August 7, 1998, the Company modified its line of credit and equipment term loan with its lending institution. The maximum available funds under this modification are $25,000,000. Advances under the revolving loans are limited to the sum of eligible accounts receivable and up to $12,500,000 of eligible inventory, as defined. In addition, on April 1, 1999, the line was further amended to provide up to a $1,500,000 advance beyond contractual ratios described above, which is guaranteed by ICC. Such advances are to be repaid during the current fiscal year. The term loan was refinanced in 1998 to a total of $1,200,000 and is payable in 36 monthly installments of $30,000, with the then outstanding balance due on August 7, 2001. The revolving loan is also due on that date. The term loan and the revolving loan are secured by substantially all of the assets of the Company. Interest, payable monthly, at the prime rate, minus3/4% was increased by 2% effective April 1, 1999 resulting from the modification of certain contractual ratios.

               The loan agreement as modified contains certain loan covenants, which, among other things, prohibits the Company from making dividend payments, limit the Company's annual capital expenditures and require the Company to maintain financial ratios.

               At July 3, 1999, the Company was in violation of certain of its financial covenants. The aforementioned covenant violations have been waived by the lending institution. Management and the lending institution have modified the covenants in the credit agreement such that further compliance will be more likely.

          b) On April 1, 1999, the Company entered into a term loan and security agreement with ICC for $3,000,000 with interest payable monthly at 1% above the prime rate. The loan is secured by a security interest in all the assets of the Company behind other secured indebtedness. Principle payments are to commence in May 2000 at $75,000 per month and are increased to $100,000 in May 2001 with a final payment of $900,000 in May 2002.

          c) At July 3, 1999, the Company has 5,196 units outstanding consisting of a $1,000 principal amount convertible subordinate debenture due June 15, 2002 (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $48 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par, plus an applicable premium, as defined.

          d) On July 3, 1999, the Company has 1,753 units outstanding consisting of $325 principal amount 8 1/4% convertible debentures due June 15, 2002 (which includes $570,000 face value and interest through maturity of $141,000). Interest is payable annually on June 30. The holders of the 8 1/4% debentures may convert them at any time into shares of common stock at a conversion price of $.55 per share. The Company has no right to redeem the 8 1/4% Debentures.

          e) The loan, which is secured by certain equipment, bears interest at 6D% and is due as follows: $80,000 at June 1, 2000 and 2001; and $400,000 at June 1, 2002. A provision in the loan agreement allows the lender to declare the loan immediately due and payable if there has been an event of default in any of the Company's other debt agreements.

          f) In August 1989, PFI entered into a sale and leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent is $107,000 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commencement and on each thirtieth month thereafter. On February 1, 1997, the monthly base rent increased to $139,000. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the gain on the sale and leaseback of approximately $750,000 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348,000), assuming a 13 1/4% interest rate factor, and is being amortized over the term of the lease.

          g) The Company leases various equipment under capital lease agreements. The terms of the leases vary from three to five years with monthly rentals of approximately $332,000.

               The Company's debt and obligations under capital leases mature in fiscal years as follows:


                                                    Capital Lease           Long-Term
                                                     Obligations               Debt
                --------------------------------------------------------------------------

                 2000                                 $  3,769,000          $  2,135,000
                 2001                                    2,795,000             1,055,000
                 2002                                    1,903,000            25,879,000
                 2003                                    1,762,000
                 2004                                    1,523,000
                 Thereafter                                107,000
                 -------------------------------------------------------------------------
                 Total Payments                         11,859,000           $29,069,000
                                                                             =============
                 Less: Amount representing interest     (2,366,000)
                 --------------------------------------------------
                 Present value of net minimum lease     $9,493,000
                 payments
                 ==================================================


7.   Commitments and     COMMITMENTS
     Contingencies.

                         In fiscal 1996, the Company entered into a long-term lease for a building adjacent to the Company's manufacturing facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319,200 per annum for the first five years and $342,000 per annum for the balance of the initial term.

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

                         With respect to the claim for continuing salary, the Company has advised the Estate of counterclaims which the Company has, which, exceed the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change-of-control provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims. It is also the position of the Company that certain provisions of the warrants issued to Dr. Tesler were not as agreed and authorized. The warrants expired October 1, 1998.

                         The children and a former spouse of Dr. Tesler have also raised certain claims arising out of the death of Dr. Tesler. The Company settled their claims in December 1998. Accordingly, the Company has recorded a lawsuit expense of $1,179,000 which includes legal and other costs related to the settlement. Payments to date were advanced by ICC on behalf of the Company.

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

                         In 1991, an action was instituted in the Superior Court of New Jersey, County of Middlesex, against the Company by Marvin Rosenblum, seeking $3,500,000 in damages and other relief for claimed breach of an alleged employment agreement. The Company interposed counterclaims for fraud and related claims and claimed damages in the amount of $5,500,000. The case was dismissed with prejudice in April 1998. The plaintiff filed an appeal seeking to have the case reinstated and such appeal was denied.

                         Management believes the final outcome of the above proceedings will not have a material effect upon the Company's financial position, liquidity or operating results.

                         The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

8.   Income Taxes        Income taxes (benefit) consist of the following
                         federal taxes:

                                                            1999                1998                1997
                         ----------------------------------------------------------------------------------
                         Current                           $   (947,000)       $    702,000        $522,000
                         Deferred                            (2,224,000)           (741,000)        360,000
                         ----------------------------------------------------------------------------------
                         Total income taxes (benefit)      $ (3,171,000)       $   (39,000)        $882,000
                         ==================================================================================

                         The Company's income taxes (benefit) differ from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax income as a result of the following:


                                                                         1999                1998                1997
                         ----------------------------------------------------------------------------------------------
                         Statutory U.S. tax (benefit)                $(3,310,000)        $    622,000          $753,000
                         Increase (decrease) resulting from:                                  110,000           133,000
                           State income taxes
                           Expiration of state net operating                                     42,000
                             loss carry forwards
                         Net change in valuation account                 364,000            (1,054,000)          30,000
                           Other                                        (225,000)              241,000          (34,000)
                         -----------------------------------------------------------------------------------------------
                         Effective income taxes (benefit)            $(3,171,000)         $   (39,000)         $882,000
                         -----------------------------------------------------------------------------------------------

                         The Company utilized tax loss carry forwards of approximately $165,000 and $1,150,000 for U.S. regular tax purposes during the fiscal years ended June 30, 1998 and 1997, respectively.

                         As of July 3, 1999, the Company had available net operating losses of approximately $7,589,000 for U.S. regular tax purposes, which expire through 2019. The utilization of losses that were generated prior to September 1991, which approximates $1,485,000 is limited to approximately $166,000 per year for U.S. regular tax purposes due to the change in ownership resulting from the ICC investment. State income tax net operating loss carry forwards of approximately $18,977,000, which expire through 2007, are available to the Company.

                         Deferred tax assets are comprised of the following temporary differences:


                                                                                      July 3,1999           June 30, 1998
                          -----------------------------------------------------------------------------------------------
                          Tax benefit of state income tax net operating              $1,139,000            $   675,000
                            loss carry forwards
                          Tax benefit of federal income tax net operating             2,580,000                505,000
                            loss carry forwards
                          Depreciation                                                   61,000                (41,000)
                          Deferred gain on sale/leaseback of building                   135,000                109,000
                          Basis difference 8 1/4% debentures as a result of              48,000                 64,000
                            restructuring
                          Capitalized inventory costs                                   111,000                120,000
                          Deferred compensation                                         155,000                155,000
                          Allowance for doubtful accounts                                87,000                 81,000
                          Alternative minimum tax carry forward                         104,000                163,000
                          -----------------------------------------------------------------------------------------------
                          Gross deferred tax asset                                    4,420,000              1,831,000
                          Valuation allowance                                          (664,000)              (300,000)
                          -----------------------------------------------------------------------------------------------
                          Net deferred tax asset                                     $3,756,000             $1,531,000
                          ===============================================================================================

                         The Company anticipates profitable operations for at least the next few years and, therefore, has recorded a net deferred tax asset of $3,756,000 at July 3, 1999. The benefits of net operating loss carry forwards and other temporary differences that are estimated to take more than a few years to realize cannot be reasonably determined at this time due to the Company's inconsistent operating results in the past. Accordingly, a valuation allowance of $664,000 was recorded at July 3, 1999 to provide for this uncertainty.

9.   Common Stock,       The Company has granted options to employees,
     Options and         directors and others under various stock option plans,
     Warrants            lending arrangements, and under the ICC Option
                         Agreement.

                         The following is a summary of stock options and warrants issued, exercised, forfeited or canceled for the period July 1, 1996 through July 3, 1999 (not including ICC preemptive rights or additional shares issuable to management in connection with ICC preemptive rights):


                                                                                   Shares              Weighted-
                                                                                                       Average
                          ----------------------------------------------------------------------------------------
                          Outstanding - June 30, 1996                           1,736,800               $.64
                          Issued                                                  501,750               $.84
                          Exercised                                             (100,000)               $.50
                          Forfeited                                             (399,850)               $.96
                          ----------------------------------------------------------------------------------------
                          Outstanding - June 30, 1997                           1,738,700               $.62
                          Issued                                                  349,000               $.85
                          Exercised                                              (300,000)              $.25
                          Forfeited                                               (40,700)              $.85
                          ----------------------------------------------------------------------------------------
                          Outstanding - June 30, 1998                           1,747,000               $.77
                          Issued                                                  346,000               $.39
                          Forfeited                                              (849,700)              $.65
                          ----------------------------------------------------------------------------------------
                          Outstanding - July 3, 1999                            1,243,300               $.72
                          ========================================================================================
                          Exercisable - July 3, 1999                              987,300               $.80
                          ========================================================================================

                         The following table summarizes information about stock options outstanding at July 3, 1999:


                         Options Outstanding                                      Options Exercisable

                         ----------------------------------------------------------------------------------------------------
                         Range of            Number           Weighted          Weighted          Number           Weighted
                         Exercised         Outstanding         Average           Average        Exercisable         Average
                         Prices            at July 3,         Remaining         Exercise        at July 3,         Exercise
                                             1999             Life (Years)        Price            1999              Price
                         --------------------------------------------------------------------------------------------------------
                          $0.85               227,800            1.2                $0.85            227,800           $0.85
                           0.84               186,500            3.4                 0.84            186,500            0.84
                           0.80               272,000            3.4                 0.80            272,000            0.80
                           0.41               115,000            4.4                 0.41
                           0.25 to 0.56       141,000            4.8                 0.38
                           0.56 to 0.89       116,000            2.0                 0.61            116,000            0.61
                           0.75               110,000            4.8                 0.75            110,000            0.75
                           0.91                75,000            0.6                 0.91             75,000            0.91
                         --------------------------------------------------------------------------------------------------------
                                            1,243,300                                               987,300
                         ========================================================================================================

                         The weighted average fair market value of options granted during the fiscal years 1999, 1998 and 1997 were $.17, $.54, and $.36, respectively.

                         As of July 3, 1999, substantially all outstanding stock options expire at various dates through fiscal year 2003. These options were granted at prices which were at or above quoted market value on the dates granted.

                         The Company has adopted the disclosures only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost been determined based on the fair value at the date of grant consistent with provisions of SFAS No. 123, the Company's financial statements would have included the following:


                                                                      JULY 3, 1999         June 30, 1998        June 30, 1997
                         ------------------------------------------------------------------------------------------------------
                         Net income (loss) - as                      $(6,565,000)            $1,867,000           $1,332,000
                           reported
                         Net income (loss) - pro forma               $(6,562,000)            $1,772,000           $1,282,000
                         ======================================================================================================

                         The application of SFAS No. 123 had no effect on the Company's net income (loss) per share-basic and diluted during the years presented herein.

                         The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 46%, 47% and 35% for 1999, 1998 and 1997, respectively, risk-free interest rate of 4.4%, 5.9% and 6.06% for 1999, 1998 and 1997, respectively, expected lives of 5 years and no dividend yield for all three years ended 1999.

10.   Preferred Stock    On April 8, 1996, the Company sold 2,500,000 shares of
                         Series A Preferred Stock to ICC for an aggregate of $2,500,000. The preferred stock is redeemable at the option of PFI and is currently convertible into common stock of the Company by ICC at the lower of market price of the common stock or $2.00 per share. The preferred stock accrues dividends at the rate of $.08 per share, payable semi-annually and is cumulative and non-participating. Dividends in arrears totaled
                         $650,000 at July 3, 1999.

11.  Major Customers     For the years ended July 3, 1999, June 30, 1998 and
     and Products        1997, 17%, 17% and 14% respectively, of consolidated
                         net sales were derived from Walgreen Company. Costco
                         Wholesale accounted for 14%, 20%, and 16% of consolidated net sales for 1999, 1998 and 1997, respectively. Sales to Revco accounted for 17% of consolidated net sales for the year ended June 30, 1997.

                         For the years 1999, 1998 and 1997, sales of ibuprofen represented 32%, 39% and 38% of consolidated net sales, respectively.

12.  Earnings Per        The following data shows the amounts used in computing
     Share               earnings (loss) per share and the effect on income
                         (loss) and the weighted average number of shares of dilutive potential common stock:


                                                                 1999                  1998                  1997
                         ----------------------------------------------------------------------------------------------
                         Net income (loss)                    $(6,565,000)          $1,867,000            $1,332,000
                         Less:  Preferred dividends               200,000              200,000               200,000
                         ----------------------------------------------------------------------------------------------
                         Net income available (loss)           (6,765,000)           1,667,000             1,132,000
                           attributable to common
                           shareholders used in basic
                           earnings per share
                         Convertible preferred stock              200,000              200,000               200,000
                           dividends
                         ----------------------------------------------------------------------------------------------
                         Income available (loss)             $(6,565,000)           $1,867,000            $1,332,000
                           attributable to common
                           shareholders after
                           assumed conversions of
                           dilutive securities
                         ----------------------------------------------------------------------------------------------
                         Weighted average number              30,253,000            30,199,000            29,559,000
                           of common shares used in
                           basic earnings per share
                         Effect of dilutive securities:
                         Stock options/warrants                                        400,000               688,000
                         Convertible preferred stock                                 3,788,000             3,472,000
                         Convertible bonds                                           2,323,000             2,523,000
                         ==============================================================================================
                         Weighted average number              30,253,000            36,710,000            36,242,000
                           of common shares and
                           dilutive securities
                         ==============================================================================================


                                     Notes to Consolidated Financial Statements

                         In 1999, options, warrants, preferred stock and convertible debentures amounting to 10,014,000 shares of common stock were not included in computing diluted earnings because the effect was antidilutive options. In 1998 and 1997 options and warrants for 1,137,000 and 829,000, shares of common stock respectively, were not included in computing diluted earnings per share because their effects were antidulutive.


13.  Supplemental Cash Supplemental disclosures of cash flow information:
     Flow Information

                                                                            1999                  1998                  1997
                         ------------------------------------------------------------------------------------------------------
                         Cash paid during the year:
                         Interest                                        $4,195,000            $3,820,000            $3,724,000
                         Income taxes                                       150,000               330,000               300,000
                         ======================================================================================================

                         SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
                         INFORMATION:

                         Capital lease obligations of $0, $1,801,000 and $1,537,000 were incurred when the Company entered into various leases in 1999, 1998 and 1997, respectively.

14.  Quarterly           The Company recorded certain adjustments, primarily
     Financial Data      related to inventory, sales and accounts receivable
     (Unaudited)         allowances, which were required to properly reflect
                         financial results previously reported in its 1st and 2nd quarters filed on Form 10-Q for fiscal 1999. The
                         Company plans to restate these Form 10-Q filings in the near future to reflect these adjustments. The adjusted net loss amounts, by quarter, are reflected below:


                         Fiscal 1999 quarter         Net loss, as          Adjustments           Net loss, as
                                                      originally                                   adjusted
                                                      reported
                         ----------------------------------------------------------------------------------------
                         First                       $  (85,000)            $(2,503,000)          $(2,588,000)
                         Second                      (1,414,000)             (1,330,000)           (2,744,000)
                         ========================================================================================

                         In addition, the Company did not file the third quarter Form 10-Q. The net loss reported for the third quarter ended March 31, 1999 when filed will be approximately $1,348,000.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON FINANCIAL STATEMENT SCHEDULE

The audits referred to in our report dated September 22, 1999 relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statements schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
BDO Seidman, LLP

Woodbridge, New Jersey

September 22, 1999

                        PHARMACEUTICAL FORMULATIONS, INC.
                                and Subsidiaries


                 Schedule II - Valuation and Qualifying Accounts


       Allowance for doubtful    Balance at       Additions       Charge to       Deductions           Balance at
              accounts          beginning of     charged to         other         write-offs          end of period
                                   period          costs &        accounts       uncollectible
                                                  expenses                         accounts
------------------------------------------------------------------------------------------------------------------------------
Year ended July 3, 1999            $238,000        $125,000        $  -           $108,000             $255,000
------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1998           $301,000        $  60,000       $  -           $123,000             $238,000
------------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1997           $300,000        $   1,000       $  -           $   -                $301,000
------------------------------------------------------------------------------------------------------------------------------

                                  EXHIBIT INDEX

10.3(C) Letter Agreement dated April 1, 1999 between CIT and the Registrant amending the CIT Loan Agreement

10.3(D) Letter Agreement dated April 1, 1999 between CIT and ICC Industries Inc. ("ICC") amending the Intercreditor Agreement between ICC and CIT dated March 25, 1992, as attached

10.3(E) Letter Agreement dated April 1, 1999 between CIT and the Registrant amending Warrant Certificates dated April 1, 1992 for the purchase of 100,000 shares and March 30, 1993 for the purchase of 10,000 shares of common stock of the Registrant extending the expiration dates to March 31, 2004

10.3(F) Limited Guaranty dated April 1, 1999 by ICC in favor of CIT with respect to the CIT Loan Agreement

10.3(G) Letter Agreement dated April 26, 1999 between CIT and the Registrant amending the CIT Loan Agreement

10.3(H) Letter Agreement dated June 2, 1999 between CIT and the Registrant amending the CIT Loan Agreement

10.13 Term Loan and Security Agreement dated as of April 1, 1999 between ICC and the Registrant

23        Consent of the Independent Public Accountants

27        Financial Data Schedule