Form 10-Q
period 1999-10-02
PHARMACEUTICAL FORMULATIONS INC
filed 1999-11-10
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended:                     OCTOBER 2, 1999
                                                             ---------------

                                       OR


x TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________

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

/ /  Yes  /x/  No


The number of shares outstanding of common stock, $.08 par value, as of October 31, 1999 was 30,253,320.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES



                          PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                        CONSOLIDATED BALANCE SHEETS

                                                       ASSETS                 October 2, 1999          July 3,
                                                                                (Unaudited)             1999
                                                                              ----------------    ---------------
CURRENT ASSETS
 Cash                                                                        $       125,000    $       122,000
 Accounts receivable - net of allowance for doubtful
     accounts of $255,000 and $238,000                                              16,066,000         16,600,000
 Inventories                                                                        17,096,000         17,916,000
  Prepaid expenses and other current assets                                          1,465,000          1,268,000
  Income taxes recoverable                                                             947,000            947,000
  Deferred tax asset                                                                 1,047,000          1,150,000
                                                                               ---------------    ---------------
          Total current assets                                                      36,746,000         38,003,000
PROPERTY, PLANT AND EQUIPMENT
  Net of accumulated depreciation and amortization of
     $20,459,000 and $19,663,000                                                    17,988,000         18,636,000
OTHER ASSETS
  Deferred tax asset                                                                 2,606,000          2,606,000
  Other assets                                                                         719,000            711,000
                                                                               ---------------    ---------------
                                                                               $    58,059,000    $    59,956,000
                                                                               ===============    ===============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Current portion of long-term debt                                            $     2,360,000    $     2,135,000
  Current portion of capital lease obligations                                       2,760,000          2,879,000
  Accounts payable                                                                  20,979,000         20,800,000
  Income taxes payable                                                                 210,000            210,000
  Accrued expenses                                                                   2,096,000          3,498,000
                                                                               ---------------    ---------------
          Total current liabilities                                                 28,405,000         29,522,000
                                                                               ---------------    ---------------
LONG-TERM DEBT                                                                      26,533,000         26,934,000
                                                                               ---------------    ---------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                  6,057,000          6,614,000
                                                                               ---------------    ---------------
DEFERRED GAIN ON SALE/LEASE BACK                                                       373,000            396,000
                                                                               ---------------    ---------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Preferred stock - par value $1.00 per share;
    10,000,000 shares authorized; 2,500,000 shares
    issued and outstanding                                                           2,500,000          2,500,000
  Common stock - par value $.08 per share; authorized
    - 40,000,000 shares; issued and outstanding -
      30,253,320 shares                                                              2,421,000          2,421,000
  Capital in excess of par value                                                    37,493,000         37,493,000
  Accumulated deficit                                                              (45,723,000)       (45,924,000)
                                                                               ---------------    ---------------
          Total stockholders' equity (deficiency)                                   (3,309,000)        (3,510,000)
                                                                               ---------------    ---------------
                                                                               $    58,059,000    $    59,956,000
                                                                               ===============    ===============

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                       Three Months Ended:
                                                                 -----------------------------
                                                                  October 2,     September 30,
                                                                    1999             1998
                                                                 ------------    -------------
REVENUES
  Gross sales                                                    $ 22,076,000    $  19,440,000
  Less: Sales discounts and allowance                               1,098,000        2,015,000
                                                                 ------------     ------------
     NET SALES                                                     20,978,000       17,425,000
                                                                 ------------     ------------
COST AND EXPENSES
  Cost of goods sold                                               16,248,000       16,246,000
  Selling, general and administrative                               3,055,000        3,654,000
  Research and development                                            150,000          234,000
                                                                 ------------     ------------
                                                                   19,453,000       20,134,000
                                                                 ------------     ------------
     INCOME (LOSS) FROM OPERATIONS                                  1,525,000      (2,709,000)
                                                                 ------------     ------------
OTHER INCOME (EXPENSE)
  Interest expense                                                 (1,245,000)     (1,129,000)
  Other                                                                24,000           3,000
                                                                 ------------     ------------
                                                                   (1,221,000)     (1,126,000)
                                                                 ------------     ------------
     INCOME (LOSS) BEFORE INCOME TAXES                                304,000      (3,835,000)
INCOME TAXES (BENEFIT)                                                103,000      (1,247,000)
                                                                 ------------     ------------
     NET INCOME (LOSS)                                                201,000      (2,588,000)

Preferred stock dividend requirement                                   50,000           50,000
                                                                 ------------     ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS            $    151,000    $ (2,638,000)
                                                                 ============     ============
EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                    $       0.01    $      (0.09)
                                                                 ============     ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING               30,253,000       30,253,000
                                                                 ============     ============



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                          Three Months Ended:
                                                                                     -----------------------------

                                                                                      October 2,     September 30,
                                                                                          1999            1998
                                                                                     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                   $   201,000     $(2,588,000)
  Adjustments to reconcile net income (loss) to net
    cash (used in) provided by operating activities:
      Depreciation and amortization of property, plant
        and equipment                                                                     804,000         687,000
      Amortization of bond discount and deferred
        financing costs                                                                    71,000          50,000
      Amortization of deferred gain on sale/leaseback                                     (24,000)        (13,000)
      Deferred income taxes                                                               103,000      (1,207,000)
      Changes in current assets and liabilities:
        (Increase) decrease in accounts receivable                                        534,000      (1,279,000)
         Decrease in inventories                                                          820,000         126,000
        (Increase) decrease in other current assets                                      (197,000)          9,000
        (Decrease)in accounts payable and accrued
           expenses and income taxes payable                                           (1,223,000)     (2,168,000)
                                                                                      -----------     -----------
                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                     1,089,000      (6,383,000)
                                                                                      -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) in other assets                                                               (8,000)       (186,000)
  (Increase) in property, plant and equipment, net                                       (155,000)       (478,000)
                                                                                      -----------     -----------
                NET CASH USED IN INVESTING ACTIVITIES                                    (163,000)       (664,000)
                                                                                      -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings under line of credit                                             186,000       6,227,000
  Principal repayments of capital lease obligations                                      (676,000)       (687,000)
  Principal repayments of long term debt                                                 (433,000)
  Lease refinancing                                                                       925,000
                                                                                      -----------     -----------
                NET CASH PROVIDED BY (USE IN) FINANCING ACTIVITIES                       (923,000)      6,465,000
                                                                                      -----------     -----------

NET INCREASE (DECREASE) IN CASH                                                             3,000        (582,000)
CASH, BEGINNING OF PERIOD                                                                 122,000         608,000
                                                                                      -----------     -----------
CASH, END OF PERIOD                                                                   $   125,000     $    26,000
                                                                                      ===========     ===========

                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   INTERIM FINANCIAL REPORTING:

          The consolidated balance sheet as of July 3, 1999 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes. Certain amounts have been reclassified to conform with the current period presentation. The accompanying financial statements presume that users have read the audited financial statements for the preceding fiscal year. Accordingly, footnotes which would substantially duplicate such disclosure have been omitted.

          The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals plus, for the three months ended September 30, 1998, major costs incurred as a result of the installation of a new integrated computer system.

          Effective in the forth quarter of fiscal 1999, the Company changed it's fiscal year end from June 30, 1999 to the 52 or 53-week period which ends on the Saturday closest to June 30. Accordingly, quarterly periods will generally be comprised of 13 weeks and end on Saturday. The impact on the current quarter was not significant.

          The results of operations for the three months ended October 2, 1999 are not necessarily indicative of the results to be expected for a full year.

Note 2:   CONTINGENCIES:

          Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

          In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, the former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the Estate is seeking an award of not less than $5,500,000 in compensatory damages, $10,000,000 in punitive damages and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding (approximately 4,000,000 shares, which had a value as of the alleged "change of control" date of approximately $3.5 million). Dr. Tesler's estate subsequently increased its claim for shares from 4,000,000 shares (10% of the outstanding stock) to approximately 15,594,000 shares (including shares for claimed interest through September 30, 1999, which would be approximately 34% of the post issuance outstanding shares) due to reductions in the value of such shares from the time when the estate alleges they should have been issued. For claimed tortuous conduct, the Estate is seeking $20,000,000 for intentional infliction of emotional distress and $10,000,000 for PRIMA FACIE tort. The Estate is also seeking attorney's fees.

          The claimed breaches of contract include failure to pay (a) salary through December 1998 and (b) changes of control payments on the assumption that there was a change of control, as defined, at the 1996 annual.

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

          The children and a former spouse of Dr. Tesler had also raised certain claims arising out of the death of Dr. Tesler. The Company settled these claims in December 1998. Accordingly, the Company recorded a lawsuit expense of $1,179,000 which included legal and other costs related to the settlement recorded in the quarter ended December 31, 1998. Payments were advanced by ICC on behalf of the company.

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

          Management believes the final outcome of the above will not have a material effect upon the Company's financial position, liquidity or operating results.

          The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

Note 3:   INVENTORIES:

          Inventories consist of the following:

                                       OCTOBER 2, 1999       JULY 3, 1999
                                       ---------------       ------------
                Raw materials               $6,376,000         $6,253,000
                Work in progress               878,000            862,000
                Finished goods               9,842,000         10,801,000
                                            ----------        -----------
                                           $17,096,000        $17,916,000
                                           ===========        ===========

Note 4:   DIVIDENDS:

          No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $700,000 at October 2, 1999.

Note 5:   RELATED PARTY TRANSACTIONS:

          The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the three months ended October 2, 1999 and September 30, 1998:

                                                      1999            1998
                                                     ------          ------
             Inventory purchases from ICC      $    642,000     $ 1,361,000
             Interest charges from ICC              118,000          61,000
             Accounts payable to ICC              1,364,000       2,739,000
             Note payable to ICC                  3,000,000               -
             Advances from ICC                    1,710,000               -

          * In connection with the credit line and term loans from a financial institution, ICC has guaranteed $1,400,000 as of October 2, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Gross sales for the three months ended October 2, 1999 were $22,076,000 as compared to $19,440,000 in the comparable period in the prior fiscal year. The increase in sales of $2,636,000 or 13.6% is mainly due to an increase in the private label (store brand) sector of the business. The private label (store brand) sales were $20,223,000 for the three months ended October 2, 1999 versus $17,875,000 in the prior fiscal year. The increase of $2,348,000 or 13.1% is primarily a result of new customers, new products, and increased sales to current customers. The bulk/ contract sector of the business had sales of $1,853,000 for the three months ended October 2, 1999 as compared to $1,565,000 in the prior fiscal year. Sales to two customers, Walgreen Company and Costco Wholesale, were $6,857,000 or 31.1% of sales for the three months ended October 2, 1999 as compared to $7,464,000 or 38.4% in the prior year period.

Net sales for the three months ended October 2, 1999 were $20,978,000 as compared to $17,425,000 in the comparable period in the prior fiscal year. The increase was due to the increase in gross sales, net of a decrease in sales discounts and allowances.

Cost of sales as a percentage of net sales was 77.5% for the three months ended October 2, 1999 as compared to 93.2% in the prior year period. During the first quarter of fiscal 1999, the Company converted to a new computer system, which resulted in disruptions in shipping, production, and planning leading to a reduction in sales for the quarter and increased cost of sales. Also, cost of sales was affected in fiscal 1999, by the increased cost of packaging due to new equipment installed in fiscal 1998, which caused production inefficiencies and higher waste due to the beginning trials of the equipment in 1999.

Selling, general and administrative expenses were $3,055,000 for the three months ended October 2, 1999 as compared to $3,654,000 in the prior year period. The decrease of $599,000 in the current fiscal quarter is a result of decreased distribution, and legal expenses. The decreased distribution costs are primarily related to shipping problems that occurred in the prior fiscal year, due to the new computer system mentioned above. The decreased legal costs related to the settlement of litigation in fiscal 1999.

Research and development costs were $150,000 for the three months ended October 2, 1999 as compared to $234,000 for the comparable period in the prior fiscal year. Interest expense was $1,245,000 for the three months ended October 2, 1999 as compared to $1,129,000 for the prior year period. The increase in interest expense is primarily a result of increased interest rates as compared to the prior quarter The Company recorded a tax provision of $103,000, which is related to the net profit for the three months ended October 2, 1999, as compared to a tax benefit of $1,247,000 recorded in the prior year period.

The Company reported net income of $201,000 or $.01 per share as compared to net loss of $2,588,000 or $.09 per share in the prior year period.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume,
(b) discontinuing marginal products and customers and (c) continuing efforts to reduce material costs and other costs. There can be no assurance that such efforts will be successful.

                         LIQUIDITY AND CAPITAL RESOURCES

At October 2, 1999, the Company had working capital of $8,341,000 as compared to $8,481,000 at July 3, 1999. Working capital at October 2, 1999 includes $16,066,000 of accounts receivable as compared to $16,600,000 at July 3, 1999. The accounts receivable decrease of $534,000 is a result of improved collections and a decrease in sales from the prior quarter. Working capital also includes $17,096,000 of inventory as compared to $17,916,000 at July 3, 1999. The decrease is related to the disposal of shortdated products and improved management of physical quantities. Working capital also includes $23,075,000 of accounts payable and accrued expenses as compared to $24,298,000 at July 3, 1999. The decrease of $1,223,000 in payables is primarily due to payment of accrued expenses.

The Company produced $1,089,000 in cash from operations in the first quarter of 1999, as a result of the above.

Capital expenditures for the first quarter ended October 2, 1999 were $155,000. Such expenditures related primarily to the continuing upgrade of the Company's manufacturing equipment and plant facilities.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At October 2, 1999, the Company had borrowed $20,829,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate of interest less 3/4%. Such borrowing rate was increased by 2% effective April 1, 1999. In addition, the Company has convertible subordinated debentures outstanding and capitalized lease obligations which have a substantial impact on the working capital requirements in terms of required principal and interest payments.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible outstanding preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through October 2, 1999 totaling $700,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. In addition, in April 1999, the Company entered into a loan agreement with ICC for $3,000,000 with interest at 1% above the prime rate.

The Company has a deferred tax asset of $4,317,000, before the valuation allowance at October 2, 1999, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The benefits of net operating loss carry forwards and other temporary differences that will take more than a few years to realize can not be reasonably determined at this time. Accordingly, a valuation allowance of $664,000 was recorded at October 2, 1999 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

The Company continues to take steps aimed at increasing sales and reducing costs to increase profitability. The Company intends to spend an estimated $1,500,000 for capital improvements in the fiscal year ending July 1, 2000 to increase manufacturing capacity and reduce costs. It is anticipated that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing or meeting working capital needs, there can be no assurance that it will obtain the financing or meet working capital needs in the future.

                              YEAR 2000 COMPLIANCE

Reference is made to item 7 of the Company's Form 10-K for the year ended July 3, 1999 for a discussion under the caption "Year 2000 Compliance"

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

                        PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)

Date:  November 9, 1999              By: /S/ CHARLES E. LAROSA
                                         -------------------------------
                                         Charles E. LaRosa
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)


Date:  November 9, 1999              By: /S/ CLIFFORD H. STRAUB, JR.
                                         --------------------------------
                                         Clifford H. Straub, Jr.
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)