Form 10-Q
period 2000-01-01
PHARMACEUTICAL FORMULATIONS INC
filed 2000-02-15
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark one)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarterly Period Ended:                        JANUARY 1, 2000
                                       OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
|x| Yes     No


The number of shares outstanding of common stock, $.08 par value, as of January 31, 2000 was 30,253,320.

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEETS

                                                           ASSETS                    January 1, 2000            July 3,
                                                                                       (Unaudited)                1999

                                                                              -------------------------   ------------------
CURRENT ASSETS
   Cash                                                                                $   127,000           $    122,000
   Accounts receivable - net of allowance for doubtful accounts of $317,000
      and $255,000                                                                      16,115,000             16,600,000
   Inventories                                                                          18,672,000             17,916,000
   Prepaid expenses and other current assets                                             1,126,000              1,268,000
   Income taxes recoverable                                                                947,000                947,000
   Deferred tax asset                                                                    1,150,000              1,150,000
                                                                              -------------------------   ------------------
              Total current assets                                                      38,137,000             38,003,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of $21,254,000 and
      $19,663,000                                                                       17,163,000             18,636,000
OTHER ASSETS
   Deferred tax asset                                                                    2,356,000              2,606,000
   Other assets                                                                            691,000                711,000
                                                                              -------------------------   ------------------
                                                                                      $ 58,347,000           $ 59,956,000
                                                                              =========================   ==================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Current portion of long-term debt                                                 $   2,385,000          $   2,135,000
   Current portion of capital lease obligations                                          2,685,000              2,879,000
   Accounts payable                                                                     20,049,000             20,800,000
   Income taxes payable                                                                    210,000                210,000
   Accrued expenses                                                                      2,968,000              3,498,000
                                                                              -------------------------   ------------------

              Total current liabilities                                                 28,297,000             29,522,000
                                                                              -------------------------   ------------------

LONG-TERM DEBT                                                                          27,350,000             26,934,000
                                                                              -------------------------   ------------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                      5,377,000              6,614,000
                                                                              -------------------------   ------------------

DEFERRED GAIN ON SALE/LEASE BACK                                                           349,000                396,000
                                                                              -------------------------   ------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock - par value $1.00 per share; 10,000,000 shares authorized;
      2,500,000 shares issued and outstanding                                            2,500,000              2,500,000
   Common stock - par value $.08 per share; authorized - 40,000,000 shares;
      issued and outstanding - 30,253,320 shares                                         2,421,000              2,421,000
   Capital in excess of par value                                                       37,493,000             37,493,000
   Accumulated deficit                                                                 (45,440,000)           (45,924,000)
                                                                              -------------------------   ------------------
              Total stockholders' deficiency                                            (3,026,000)            (3,510,000)
                                                                              -------------------------   ------------------
                                                                                      $ 58,347,000           $ 59,956,000
                                                                              =========================   ==================

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               Six Months Ended                     Three Months Ended
                                          ------------------ --- ------------------    ------------------ -- --------------------
                                             January 1,            December 31,           January 1,            December 31,
                                                2000                   1998                  2000                   1998
                                          ------------------     ------------------    ------------------    --------------------

REVENUES
 Gross Sales                              $47,041,000            $43,956,000           $24,965,000            $24,516.000
 Less: Sales discounts and
  allowances                                3,003,000              4,402,000             1,906,000              2,387,000
                                          ------------------     ------------------    ------------------    --------------------
       NET SALES                           44,038,000             39,554,000            23,059,000             22,129,000
                                          ------------------     ------------------    ------------------    --------------------
COST AND EXPENSES
 Cost of goods sold                        33,788,000             36,201,000            17,539,000             19,955,000
 Selling, general and
  administrative                            6,741,000              7,542,000             3,687,000              3,888,000
 Research and development                     278,000                382,000               127,000                148,000
                                          ------------------     ------------------    ------------------    --------------------
                                           40,807,000             44,125,000            21,353,000             23,991,000
                                          ------------------     ------------------    ------------------    --------------------
       INCOME (LOSS) FROM
        OPERATIONS                          3,231,000             (4,571,000)            1,706,000             (1,862,000)
                                          ------------------     ------------------    ------------------    --------------------
OTHER INCOME (EXPENSE)
 Interest expense                          (2,544,000)            (2,174,000)           (1,300,000)            (1,045,000)
 Lawsuit settlement                               -               (1,179,000)                  -               (1,179,000)
 Other                                         47,000                 23,000                24,000                 20,000
                                          ------------------     ------------------    ------------------    --------------------
                                           (2,497,000)            (3,330,000)           (1,276,000)            (2,204,000)
                                          ------------------     ------------------    ------------------    --------------------
       INCOME (LOSS) BEFORE
        INCOME TAXES                          734,000             (7,901,000)              430,000             (4,066,000)
INCOME TAXES (BENEFIT)                        250,000             (2,569,000)              146,000             (1,322,000)
                                          ------------------     ------------------    ------------------    --------------------
       NET INCOME (LOSS)                      484,000             (5,332,000)              284,000             (2,744,000)

Preferred stock dividend
  requirement                                 100,000                100,000                50,000                 50,000
                                          ------------------     ------------------    ------------------    --------------------
NET INCOME (LOSS)
  ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                            $   384,000            $(5,432,000)          $   234,000           $ (2,794,000)
                                          ==================     ==================    ==================    ====================

EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED                       $       .01            $      (.18)          $       .01           $       (.09)
                                          ==================     ==================    ==================    ====================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                30,253,000             30,253,000            30,253,000             30,253,000
                                          ==================     ==================    ==================    ====================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                               Six Months Ended
                                                                                 ---------------------------------------------
                                                                                                            December 31,
                                                                                    January 1, 2000             1998
                                                                                 ---------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                       $  484,000           $ (5,332,000)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization of property, plant and equipment                       1,591,000              1,374,000
      Amortization of bond discount and deferred financing costs                             141,000                 99,000
      Amortization of deferred gain on sale/leaseback                                        (47,000)               (26,000)
      Deferred income taxes                                                                  250,000             (2,369,000)
      Changes in current assets and liabilities:
         Decrease in accounts receivable                                                     485,000                 62,000
        (Increase) in inventories                                                           (756,000)            (1,380,000)
         Decrease in other current assets                                                    142,000                194,000
         Increase (decrease) in accounts payable, accrued expenses and income
             taxes payable                                                                (1,281,000)               387,000
                                                                                 ---------------------- ----------------------
                                                                                           1,009,000             (6,991,000)
                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                                 ---------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other assets                                                         20,000               (183,000)
   Acquisition of property, plant and equipment, net                                        (118,000)              (269,000)
                                                                                 ---------------------- ----------------------
                                                                                             (98,000)              (452,000)
                NET CASH USED IN INVESTING ACTIVITIES
                                                                                 ---------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings under line of credit                                                914,000              6,553,000
  Principal repayments of capital lease obligations                                       (1,266,000)            (1,350,000)
  Principal repayments of long term debt                                                    (554,000)              (304,000)
  Lease refinancing                                                                                -              2,000,000
                                                                                 ---------------------- ----------------------
                                                                                            (906,000)             6,899,000
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                 ---------------------- ----------------------
NET INCREASE (DECREASE) IN CASH                                                                5,000               (544,000)
CASH, BEGINNING OF PERIOD                                                                    122,000                608,000
                                                                                 ---------------------- ----------------------
CASH, END OF PERIOD                                                                       $  127,000             $   64,000
                                                                                 ====================== ======================

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

          The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals plus, for the six months ended December 31, 1998, major costs incurred as a result of the installation of a new integrated computer system.

          Effective in the fourth quarter of fiscal 1999, the Company changed its fiscal year end from June 30 to the 52 or 53-week period which ends on the Saturday closest to June 30. Accordingly, quarterly periods will generally be comprised of 13 weeks and end on Saturday. The impact on the current periods was not significant.

          The results of operations for the three months and six months ended January 1, 2000 are not necessarily indicative of the results to be expected for a full year.

Note 2:   CONTINGENCIES:

          Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

          In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, a former President of the Company who died in December 1996. For alleged breaches of employment and other agreements between the Company and Dr. Tesler, the Estate claimed an award of not less that $5,500,000 in compensatory damages, $10,000,000 in punitive damages and such number of shares of common stock of the Company as would equal 10% of the total number of shares outstanding (approximately 4,000,000 shares, which had a value as of the alleged "change of control" date of approximately $3.5 million). Dr. Tesler's estate subsequently increased its claim for shares from 4,000,000 shares (10% of the outstanding stock) to approximately 15,594,000 shares (including shares for claimed interest through September 30, 1999, which would be approximately 34% of the post- issuance outstanding shares) due to reductions in the value of such shares from the time when the estate alleges they should have been issued. For claimed tortuous conduct, the Estate claimed $20,000,000 for intentional infliction of emotional distress and $10,000,000 for prima facie tort(but see below). The Estate is also seeking attorney's fees.

          The claimed breaches of contract include failure to pay (a) salary through December 1998 and (b) change of control payments on the assumption that there was a change of control, as defined, at the 1996 annual meeting.

          With respect to the claim for continuing salary, the Company has advised the Estate of counterclaims that the Company has, which exceed the amount of such payments. The Company maintains that as a result of the termination of Dr. Tesler's employment in December 1995, the Company ceased to have any liability under the change of control provisions of the various agreements with Dr. Tesler, as well as having other defenses to such claims.

          As a result of various motions or agreements by the Estate and the Company, the Estate's claims for intentional infliction of emotional distress and prima facie tort have been dismissed and are no longer part of the arbitration. Also, all the Estate's claims for the issuance of stock due to an alleged "change of control" were dismissed.

          The Estate's remaining claims are for approximately $572,000 plus interest in salary due as a result of the claimed breaches of contract and approximately $4.1 million plus interest in monetary damages as a result of the claimed change of control. The Estate is also seeking reimbursement of attorneys' fees estimated to be $325,000. The arbitration of these Estate claims as well as all of the Company's counterclaims is currently taking place.

          The children and a former spouse of Dr. Tesler had also raised certain claims arising out of the death of Dr. Tesler. The Company settled these claims in December 1998. Accordingly, the Company recorded a lawsuit expense of $1,179,000 which included legal and other costs related to the settlement in the quarter ended December 31, 1998. Payments were advanced by ICC Industries, Inc. ("ICC") on behalf of the Company.

          In December 1995, the Company accrued the continuing salary claimed to be due to Dr. Tesler for the period through December 1998. It has not made provision for any of the other amounts claimed, nor has it accrued any amounts due from the Estate. As noted above, the Company believes that the claims are without merit and that it has valid offsetting claims. The Company is vigorously defending against the arbitration claim and is prosecuting its claims against the Estate.

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

          In May 1998, the Company brought an action against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company.


Note 3:   INVENTORIES:

          Inventories consist of the following:

                                                                 JANUARY 1, 2000              JULY 3, 1999
                                                                 ---------------              ------------

                           Raw materials                             $ 8,149,000               $ 6,253,000
                           Work in progress                              862,000                   862,000
                           Finished goods                              9,661,000                10,801,000
                                                                       ---------               -----------
                                                                     $18,672,000               $17,916,000
                                                                      ==========               ===========

Note 4:   DIVIDENDS:

          No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $750,000 at January 1, 2000.

Note 5:   RELATED PARTY TRANSACTIONS:

          The following transactions with ICC, an affiliated company, are reflected in the consolidated financial statements as of or for the six months ended January 1, 2000 and December 31, 1998:


                                                                       January 1,     December 31,
                                                                         2000             1998
                                                                         ------          ------


                    Inventory purchases from ICC                     $1,439,000       $1,951,000
                    Interest charges from ICC                           294,000          123,000
                    Accounts payable to ICC                           2,150,000        1,703,000
                    Note payable to ICC                               3,000,000                -
                    Advances from ICC                                 1,524,000                -

                * In connection with the credit line and term loans from a financial institution, ICC has guaranteed $1,100,000 as of January 1, 2000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Gross sales for the six months ended January 1, 2000 were $47,041,000 as compared to $43,956,000 in the comparable period in the prior fiscal year. The increase in sales of $3,085,000 or 7% is mainly due to an increase in the private label (store brand) sector of the business. The private label sales were $42,600,000 for the six months ended January 1, 2000 versus $40,691,000 in the prior year period. The increase of $1,909,000 or 5% is primarily a result of new customers, new products, and increased sales to current customers. The bulk/contract sector of the business had sales of $4,441,000 for the six months ended January 1, 2000 as compared to $3,265,000 in the prior year period. Sales to two customers, Walgreen Company and Costco Wholesale, were $15,792,000 or 34% of sales for the six months ended January 1, 2000 as compared to $17,642,000 or 40% of sales in the comparable period in the prior fiscal year.

Gross sales for the three months ended January 1, 2000 were $24,965,000 as compared to $24,516,000 in the comparable period in the prior fiscal year. The increase of $449,000 or 2% is mainly a result of the items discussed above.

Net sales for the six months ended January 1, 2000 were $44,038,000 as compared to $39,554,000 in the comparable period in the prior year. Net sales for the three months ended January 1, 2000 were $23,059,000 as compared to $22,129,000 in the comparable period in the prior year. The increase was due to the increase in gross sales net of a decrease in sales discounts and allowances.

Cost of sales as a percentage of net sales was 77% for the six months ended January 1, 2000 as compared to 92% in the comparable period in the prior fiscal year. Cost of sales as a percentage of net sales was 76% for the three months ended January 1, 2000 as compared to 90% in the comparable period in the prior fiscal year. During fiscal 1999, the Company converted to a new computer system which resulted in disruptions in shipping, inventory control, production, and planning leading to a reduction in sales and increased cost of sales. Also, fiscal 1999 was impacted by the increased cost of packaging due to the new equipment installed in 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment in 1999.

Selling, general and administrative expenses were $6,741,000 or 15% of net sales for the six months ended January 1, 2000 as compared to $7,542,000 or 19% of net sales for the comparable period in the prior fiscal year. The decrease of $801,000 is a result of decreased distribution and legal expenses. The decreased distribution costs are primarily related to shipping problems that occurred in the prior fiscal year, due to the new computer system mentioned above. The decreased legal costs related to the settlement of litigation in fiscal 1999 and related legal matters. Also included in the current six month period is $300,000 in connection with the termination of employment of Mr. Charles LaRosa, the past President of the Company. Selling, general and administrative expenses were $3,687,000 or 16% of net sales for the three months ended January 1, 2000 as compared to $3,888,000 or 18% of net sales in the comparable period in the prior fiscal year. The decrease of $201,000 is due mainly to the reasons stated above.

Research and development costs were $278,000 for the six months ended January 1, 2000 as compared to $382,000 for the comparable period in the prior fiscal year. Research and development costs were $127,000 for the three months ended January 1, 2000 as compared to $148,000 in the comparable period in the prior fiscal year.

Interest expense was $2,544,000 for the six months ended January 1, 2000 as compared to $2,174,000 in the comparable period in the prior fiscal year. Interest expense was $1,300,000 for the three months ended January 1, 2000 as compared to $1,045,000 in the comparable period in the prior fiscal year. The increase in interest expense is primarily a result of increased interest rates plus increased borrowing to meet working capital needs.

The Company settled claims relating to the children and a former spouse of Dr. Tesler, the former President of the Company who died in December 1996. Accordingly, the Company recorded a lawsuit settlement expense of $1,179,000 for the period ended December 31, 1998.

The Company recorded a tax provision of $250,000, which is related to the net profit for the six months ended January 1, 2000, as compared to a tax benefit of $2,569,000 for the six months ended December 31, 1998 due to the loss for the period. The Company recorded a tax provision of $146,000, which is related to the net profit for the three months ended January 1, 2000, as compared to a tax benefit of $1,322,000 for the three months ended December 31, 1998 due to the loss for the period.

The Company reported net income of $484,000 and $284,000 for the six and three months ended January 1, 2000, respectively, or $.01 and $.01 per share as compared to net loss of $5,332,000 and $2,744,000, respectively, or $.18 and $.09 per share in the prior fiscal year.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume,
(b) discontinuing marginal products and customers and (c) continuing efforts to reduce material costs and other costs. There can be no assurance that such efforts will be successful.

                         LIQUIDITY AND CAPITAL RESOURCES

At January 1, 2000, the Company had working capital of $9,840,000 as compared to $8,481,000 at July 3, 1999. Working capital at January 1, 2000 includes $16,115,000 of accounts receivable as compared to $16,600,000 at July 3, 1999. The accounts receivable decrease of $485,000 is primarily a result of improved collections. Working capital also includes $18,672,000 of inventory as compared to $17,916,000 at July 3, 1999. The increase is related to seasonal demand for product. Working capital also includes $23,017,000 of accounts payable and accrued expenses as compared to $24,298,000 at July 3, 1999. The decrease of $1,281,000 in payables is primarily due to payment of accrued expenses.

The Company produced $1,009,000 in cash from operations for the six months ended January 1, 2000, as a result of the above.

Capital expenditures for the six months ended January 1, 2000 were $118,000. Such expenditures related primarily to the continuing upgrade of the Company's manufacturing equipment and plant facilities.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At January 1, 2000, the Company had outstanding borrowings under this facility of $21,610,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate of interest less 3/4%. Such borrowing rate was increased by 2% effective April 1, 1999. In addition, the Company has convertible subordinated debentures outstanding and capitalized lease obligations which have a substantial impact on the working capital requirements in terms of required principal and interest payments.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable (at the Company's option) convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through January 1, 2000 totaling $750,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. In addition, in April 1999 the Company entered into a loan agreement with ICC for $3,000,000 with interest at 1% above the prime rate. Also, the Company has, from time to time, received advances from ICC. As of January 1, 2000, the outstanding advances amounted to $1,524,000.

The Company has a deferred tax asset of $4,170,000, before the valuation allowance at January 1, 2000, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The benefits of net operating loss carry forwards and other temporary differences that are estimated to take more than a few years to realize can not be reasonably determined at this time due to the inconsistent operating results in the past. Accordingly, a valuation allowance of $664,000 was recorded at January 1, 2000 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

The Company continues to take steps aimed at increasing sales and reducing costs to increase profitability. The Company intends to spend an estimated $500,000 to $1,000,000 for capital improvements in the fiscal year ending July 1, 2000 to increase manufacturing capacity and reduce costs. It is anticipated that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing or meeting working capital needs, there can be no assurance that it will obtain the financing or meet working capital needs in the future.

                              YEAR 2000 COMPLIANCE

The Company did not experience any material difficulties on or in connection with the onset of the year 2000.


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

          None.

Item 3:   Defaults upon Senior Securities

          None.

Item 4:   Submission of Matters to a Vote of Securities Holders

          The Company's Annual Meeting of Stockholders was held on December 7, 1999. Each of the candidates for the position of director, Messrs. Ray Cheesman, Charles LaRosa and John Oram, was elected. The matters voted upon at the meeting and the number of votes cast for, against or withheld (including abstentions and broker non-votes) as to each matter, including nominees for office, are as follows:

          1. Director election:

             Mr. Cheesman

                For:                  28,811,326

                Withhold Authority:      100,990

             Mr. LaRosa

                For:                  28,744,863

                Withhold Authority:      167,453

             Mr. Oram

                For:                  28,812,513

                Withhold Authority:       99,803

          2. Ratification of the appointment of BDO Seidman LLP as Independent Auditors for the Fiscal Year Ending July 1, 2000:

                For:                  28,784,088

                Against:                  59,388

                Abstain:                  68,840

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

Item 6:   Exhibits and Reports on Form 8-K

          (a). Exhibits

               27.  Financial Data Schedule

          (b). Reports on Form 8-K - The Registrant filed the following reports on Form 8-K during and since the quarter ended January 1, 2000:

              DATE OF REPORT              ITEM NUMBER (SUMMARY)

              December 21, 1999           5 (regarding delay in payment of
                                          interest on debentures)

              January 13, 2000            5 (regarding payment of interest
                                          on debentures)




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)





Date: February 15, 2000             By: /S/ CLIFFORD H. STRAUB, JR.
      ------------------               ---------------------------
                                       Clifford H. Straub, Jr.
                                       Chief Financial Officer and Treasurer
                                       (Authorized Officer and Principal
                                       Financial Officer)