Form 10-Q
period 2000-04-01
PHARMACEUTICAL FORMULATIONS INC
filed 2000-06-16
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ----------
(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarterly Period Ended:       APRIL 1, 2000
                                               -------------
                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ______ to __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. [  ] Yes   [X] No


The number of shares outstanding of common stock, $.08 par value, as of April 30, 2000 was 30,253,320.

                          PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      April 1,
                                                                                       2000
                                                                                    (Unaudited)              July 3,
                                                                                                               1999
                                                                              -----------------------   ------------------
CURRENT ASSETS
   Cash                                                                               $    138,000           $    122,000
   Accounts receivable - net of allowance for doubtful accounts of $331,000             12,962,000             16,600,000
      and $255,000
   Inventories                                                                          18,195,000             17,916,000
   Prepaid expenses and other current assets                                             1,053,000              1,268,000
   Income taxes recoverable                                                                                       947,000
   Deferred tax asset                                                                    1,150,000              1,150,000
                                                                              ----------------------------------------------
              Total current assets                                                      33,498,000             38,003,000

PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of $22,059,000 and                  16,436,000             18,636,000
      $19,663,000
OTHER ASSETS
   Deferred tax asset                                                                    2,393,000              2,606,000
   Other assets                                                                            303,000                408,000
                                                                              ----------------------------------------------
                                                                                      $ 52,630,000           $ 59,653,000
                                                                              ==============================================

                                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
   Current portion of long-term debt                                                  $  2,640,000          $   2,135,000
   Current portion of capital lease obligations                                          2,449,000              2,879,000
   Accounts payable                                                                     20,705,000             20,800,000
   Income taxes payable                                                                                           210,000
   Accrued expenses                                                                      1,904,000              3,195,000
                                                                              ----------------------------------------------

              Total current liabilities                                                 27,698,000             29,219,000
                                                                               ---------------------------------------------

LONG-TERM DEBT                                                                          22,575,000             26,934,000
                                                                               ---------------------------------------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                      4,902,000              6,614,000
                                                                              ----------------------------------------------

DEFERRED GAIN ON SALE/LEASE BACK                                                           325,000                396,000
                                                                               ---------------------------------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock - par value $1.00 per share; 10,000,000 shares authorized;            2,500,000              2,500,000
      2,500,000 shares issued and outstanding
   Common stock - par value $.08 per share; authorized - 40,000,000 shares;              2,421,000              2,421,000
      issued and outstanding - 30,253,320 shares
   Capital in excess of par value                                                       37,493,000             37,493,000
   Accumulated deficit                                                                 (45,284,000)           (45,924,000)
                                                                              ----------------------------------------------
              Total stockholders' deficiency                                            (2,870,000)            (3,510,000)
                                                                              ----------------------------------------------
                                                                                      $ 52,630,000           $ 59,653,000
                                                                              ==============================================


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                     Nine Months Ended                     Three Months Ended
                                          ---------------------------------------    ----------------------------------
                                              April 1,               March 31,             April 1,               March 31,
                                                2000                   1999                  2000                   1999
                                          ------------------     ------------------    ------------------    --------------------

REVENUES
 Gross Sales                              $67,246,000            $66,205,000           $20,205,000           $22,249,000
 Less: Sales discounts and
  allowances                                4,163,000              6,404,000             1,160,000             2,002,000
                                          ------------------     ------------------    ------------------    --------------------
       NET SALES                           63,083,000             59,801,000            19,045,000            20,247,000
                                          ------------------     ------------------    ------------------    --------------------
COST AND EXPENSES
 Cost of goods sold                        48,541,000             53,609,000            14,753,000            17,408,000
 Selling, general and
  administrative                            9,361,000             11,171,000             2,621,000             3,629,000
 Research and development                     408,000                530,000               130,000               148,000
                                          ------------------     ------------------    ------------------    --------------------
                                           58,310,000             65,310,000            17,504,000            21,185,000
                                          ------------------     ------------------    ------------------    --------------------
       INCOME (LOSS) FROM
        OPERATIONS                          4,773,000             (5,509,000)            1,541,000           (   938,000)
                                          ------------------     ------------------    ------------------    --------------------
OTHER INCOME (EXPENSE)
 Interest expense                          (3,875,000)            (3,342,000)           (1,330,000)          ( 1,068,000)
 Lawsuit settlement                                               (1,179,000)
 Other                                         69,000                119,000                22,000           (     4,000)
                                          ------------------     ------------------    ------------------    --------------------
                                           (3,806,000)            (4,402,000)           (1,308,000)          ( 1,072,000)
                                          ------------------     ------------------    ------------------    --------------------
       INCOME (LOSS) BEFORE
        INCOME TAXES                          967,000             (9,911,000)              233,000           ( 2,010,000)
INCOME TAXES (BENEFIT)                        327,000             (3,231,000)               77,000           (   662,000)
                                          ------------------     ------------------    ------------------    --------------------
       NET INCOME (LOSS)                      640,000             (6,680,000)              156,000           ( 1,348,000)

Preferred stock dividend
  Requirement                                 150,000                150,000                50,000                50,000
                                          ------------------     ------------------    ------------------    --------------------
NET INCOME (LOSS)
  ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                            $   490,000            ($6,830,000)          $   106,000           ($1,398,000)
                                          ==================     ==================    ==================    ====================

EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED                       $       .02            ($      .23)          $       .01           ($      .05)
                                          ==================     ==================    ==================    ====================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                30,253,000             30,253,000            30,253,000            30,253,000
                                          ==================     ==================    ==================    ====================



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                                                               Nine Months Ended
                                                                                  ---------------------------------------------

                                                                                        April 1,                March 31,
                                                                                          2000                    1999
                                                                                  ---------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                       $   640,000            ($6,680,000)
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization of property, plant and equipment                        2,397,000              2,086,000
      Amortization of bond discount and deferred financing costs                              212,000                185,000
      Amortization of deferred gain on sale/leaseback                                         (71,000)               (82,000)
      Deferred Income Taxes                                                                   213,000             (2,285,000)
      Changes in current assets and liabilities:
        (Increase) decrease in accounts receivable                                          3,638,000             (2,250,000)
        (Increase) decrease in inventories                                                   (279,000)             1,244,000
        (Increase) decrease in other current assets                                           215,000               (498,000)
        (Increase) decrease in income tax receivable                                          947,000               (947,000)
         Increase (decrease)in accounts payable and                                        (1,596,000)             3,218,000
          accrued expenses and income taxes payable
                                                                                  ---------------------- ----------------------
                                                                                            6,316,000             (6,009,000)
                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
                                                                                  ---------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) in other assets                                                                 (106,000)              (233,000)
   Acquisition of property, plant and equipment, net                                         (197,000)               (49,000)
                                                                                  ---------------------- ----------------------
                                                                                             (303,000)              (282,000)
                NET CASH USED IN INVESTING ACTIVITIES
                                                                                  ---------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in borrowings under line of credit                                                                      5,488,000
  Principal repayments of capital lease obligations                                        (2,143,000)            (2,176,000)
  Increase (decrease) in long-term debt                                                    (3,854,000)               254,000
  Increase in deferred gain on sale/leaseback                                                                        170,000
  Lease refinancing                                                                                                2,000,000
                                                                                  ---------------------- ----------------------
                                                                                           (5,997,000)             5,736,000
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                                  ---------------------- ----------------------
NET INCREASE (DECREASE) IN CASH                                                                16,000               (555,000)
CASH, BEGINNING OF PERIOD                                                                     122,000                608,000
                                                                                  ---------------------- ----------------------
CASH, END OF PERIOD                                                                      $    138,000            $    53,000
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

               The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals plus, for the nine months ended March 31, 1999, major costs incurred as a result of the installation of a new integrated computer system.

               Effective in the fourth quarter of fiscal 1999, the Company changed its fiscal year end from June 30 to the 52 or 53-week period which ends on the Saturday closest to June 30. Accordingly, quarterly periods will generally be comprised of 13 weeks and end on Saturday. The impact on the current periods was not significant.

               The results of operations for the three months and nine months ended April 1, 2000 are not necessarily indicative of the results to be expected for a full year.

Note 2:        CONTINGENCIES:

               Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

               In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, a former President of the Company, who died in December 1996. For breaches of employment and other agreements between the Company and Dr. Tesler, the Estate claimed an award of compensatory damages, punitive damages, a certain number of shares of common stock of the Company and attorneys' fees. In December 1995 the Company accrued the continuing salary claimed to be due Dr. Tesler for the period through December 1998. Details of the Estate's claims are set forth in the Company's Forms 10K for the fiscal year ended July 3, 1999 and 10Q for the quarter ended January 1, 2000. The Company also brought counterclaims against the Estate.

               In March 2000, the American Arbitration Association panel in
               New York awarded amounts to both the estate of Dr. Tesler and the Company. The arbitration panel awarded the Estate the amount of Tesler's salary for two years and a portion of it's legal fees. The award dismissed all other of the Estate's claims and also ruled in favor of the Company on certain of its counterclaims. The net result of the arbitrators' award was that the Company paid the Estate $45,000 and will pay a portion of its legal fees. The amount recorded by the Company in 1995 more than offset the amount paid the Estate and the legal fees to be paid.

               The final outcome did not have a material effect upon the Company's financial position or operating results.

               The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

               In May 1998, the Company brought an action against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action is still pending.

Note 3:        INVENTORIES:

               Inventories consist of the following:

                                      APRIL 1, 2000              JULY 3, 1999
                                      -------------              ------------

                Raw materials           $ 6,811,000               $ 6,253,000
                Work in progress            704,000                   862,000
                Finished goods           10,680,000                10,801,000
                                         ----------               -----------
                                        $18,195,000               $17,916,000
                                         ==========               ===========

Note 4:   DIVIDENDS:

          No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $800,000 at April 1, 2000.

Note 5:   RELATED PARTY TRANSACTIONS:

          The following transactions with ICC, an affiliated company, are reflected in the consolidated financial statements as of or for the nine months ended April 1, 2000 and March 31, 1999:

                                                 APRIL 1, 2000    MARCH 31, 1999

             Inventory purchases from ICC          $2,280,000       $2,297,000
             Interest charges from ICC                474,000          169,000
             Accounts payable to ICC                4,609,000        3,126,000
             Note payable to ICC                    3,000,000
             Advances from ICC                      1,400,000

          * In connection with the credit line and term loans from a financial institution, ICC has guaranteed $2,500,000 as of May 19, 2000.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Gross sales for the nine months ended April 1, 2000 were $67,246,000 as compared to $66,205,000 in the comparable period in the prior fiscal year. The increase in sales of $1,041,000 or 2% is mainly due to an increase in the private label (store brand) sector of the business. The private label sales were $61,266,000 for the nine months ended April 1, 2000 versus $59,606,000 in the prior year period. The increase of $1,660,000 or 3% is primarily a result of new customers, new products, and increased sales to current customers. The bulk/contract sector of the business had sales of $5,980,000 for the nine months ended April 1, 2000 as compared to $6,599,000 in the prior year period. The decrease of $619,000 was due to lost business which had not been replaced in the current fiscal year. Sales to two customers, Walgreen Company and Costco Wholesale, were $20,837,000 or 31% of sales as compared to $22,257,000 or 34% of sales in the comparable period in the prior fiscal year.

Gross sales for the three months ended April 1, 2000 were $20,205,000 as compared to $22,249,000 in the comparable period in the prior fiscal year. The decrease of $2,044,000 or 9% is mainly due to the discontinuation of sales to several small customers and reduced orders from other customers.

Net sales for the nine months ended April 1, 2000 were $63,083,000 as compared to $59,801,000 in the comparable period in the prior year. Net sales for the three months ended April 1, 2000 were $19,045,000 as compared to $20,247,000 in the comparable period in the prior year. These changes resulted primarily from the decrease in sales discounts and allowances.

Cost of sales as a percentage of net sales was 77% for the nine months ended April 1, 2000 as compared to 90% in the comparable period in the prior fiscal year. Cost of sales as a percentage of net sales was 77% for the three months ended April 1, 2000 as compared to 86% in the comparable period in the prior fiscal year. During fiscal 1999, the Company converted to a new computer system which resulted in disruptions in shipping, inventory control, production, and planning leading to a reduction in sales and increased cost of sales. Also, fiscal 1999 was impacted by the increased cost of packaging due to the new equipment installed in 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment in 1999.

Selling, general and administrative expenses were $9,361,000 or 15% of net sales for the nine months ended April 1, 2000 as compared to $11,171,000 or 19% of net sales for the comparable period in the prior fiscal year. The decrease of $1,810,000 is a result of decreased distribution and legal expenses. The decreased distribution costs are primarily related to shipping problems that occurred in the prior fiscal year, due to the new computer system mentioned above. The decreased legal costs related to the settlement of litigation in fiscal 1999 and settlement of the arbitration case in March 2000. Also included in the current nine month period is $300,000 in connection with the termination of employment of Mr. Charles LaRosa, the past President of the Company. Selling, general and administrative expenses were $2,621,000 or 14% of net sales for the three months ended April 1, 2000 as compared to $3,629,000 or 18% of net sales in the comparable period in the prior fiscal year. The decrease of $1,008,000 is due mainly to the reasons stated above.

Research and development costs were $408,000 for the nine months ended April 1, 2000 as compared to $530,000 for the comparable period in the prior fiscal year. Research and development costs were $130,000 for the three months ended April 1, 2000 as compared to $148,000 in the comparable period in the prior fiscal year.

Interest expense was $3,875,000 for the nine months ended April 1, 2000 as compared to $3,342,000 in the comparable period in the prior fiscal year. Interest expense was $1,330,000 for the three months ended April 1, 2000 as compared to $1,068,000 in the comparable period in the prior fiscal year. The increase in interest expense is primarily a result of increased interest rates plus increased borrowing in the first half of fiscal 2000 to meet working capital needs.

The Company settled claims relating to the children and a former spouse of Dr. Tesler, the former President of the Company who died in December 1996. Accordingly, the Company recorded a lawsuit settlement expense of $1,179,000 for the period ended December 31, 1998.

The Company recorded a tax provision of $327,000, which is related to the net profit for the nine months ended April 1, 2000, as compared to a tax benefit of $3,231,000 for the nine months ended March 31, 1999 due to the loss for the period. The Company recorded a tax provision of $77,000 which is related to the net profit for the three months ended April 1, 2000, as compared to a tax benefit of $662,000 for the three months ended March 31, 1999 due to the loss for the period.

The Company reported net income of $640,000 and $156,000 for the nine and three months ended April 1, 2000, respectively, or $.02 and $.01 per share as compared to net loss of $6,680,000 and $1,348,000, respectively, or $.23 and $.05 per share in the prior fiscal year.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume,
(b) discontinuing marginal products and customers and (c) continuing efforts to reduce material costs and other costs. There can be no assurance that such efforts will be successful.

                         LIQUIDITY AND CAPITAL RESOURCES

At April 1, 2000, the Company had working capital of $5,800,000 as compared to $8,784,000 at July 3, 1999. Working capital at April 1, 2000 included $12,962,000 of accounts receivable as compared to $16,600,000 at July 3, 1999. The accounts receivable decrease of $3,638,000 is primarily a result of improved collections. Working capital also included $18,195,000 of inventory as compared to $17,916,000 at July 3, 1999. The increase is related to seasonal demand for product. Working capital also included $22,609,000 of accounts payable and accrued expenses as compared to $23,995,000 at July 3, 1999. The decrease of $1,386,000 is primarily due to payment of accrued expenses.

The Company generated $6,316,000 in cash from operations for the nine months ended April 1, 2000, as a result of the above.

Capital expenditures for the nine months ended April 1, 2000 were $197,000. Such expenditures related primarily to the continuing upgrade of the Company's manufacturing equipment and plant facilities.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At April 1, 2000, the Company had outstanding borrowings under this facility of $17,045,000. Borrowings under the modified agreement, which expires August 7, 2001, bear interest at the prime rate less 3/4%. The borrowing rate was increased by 2% effective April 1, 1999. In addition, the Company has convertible subordinated debentures outstanding and capitalized lease obligations which have a substantial impact on working capital requirements in terms of required principal and interest payments.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable (at the Company's option) convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through April 1, 2000 totaling $800,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. In addition, in April 1999 the Company entered into a loan agreement with ICC for $3,000,000 with interest at 1% above the prime rate. Also, the Company has, from time to time, received advances from ICC. As of April 1, 2000, the outstanding advances amounted to $1,400,000.

The Company has a deferred tax asset of $4,207,000 before the valuation allowance at April 1, 2000, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. The benefits of net operating loss carry forwards and other temporary differences that are estimated to take more than a few years to realize cannot be reasonably determined at this time due to the inconsistent operating results in the past. Accordingly, a valuation allowance of $664,000 was recorded at April 1, 2000 to provide for this uncertainty. The realization of this asset in future periods will improve the liquidity of the Company.

The Company continues to take steps aimed at increasing sales and reducing costs to increase profitability. The Company intends to spend an estimated $400,000 for capital improvements in the fiscal year ending July 1, 2000 to increase manufacturing capacity and reduce costs. It is anticipated that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing or meeting working capital needs, there can be no assurance that it will obtain the financing or meet working capital needs in the future.

                              YEAR 2000 COMPLIANCE

The Company did not experience any material difficulties in connection with the onset of the year 2000.


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

ITEM 6:       Exhibits and Reports on Form 8-K

              (a).  Exhibits

                    27.  Financial Data Schedule

               (b). Reports on Form 8-K - The Registrant filed the following report on Form 8-K during and since the quarter ended April 1, 2000:

                    DATE OF REPORT                 ITEM NUMBER (SUMMARY)
                    --------------                 -----------------------
                    January 13, 2000               5 (regarding payment of
                                                   interest on debentures)

                    March 29, 2000                 5 (regarding award in
                                                   arbitration brought by
                                                   the estate of Dr.
                                                   Max Tesler)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)


Date: JUNE 15, 2000       By: /S/ R. BRADLEY CONNER
                             ----------------------------------------
                               R. Bradley Conner
                               Chief Financial Officer and Treasurer
                               (Principal Financial Officer)