Form 10-K
period 2000-07-01
PHARMACEUTICAL FORMULATIONS INC
filed 2001-02-02
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended July 1, 2000 OR

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


          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on November 20, 2000 was approximately $1,472,112. As of November 20, 2000, there were 30,329,671 shares of Common Stock, par value $.08 per share, outstanding. See Item 5 ("Market for Registrant's Common Stock and Related Security Holder Matters") regarding the Company's stock after November 20, 2000.



DOCUMENTS INCORPORATED BY REFERENCE:  None

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

     O THE RATE OF OUR NEW PRODUCT INTRODUCTIONS AND THE RECEPTIVITY OF OUR CUSTOMERS TO SUCH PRODUCTS,

     O    COMPETITION, INCLUDING PRESSURES WHICH MAY REQUIRE US TO REDUCE OUR
          PRICES,

     O THE NUMBER AND NATURE OF CUSTOMERS AND THEIR PRODUCT ORDERS, INCLUDING MATERIAL CHANGES IN ORDERS FROM OUR MOST SIGNIFICANT CUSTOMERS,

     O ABILITY OF OUR VENDORS TO CONTINUE TO SUPPLY OUR NEEDS, ESPECIALLY WITH RESPECT TO OUR KEY PRODUCTS SUCH AS IBUPROFEN,

     O BORROWING COSTS, AND OUR ABILITY TO GENERATE CASH FLOW TO PAY INTEREST AND SCHEDULED AMORTIZATION PAYMENTS AS WELL AS OUR ABILITY TO REFINANCE SUCH INDEBTEDNESS OR TO SELL ASSETS WHEN IT COMES DUE (PAYMENT OF THE REVOLVING LOAN WITH CIT IS DUE ON AUGUST 7, 2001),

     O RELATIONS WITH OUR CONTROLLING SHAREHOLDER, INCLUDING ITS CONTINUING WILLINGNESS TO PROVIDE FINANCING AND OTHER RESOURCES,

     O OUR ABILITY TO HAVE OUR SHARES QUOTED ON THE OTC BULLETIN BOARD OR ANOTHER QUOTATION SYSTEM, STOCK EXCHANGE OR STOCK MARKET,

     O    PENDING OR NEW LITIGATION, AND

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

INTRODUCTION

          Pharmaceutical Formulations, Inc. (PFI), a Delaware corporation, is a publicly-traded private label manufacturer and distributor of nonprescription (sometimes called "over-the-counter" or "OTC") solid dose pharmaceutical products (which are referred to in this report as "generic OTC products") in the United States. Such products, which are made in tablet, caplet or capsule form are primarily sold under our customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. We also sell and market a line of antifungal aerosols. To a limited extent, we also sell generic OTC products under our own brand names, including HEALTH+CROSS(R) and HEALTH PHARM(R), which sales account for less than 1% of our total revenues.

          We believe that the therapeutic benefits of our generic OTC products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which our products are patterned are identical to those of our products. We are subject to regulation by the U.S. Food and Drug Administration (FDA). Our largest customers include Dollar General Stores, Costco Wholesale (Costco), K-Mart (K-Mart) and CVS Corp. (CVS), which in May 1997 merged with Revco D.S., Inc. (Revco).

CERTAIN RELATIONSHIPS WITH ICC

          In September 1991, we entered into an agreement with ICC Industries, Inc. (ICC) pursuant to which ICC was granted a series of options and related preemptive rights to acquire a total of approximately 66.7% of the outstanding shares of our common stock. ICC is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products which had calendar 1999 sales in excess of $1.2 billion. ICC and its subsidiaries have offices in key business centers around the world and own numerous manufacturing plants. ICC has exercised all of its options and certain of the related preemptive rights and currently owns an aggregate of 19,635,894 shares of common stock, representing approximately 64.7% of our outstanding common stock. In fiscal 1996, we sold 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock to ICC. The preferred stock is currently convertible into common stock at the option of ICC on three months notice to the Company. Each share of preferred stock is convertible to such number of shares of common stock as equals the then-current liquidation preference for such shares of preferred stock (currently $1.00) divided by the lower of the current market price for the common stock (as defined) at the conversion date (as defined) or $2.00 per share (subject to certain antidilution adjustments). (The current market price is defined as the average of the daily market prices (as defined) for the common stock for 30 consecutive trading days commencing 45 days prior to the conversion date, which is the third monthly anniversary date of the date of notice of conversion). If ICC elected to convert such shares of preferred stock and it is assumed that the applicable current market price is equal to the average of the high and low asked price for the common stock on November 20, 2000 ($.15), then the 2,500,000 shares of preferred stock would convert into 16,666,666 shares of common stock. After such conversion ICC would then own 36,302,560 shares of common stock, which would be 77.2% of the outstanding common stock. If the market price for the common stock is greater than $.15 per share at the conversion date ICC would own fewer shares, and if the market price is less than $.15 per share ICC would own more shares, after any such conversion.

          In addition, the Company purchases certain raw materials from ICC and previously leased equipment from ICC, and its affiliates. See "Certain Relationships and Related Transactions." On April 1, 1999, ICC provided a term loan of $3,000,000, which was increased to $7,752,000 on July 1, 2000 and increased to $11,837,000 on September 30, 2000. It also provided a temporary guarantee of $2,500,000 in advances under a line of credit and term loan from a lending institution. The term loan is secured by a subordinated pledge of all the assets of the Company and is repayable in 12 monthly installments of $100,000 each commencing in November 2001 with the balance due in November 2002.

PRODUCTS

          Currently, we market more than 80 different types of generic OTC products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen, acetaminophen and naproxen sodium), cough-cold preparations, sinus/allergy products and gastrointestinal relief products. Sales of ibuprofen accounted for 36% in fiscal 2000, 34% in fiscal 1999 and 39% in fiscal 1998 of our total revenues.

          Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and, we believe, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. We manufacture generic OTC products which we believe are chemically and therapeutically equivalent to such brand name products as Advil(R), Aleve(R), Anacin(R), Tylenol(R), Bufferin(R), Ecotrin(R), Motrin(R), Excedrin(R), Sominex(R), Sudafed(R), Comtrex(R), Sinutab(R), Dramamine(R), Actifed(R), Benadryl(R), Allerest(R) and Tagamet(R) HB(TM), among other products.1

______________________
1 Such brand names, and other brand names mentioned in this report, are registered marks of companies unrelated to PFI, unless otherwise noted.


          In November 1997 we entered into a joint venture with APG, Inc., through Healthcare Industries, LLC (formerly PFI LLC), a limited liability company owned in equal portions by APG, Inc. and the Company, to develop, manufacture and market certain healthcare products. APG is the second largest privately-owned contract packager of aerosol products in the United States. The first product marketed by this joint venture was a line of anti-fungal aerosols, which were first sold in July 1998. A second product marketed by the joint venture is a line of cough/cold liquids, sales of which commenced in October 1999.

MANUFACTURING

          In order to manufacture generic OTC products, we acquire raw materials from suppliers located in the United States and abroad, including ICC, an affiliate of the Company. During fiscal 2000, we purchased from ICC $3,145,000 of raw materials.

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

          Since January 1992, we have entered into various subleases of equipment and leasehold improvements from companies affiliated with ICC, for which we paid such affiliates fixed monthly fees. In fiscal 1999, we assumed these subleases and are now making the lease payments directly to a leasing company, which is not associated with ICC. We no longer lease equipment or other capital items from ICC.

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

CUSTOMERS

          Our customers consist of over 40 retailers (including major national and regional drug, supermarket and mass-merchandise chains), wholesalers, club stores, distributors and brand-name pharmaceutical companies. Sales to our various categories of customers in fiscal 2000, 1999 and 1998 by percentage of total sales were as follows:

                                                      PERCENTAGE OF SALES
 CATEGORY                                        2000      1999         1998
 --------                                        ----      ----         ----

 Retail drug and supermarket chains and mass     89%       93%           86%
   merchandisers
 Wholesalers and distributors (in bulk)           8%        5%            8%
 Brand-name pharmaceutical companies              3%        2%            6%

All of these sales consisted of products which our customers sell under their own store brand or other labels.

          Sales to customers which represented more than 10% of sales in any one or more of the years 2000, 1999 and 1998 were as follows:

                     SALES ($ AND PERCENTAGE OF TOTAL SALES)

          CUSTOMER              2,000                   1999                        1998
          --------              -----                   ----                        ----

          Costco          $13,778,000 (17%)       $12,522,000 (14%)           $16,643,000 (20%)
          Walgreens       $10,037,000 (12%)       $15,412,000 (17%)           $14,422,000 (17%)

          Other retail customers include American Stores, a grocery chain; Costco and BJ Wholesale Club, warehouse discounters; CVS, a drug store chain; Dollar General, a discount chain; Eckerd, a drug store chain; Family Dollar, a discount chain; Fleming Cos., a food wholesaler; H.E. Butt, a food chain; Kmart, a mass merchandise chain; Rite Aid, a drug store chain; Save-A-Lot, a discount chain; Super Value, a food wholesaler; Wakefern/Shoprite, a grocery store co-op; and Winn-Dixie, a grocery store chain.

          The amounts of backlog orders at the end of fiscal 2000 and 1999 were not significant. International sales are not significant at this time.

SALES AND MARKETING

          We have 13 employees in sales and customer service. This staff and over 14 independent brokers sell our generic OTC pharmaceutical products and our marketing services to current and potential customers. There are account teams servicing different geographic areas of the U.S., each headed by a sales director. A team is assigned to each retail customer, to focus on servicing that customer and making recommendations to help build retail store brand business.

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

          Generic drug products are capable of being approved for marketing by the FDA via the ANDA process. An ANDA is submitted to the FDA in order to demonstrate that a drug product is "bioequivalent" to a drug product that has already been approved by the FDA for safety and effectiveness (I.E. an "innovator" drug product). Unlike an NDA, an ANDA is not required to contain evidence of safety and effectiveness. Instead, ANDAs for orally administered dosage forms typically contain "bioavailability" studies to demonstrate "bio-equivalence." FDA approvals of ANDAs generally take 18 to 24 months to obtain. As with NDAs, the filing of an ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

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

          Some drug products that are intended for over-the-counter marketing require NDA or ANDA approval. Most OTC drug products, however, may be commercially distributed without obtaining FDA approval of an NDA or ANDA application. The FDA established the OTC Drug Review in the early 1970's, which led to the creation of OTC drug monographs that indicate whether certain drug ingredients are safe and effective for specific intended uses. Final OTC drug monographs have the force of law. Products that conform with the requirements of a final OTC drug monograph do not require NDA or ANDA approval, whereas OTC products not covered by a monograph must be approved via an NDA or ANDA.

          Many OTC drug monographs have not yet been finalized, however, the FDA generally permits the marketing of OTC drug products that conform to the proposed requirements of a non-final monograph. The FDA also permits the marketing of OTC products that do not conform to a non-final monograph subject to certain limitations. Normally, such products may be marketed, pending the effective date of the applicable final OTC drug monograph, if they are substantially similar to OTC drug products that were marketed OTC in the United States prior to December 4, 1975.

          If the final drug monographs require us to expend substantial sums to maintain FDA compliance, we could be materially adversely affected. In the past, our generic OTC products (with the exception of ibuprofen) have not required approval of NDAs or ANDAs. Certain products which we recently introduced or are under development, however, require such approvals. The FDA has approved ANDAs in 200 mg., 300 mg., 400 mg., 600 mg. and 800 mg. dosage strengths for our ibuprofen product (although, at present, we sell our ibuprofen products in the 200 mg. strength only). We have also obtained FDA approval of certain different colors and shapes for our 200 mg. ibuprofen product. Our naproxen sodium product received ANDA approval in fiscal 1997 and our cimetidine product received ANDA approval in fiscal 1998. In addition, we received ANDA approval for an ibuprofen capsule in July 1998.

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

          We maintain an experienced staff of five employees in our product development department, as well as other support staff to assist our customers. Our research and development activities are primarily related to the determination of the formula and specifications of the products desired by customers, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (I.E. tablet, caplet or capsule) and packaging of such products, as well as costs related to new products in development including costs associated with regulatory approvals. Our research and development expenditures were $537,000 in fiscal 2000, $667,000 in fiscal 1999 and $904,000 in fiscal
1998. The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what branded products are coming off patent in the near future and whether or not such products are appropriate for development by us. Expenditures in one year are not necessarily indicative of expenditures in future years. We expect to spend in fiscal 2001 between $500,000 and $1,000,000 on research and development activities consistent with our goal of continually increasing and improving our product line.

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

COMPETITION

          We compete not only with numerous manufacturers of generic OTC products, but also with brand name drug manufacturers, most of which are well known to the public. In addition, our products compete with a wide range of products, including well-known name brand products, almost all of which are manufactured or distributed by major pharmaceutical companies. Some of our competitors, including all of the manufacturers and distributors of brand name drugs, have greater financial and other resources than we have, and are therefore able to expend more effort than we do in areas such as product development and marketing. The crucial competitive factors are price, product quality, customer service and marketing. Although we believe that our present equipment and facilities render our operations competitive as to price and quality, many competitors may have far greater resources than we have, which may enable them to perform high quality services at lower prices than the services performed by the Company. Additionally, some of our customers may acquire the same equipment and technology used by us and perform for themselves the services which we now perform for them.

EMPLOYEES

          As of December 31, 2000, we employed approximately 330 full-time employees. Of such employees, approximately 250 are engaged in manufacturing activities and approximately 220 are covered by a collective bargaining agreement between the Company and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey (Local 522), which expires in October 2001. Additionally, three employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. We had 9 persons employed in sales and graphic arts, 29 administrative and operational employees and 45 laboratory technicians and scientists. We believe that our relations with our employees are satisfactory.

ITEM 2.  PROPERTIES

          We lease approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease which expires in 2004 with two five-year renewal options. The monthly rental is currently $158,343 per month and will increase on each 30th month after February 1997 by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

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

ITEM 3.    LEGAL PROCEEDINGS

          CLAIMS RELATED TO MAX TESLER. In July 1997, the Company received an arbitration demand from the estate of Dr. Max Tesler, a former President of the Company, who died in 1996. For breaches of employment and other agreements between the Company and Dr. Tesler, the estate claimed an award of compensatory damages, punitive damages, a certain number of shares of common stock of the Company and attorneys' fees. The Company also brought counterclaims against the estate.

          In March 2000, the American Arbitration Association panel in New York awarded amounts to both the estate of Dr. Tesler and the Company. The arbitration panel awarded the Tesler estate the amount of Tesler's salary for approximately two years, which salary amount had been accrued in 1995. The arbitration panel also awarded the estate a portion of its legal fees. The award dismissed all other of the estate's claims and also ruled in favor of the Company on certain of its counterclaims. The net result of the arbitrators' award is that the Company paid the Tesler estate approximately $45,000 plus $75,000 of the estate's legal fees. The accrual recorded by the Company in 1995 more than offset the amount paid to the estate.

          The final outcome did not have a material effect upon the Company's financial position, liquidity or operating results.

          In May 1998, the Company brought an action against one of its former outside corporate counsels arising out of matters related to Dr. Tesler seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action is still pending.

          APOTEX CORPORATION AND TORPHARM V. PFI. In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division, against us by Apotex Corporation and Torpharm Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The Complaint alleges that PFI would purchase a certain product exclusively from Apotex. The counts specified in the Complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a UCC action for the price of 3 million tablets. We believe the lawsuit is without merit and intend to vigorously defend against it.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

          Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and was traded on the over-the-counter market (OTC Bulletin Boardsm, Pink Sheetstm symbol: PHFR) until November 20, 2000. Effective November 20, 2000 the Company's common stock ceased to be quoted on the OTC Bulletin Board. While there may be isolated sales of the stock, there are no regular published quotations at this time. The Company will seek to have one or more market makers reapply to have the stock quoted after the Company becomes current in its SEC filings. There can be no assurance that the stock will be quoted on the OTC Bulletin Board or on any other issuer listing service, market or exchange. Previous trading on the OTC Bulletin Board had been limited. There can be no assurance that an active trading market will ever develop for the common stock. As of November 20, 2000, there were 1,485 holders of record of the common stock. The following table sets forth the range of high and low closing bid quotations for the common stock as reported by Pink Sheets LLC through November 20, 2000. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                                      HIGH BID           LOW BID

Year Ended July 3, 1999
   First Quarter...........................           $ .72                $ .51
   Second Quarter..........................             .52                  .35
   Third Quarter...........................             .39                  .23
   Fourth Quarter..........................             .36                  .20

Year Ended July 1, 2000
   First Quarter...........................            $.35                 $.21
   Second Quarter..........................             .31                  .18
   Third Quarter...........................             .81                  .20
   Fourth Quarter..........................             .45                  .20

Year Ending June 30, 2001
   First Quarter...........................           $.26                  $.20
   Second Quarter (through
     November 20, 2000) ...................            .25                   .14

          The high bid and low asked price of the common stock on November 20, 2000, as reported by Pink Sheets LLC, were $.14 and $.155, respectively.

          We have never paid dividends on our common stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business or for other corporate purposes, and we do not anticipate that cash dividends will be paid. Furthermore, the agreement with our institutional lender prohibits the payment of dividends without the lender's consent. Also, any dividends must first be paid on preferred stock, to the extent in arrears, prior to payment of any common stock dividend.

ITEM 6.    SELECTED FINANCIAL DATA

          The selected consolidated financial data presented below for each of the five-years ended July 1, 2000 are derived from the consolidated financial statements of the Company which financial statements have been audited by BDO Seidman, LLP, independent public accountants, whose report for the three years ended July 1, 2000 appears in this report. During 1999 the Company changed its fiscal year end from June 30 to a 52 week period ended on the last Saturday closest to June 30. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                              July 1,           July 3,          June 30,           June 30          June 30
years ended                                    2000              1999              1998              1997             1996
--------------------------------------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA;

     Gross sales                                $82,869           $89,821          $85,179          $75,013          $57,572
     Net sales                                   76,579            82,174           80,829           71,117           54,327
     Net income (loss)                           (7,918)           (6,565)           1,867            1,332           (3,465)
     Net income (loss) per share
     of common stock:
       Basic                                       (.26)             (.22)             .06              .04             (.12)
       Diluted                                     (.26)             (.22)             .05              .04             (.12)
     Weighted average common
     shares and dilutive securities
     outstanding1 :
       Basic                                     30,260            30,253           30,199           29,559            29,312
       Diluted                                   30,260            30,253           36,710           36,242            29,312
BALANCE SHEET DATA:

     Current assets                             $27,779           $38,003          $36,658          $29,939           $21,823
     Current liabilities                         25,214            29,615           25,952           18,550            13,895
     Working capital                              2,565             8,388           10,706           11,389             7,928
     Total assets                                44,565            59,653           59,864           48,734            39,661
     Long-term debt and
         capital lease obligations               30,732            33,548           30,536           28,734            25,752
     Stockholders' equity (deficit)             (11,381)           (3,510)           3,055            1,077              (411)

         1 See Note 13 of Notes to Consolidated Financial Statements as to the calculation of weighted average common and dilutive securities outstanding.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AT JULY 1, 2000

          At July 1, 2000, the Company had a working capital of $2,565,000 as compared to working capital of $8,388,000 in the prior year. Working capital at July 1, 2000 included $11,947,000 of accounts receivable as compared to $16,600,000 in the prior year. The accounts receivable decrease of $4,653,000 was primarily a result of reduced sales, especially sales which occurred in the last quarter of the fiscal year. Working capital in 2000 also included $14,810,000 of inventory as compared to $17,916,000 in the prior year. The inventory decrease of $3,106,000 was a result of improved inventory management during the latter part of fiscal 2000.

          The Company used $4,950,000 in cash provided by operations in fiscal 2000 primarily for repayment of long-term debt.

          On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount of the line of credit and term loan is $25,000,000. At July 1, 2000, borrowings were $15,347,000. Borrowings under the modified agreement, which expires August 7, 2001, bore interest at the prime rate less 3/4%. Such borrowing rate was increased by 2% effective April 1, 1999. In addition on May 19, 2000 the line was further increased up to $2,500,000 over eligible receivables and inventories, as defined, up to the contractual limit. Such increase was guaranteed by ICC. As of July 1, 2000, the Company was in violation of certain financial loan covenants, which were subsequently waived. Future financial covenants have been modified. In addition, the Company has convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the working capital requirements in terms of principal and interest payments.

          The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through July 1, 2000 totaling $850,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. On July 1, 2000 the Company entered into a loan agreement with ICC for $7,752,000 with interest at 1% above the prime rate, which loan was increased to $11,837,000 on September 30, 2000.

          The Company has a deferred tax asset of $5,395,000, before the valuation allowance at July 1, 2000, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. Based on the assessment of all available evidence including the loss for fiscal 2000, its inconsistent operating results in prior years, the current status of the Company's business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax assets. Reductions in the valuation allowance, which will increase net income in the future, will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not. Any realization of this asset in future periods would improve the liquidity of the Company.

          The Company intends to spend an estimated $500,000 to $1,000,000 on capital improvements in the fiscal year ending June 30, 2001 to increase manufacturing capacity and reduce costs. The Company anticipates that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing, there can be no assurance the Company will obtain the equipment lease financing in the future.

          ICC supports the Company by the provision of loans, replacing loans from its asset-based lenders, and providing the Company with working capital.

          The Company continues its initiatives to increase revenues and improve operational efficiencies to restore profitability. As part of the restructuring and operational efforts, the Company has taken the following initiatives:

          o During calendar year 2000, the Company initiated major restructuring in its management team, culminating in the appointment of James Ingram as President of the Company as of October 10, 2000.

          o In late calendar 1999 and early 2000, the Company eliminated several unprofitable product lines.

          o Starting in fiscal 1999 and continuing until today, the Company has improved the efficiency of its manufacturing, introduced major initiatives in inventory management, and concentrated on its customer service level.

          o In December 2000, certain assets were refinanced, providing an additional infusion of cash to support new product launches scheduled for early 2001, to improve operations and to provide additional working capital. The refinancing was done with the support of ICC, which has agreed to continue to provide ongoing financial support to the Company where necessary.

          o At July 1, 2000, the Company was in violation of certain financial covenants; however, the violation has been waived. Management and its lending institution have also modified the covenants in the credit agreement such that further compliance will be more likely.

          o The Company initiated at the end of calendar 1999 a cost reduction program which has begun, at the end of 2000, to show considerable benefits. A new operational and financial restructuring plan has been formulated to cover calendar 2001.

          o The Company has also appointed Josephthal & Co., Inc., a New York based investment banking firm, to explore its strategic options for the Company and it expects to have discussions with potential investors or merger partners in the near future.

          The Company believes that cash flow from operations, together with revolving credit and equipment and term loan financing plus continued financial support from ICC, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements through the end of calendar 2001. The Company expects these working capital needs will require it to obtain new revolving credit facilities in August 2001, when the credit and equipment term facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

RESULTS OF OPERATIONS FOR FISCAL 2000 COMPARED TO FISCAL 1999

          Gross sales for the fiscal year ended July 1, 2000 were $82,869,000 as compared to $89,821,000 in the prior fiscal year. The decrease of $6,952,000 was mainly due to a decrease in the private label sector of the business. Private label sales were $73,733,000 as compared to $83,222,000 in the prior year. The bulk/contract manufacturing sector had sales of $9,136,000 as compared to $6,599,000 in the prior year. Sales to two customers, Walgreen Company and Costco Wholesale, were $23,815,000 or 28.7% of sales as compared to $27,934,000 or 31.1% of sales in the comparable period in the prior fiscal year.

          Net sales for the fiscal year ended July 1,2000 were $76,579,000 as compared to $82,174,000 in the prior year. The decrease was due to a reduction in gross sales which was partially offset by a decrease in discounts and allowances.

          Cost of sales as a percentage of net sales was 82.8% for the fiscal year ended July 1, 2000 as compared to 86.4% in the prior fiscal year. The decrease was partly due to the change in sales mix as mentioned above whereby less of the Company's business is in the private label (store brand) sector, which has a higher cost of sales percentage than the bulk/contract manufacturing business. To improve operating efficiencies and insure year 2000 compliance, during fiscal 1999 the Company installed and implemented a new integrated computer system. This major system conversion caused serious disruptions in inventory control, shipping, production and planning resulting in reduced sales and increased cost of sales. Cost of sales was also affected by the increased cost of packaging due to new equipment installed in fiscal 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment during fiscal 1999. The Company estimates that costs incurred relating to the computer system conversion and other related disruptions which occurred during fiscal year 1999 were approximately $7,000,000. The disruptions which resulted from the computer system conversion also had a negative effect on fiscal 2000 sales, as certain customers reduced their levels of purchases.

          Selling, general and administrative expenses were $11,892,000 or 15.5% of net sales for the fiscal year ended July 1, 2000 as compared to $14,547,000 or 17.7% of net sales for the prior fiscal year. The decrease of $2,655,000 was mainly a result of decreased sales, legal and distribution expenses.

          Research and development costs were $537,000 for fiscal 2000 as compared to $667,000 for the prior fiscal year.

          Interest expense was $4,904,000 for the fiscal year ended July 1, 2000 as compared to $4,675,000 in the prior fiscal year. The net increase of $229,000 resulted primarily from increased borrowings from ICC, partly offset by a decrease in long-term debt.

          In fiscal 1999, the Company settled claims relating to the children and a former spouse of Dr. Tesler, a former President of the Company who died in December 1996. Accordingly, the Company recorded a lawsuit settlement expense of $1,179,000 for the fiscal year ended July 3, 1999.

          Income tax expense for fiscal 2000 was $3,868,000 compared to a benefit of $3,171,000 for fiscal 1999. As a result of the pre-tax loss of $4,050,000 for fiscal 2000 and its inconsistent operating results in prior years, the current status of the Company's business and the uncertainty with respect to generating taxable income in future years, management recorded a one time charge for income tax expense. This charge was made to recognize the uncertainty with respect to realization of future benefits of deferred tax assets which had been recorded in prior years.

          Net loss for the fiscal year ended July 1, 2000 was $7,918,000 or $.26 per share as compared to $6,565,000, or $.22 per share in the prior fiscal year.

RESULTS OF OPERATIONS FOR FISCAL 1999 COMPARED TO FISCAL 1998

          Gross sales for the fiscal year ended July 3, 1999 were $89,821,000 as compared to $85,179,000 in the prior fiscal year. This increase of $4,642,000 or 5.4% was mainly due to an increase in the private label sector of the business. Private label sales were $83,222,000 as compared to $73,254,000 in the prior year. This increase of $9,968,0000 or 13.6% is a result of the addition of new customers, the introduction of new products and growth with existing customers. The bulk/contract-manufacturing sector had sales of $6,599,000 as compared to $11,925,000 in the prior year. The decrease was due to lost business in the bulk/contract-manufacturing sector which had not been replaced in fiscal year 1999. Sales to two customers, Walgreen Company and Costco Wholesale, were $27,934,000 or 31% of sales as compared to $31,065,000 or 37% of sales in the comparable period in the prior fiscal year.

          Cost of sales as a percentage of net sales was 86.4% for the fiscal year ended July 3, 1999 as compared to 76.6% in the prior fiscal year. The increase was partly due to the change in sales mix as mentioned above whereby more of the Company's business is in the private label (store brand) sector, which has a higher cost of sales percentage than the bulk/contract manufacturing business. To improve operating efficiencies and insure year 2000 compliance, during fiscal 1999 the Company installed and implemented a new integrated computer system. This major system conversion caused serious disruptions in inventory control, shipping, production and planning resulting in reduced sales and increased cost of sales. Cost of sales was also affected by the increased cost of packaging due to new equipment installed in fiscal 1998 which caused production inefficiencies and higher waste due to the beginning trials of the equipment during fiscal 1999. The Company estimates that costs incurred relating to the computer system conversion and other related disruptions which occurred during fiscal year 1999 were approximately $7,000,000.

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

          Research and development costs were $667,000 in the fiscal year ended July 3, 1999 as compared to $904,000 in the prior fiscal year.

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

          In fiscal 1999, the Company settled claims relating the children and a former spouse of Dr. Tesler, the former President of the Company who died in December 1996. Accordingly, the Company has recorded a lawsuit settlement expense of $1,179,000 for the fiscal year ended July 3, 1999.

          Net loss for the fiscal year ended July 3, 1999 was $6,565,000 or $.22 per share as compared to net income of $1,867,000, or $.06 per share in the prior fiscal year.

                 RECENT ACCOUNTING PRONOUNCEMENTS

          In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), was issued. SFAS 133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2001. The Company does not have derivative instruments, therefore, this pronouncement should not have any impact on the Company's financial reporting.

          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This Staff Accounting Bulletin, as amended, is effective no later than the fourth quarter of 2001. We currently do not believe the adoption will have a material annual impact on our financial statements.

EFFECTS OF INFLATION

          We do not believe that inflation had a material effect on our operations for the fiscal years 2000, 1999 and 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED JULY 1, 2000 FOR PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

         Report of Independent Certified Public Accountants              F-1
         Consolidated Financial Statements

         Balance Sheets at July 1, 2000 and July 3, 1999                 F-2

         Statements of Operations for the Years

         Ended July 1, 2000, July 3, 1999 and
         June 30, 1998                                                   F-3

         Statements of Changes in Stockholders'
         Equity  (Deficiency) for the Years Ended
         July 1, 2000, July 3, 1999 and
         June 30, 1998                                                   F-4

         Statements of Cash Flows for the Years
         Ended July 1, 2000, July 3, 1999 and
         June 30, 1998                                                   F-5
         Notes to Consolidated Financial Statements                      F-6

     FINANCIAL STATEMENT SCHEDULE

         Report of Independent Certified Public Accountants
         on Financial Statement Schedule                                 F-26

         Schedule II - Valuation and Qualifying Accounts                 F-27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The directors of the Company as of December 31, 2000 were:

          o RAY W. CHEESMAN, age 69, has been a director of the Company since July 1993, and was a consultant to KPMG Peat Marwick LLP, an international accounting firm from 1987 through June 1996. Prior thereto, Mr. Cheesman was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

          o JAMES C. INGRAM, age 59, has been the Company's President, Chief Operating Officer and a director of the Company since October 2000. Prior to joining the Company, he was Vice President of K.S.H. Corporation from 1986-1989, Vice President of Goodson Polymer Corp. from 1989-1991 and Executive Vice President of Primex Plastics Corp. from 1991-1996

          o JOHN L. ORAM, age 56, has been a director of the Company since July 1993. He was appointed Chairman of the Board in December 1995 and Chief Executive Officer in February 2000. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, an affiliate of the Company, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. Since 1980, Mr. Oram has been a director of Electrochemical Industries (1952) Ltd. ("EIL"), an Israeli subsidiary of ICC listed on the Tel- Aviv and American Stock Exchanges engaged in the manufacture and distribution of chemical products. From May 1996, Mr. Oram has been a director of Frutarom Industries Limited, a company spun-off from EIL and listed on the Tel-Aviv Stock Exchange engaged in the flavor and fragrance industry.

          The executive officers of the Company as of December 31, 2000 were:

          NAME                     POSITIONS

          John Oram                Chairman, Chief Executive Officer, Director

          James Ingram             President, Chief Operating Officer, Director

          Susan Baer               Vice President, General Counsel, Secretary

          Brian Barbee             Vice President, Scientific Affairs

          Ward Barney              Vice President, Operations

          Anthony Cantaffa         Vice President, New Business Development

          R. Bradley Conner        Vice President , Chief Financial Officer,
                                   Controller

          Alexander Schobel        Vice President, Research & Development

          The business experience of the Company's executive officers is set forth below;

          JOHN ORAM - see above under directors of the Company.

          JAMES INGRAM - see above under directors of the Company.

          SUSAN BAER, age 49, has been the Company's Vice President and General Counsel since October 1999. She was elected Secretary in December 1999. Prior to joining the Company, she was Vice President and General Counsel of Haarmann & Reimer Corporation from 1993 to 1999, its General Counsel from 1989 to 1993 and had been employed by affiliates of Haarmann & Reimer Corporation since 1979.

          BRIAN BARBEE, age 50, has been Vice President, Scientific Affairs since 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory, between 1993 and 1995. He joined the Company in 1978 and became Director of Quality Assurance in 1982 and Director of Regulatory Affairs in 1988.

          WARD BARNEY, age 49, has been the Company's Vice President, Operations since June 1999. Prior to joining the Company, he was Vice President, Operations of Schein Pharmaceuticals, Inc. from 1997 to 1999 and Senior Vice President from 1994 to 1997 and has been in operations and engineering in the pharmaceutical industry for over 20 years.

          ANTHONY CANTAFFA, age 57, has been the Company's Vice President, New Business Development since September 1997. Mr. Cantaffa also acted as Vice President, Operations from December 1998 to June 1999. He was Vice President, Mergers and Acquisitions from August 1995 until September 1997, Chief Financial Officer from 1998 until 1990 and from 1991 to 1995; and Chief Operating Officer from 1988 until 1995.

          R. BRADLEY CONNER, age 54, has been the Company's Vice President and Chief Financial Officer since February 2000. Prior to joining the Company, he was a consultant and Chief Financial Officer of Whitney Rand Manufacturing Corporation. Having begun his career at Price Waterhouse & Co., Mr. Conner has been in finance, operations and marketing for over 25 years.

          ALEXANDER SCHOBEL, age 44, joined the Company in November 1997 and has been Vice President of Research and Development since March 1999. Mr. Schobel was Director of Research and Development for the Consumer Products Division of Warner-Lambert Company where he spent 13 years.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and any exchange on which our securities may be traded. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

          Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that all such filing requirements for the year ended July 1, 2000 were complied with.

ITEM 11.  EXECUTIVE COMPENSATION.

          The following table contains compensation data for our (i) Chief Executive Officer ("CEO"), (ii) our most highly compensated executive officers other than the CEO who were serving as executive officers at July 1, 2000, to the extent that salary and bonuses exceeded $100,000 and (iii) two persons for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individuals were not executive officers at July 1, 2000 (together, these 7 persons are sometimes referred to as the "Named Executives"), for the most recent three fiscal years:

                          Annual Compensation                                             Long-Term Compensation
                                                                                  Awards              Payouts
                                                                Other
                                                               Annual    Restricted    Securities                       All
                                                               Compen-    Stock        Underlying       LTIP           Other
Name and                              Salary       Bonus       sation     Awards        Options        Payouts      Compensation
PRINCIPAL POSITION          YEAR     $               $         $          $             #              $             $

John Oram                   2000       ---         ---         ---          ---           ---           ---         ---
  Chairman, CEO             1999       ---         ---         ---          ---           ---           ---         ---
                            1998       ---         ---         ---          ---           ---           ---         ---

Ward Barney                 2000     $180,000      ---       $6,000 1       ---           ---           ---         ---
  Vice President,           1999       ---         ---         ---          ---        50,000           ---         ---
  Operations                1998       ---         ---         ---          ---           ---           ---         ---

Anthony Cantaffa            2000     $148,462      ---         ---          ---        50,000           ---         ---
  Vice President,           1999      126,635      ---         ---          ---         7,000           ---         ---
  New Business              1998      125,000     6,500        ---          ---           ---           ---         ---
  Development

Brian Barbee                2000      113,538                  ---          ---        18,000           ---         ---
  Vice President,           1999      111,000      ---         ---          ---         7,000           ---         ---
  Scientific Affairs        1998      109,000     8,000        ---          ---         7,000           ---         ---

Susan Baer                  2000      105,961      ---         ---          ---        40,000           ---         ---
  Vice President and        1999          ---      ---         ---          ---           ---           ---         ---
  General Counsel           1998          ---      ---         ---          ---           ---           ---         ---

Charles E. LaRosa 2         2000      181,147      ---     118,841 4        ---           ---           ---         ---
  former President          1999      299,988      ---         ---          ---           ---           ---         ---
  and Chief Executive       1998      287,500   140,000        ---      25,0005       250,000 5         ---         ---
  Officer

George Chin 3               2000      112,500      ---      54,269 4        ---        15,000 5         ---         ---
  former Vice               1999      164,000      ---         ---          ---        15,000 5         ---         ---
  President,                1998      162,000    30,000        ---          ---        15,000 5         ---         ---
   Sales


____________________________
1    Mr. Barney's car allowance
2    Mr. LaRosa's employment ended in February 2000
3    Mr. Chin's employment ended in February 2000
4    Severance paid as a result of termination of employment
5    The stock options terminated after Mr. Chin's employment ended

                          OPTION GRANTS IN FISCAL 2000

          The following table contains information concerning the grant of stock options to the Named Executives during fiscal 2000 (we have no outstanding stock appreciation rights -"SARs"- and granted no SARs during fiscal 2000):

                                                          INDIVIDUAL GRANTS

                          Number of      Percent of                                Potential Realizable Value at
                         Securities     Total Options                              Assumed Annual Rates of Stock
                         Underlying      Granted to      Exercise                      Price Appreciation for
                           Options      Employees in       Price     Expiration             OPTION TERM 1
NAME                      GRANTED         FISCAL YEAR   ($/SHARE) 2     DATE           5%($)           10%($)


John Oram                    ---             ---            ---          ---            ---             ---

Ward Barney                  ---             ---            ---          ---            ---             ---

Anthony Cantaffa           50,000            17%           $.27         10/04          $3,500          $8,000

Brian Barbee               18,000             6%           $.27         10/04           1,260           2,880

Susan Baer                 40,000            14%           $.33         10/04           2,800           6,400

Charles LaRosa               ---             ---            ---          ---            ---             ---

George Chin 3              15,000            ---            ---          ---            ---             ---

__________________________

1 Executives may not sell or assign any option grants, which have value only to the extent of stock price appreciation, which will benefit all stockholders commensurately. The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. We did not use an alternate formula for a grant date valuation as we are not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

2 The exercise price is equal to or higher than the fair market value of our common stock on the date of the grant.

3    The stock options terminated after Mr. Chin's employment ended.

  AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES IN FISCAL 2000

          No options were exercised by any of our executive officers during fiscal 2000. The following table sets forth information with respect to the Named Executives concerning unexercised options held at fiscal year-end:


                                                         Number of Unexercised           Value of Unexercised
                                                         Securities Underlying           In-the-Money Options
                                                          OPTIONS AT 7/1/00                  AT 7/1/00($) 1
                            Shares       Realized
                          Acquired on     Value
NAME                      EXERCISE(#)         ($)     EXERCISABLE  UNEXERCISABE     EXERCISABLE      UNEXERCISABLE
----                      -----------   ----------    -----------  ------------     -----------      -------------

John Oram                     ---           ---          ---             ---            ---             ---
Ward Barney                   ---           ---         50,000           ---            ---             ---
Anthony Cantaffa              ---           ---         70,667         50,000           ---             ---
Brian Barbee                  ---           ---         48,500         18,000           ---             ---
Susan Baer                    ---           ---          ---           40,000           ---             ---
Charles E. LaRosa             ---           ---          ---             ---            ---             ---
George Chin                   ---           ---          ---             ---            ---             ---
--------------------

1 Market value of underlying securities at year end, as applicable, minus the exercise price. The high bid and low asked prices on the OTC Bulletin Board on June 30, 2000 were $ .26 and $ .25 respectively. All options are excluded since they are out of the money.

                         CHANGE OF CONTROL ARRANGEMENTS

OPTIONS

          Options granted under our 1994 Stock Option Plan include provisions accelerating the vesting schedule in the case of a defined "Change of Control." A "Change of Control" shall be deemed to have occurred if (i) any person or group of persons acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) the beneficial ownership, directly or indirectly, of our securities representing 20% or more of the combined voting power of our then-outstanding securities; (ii) during any period of twelve months, individuals who at the beginning of such period constitute the Board of Directors, and any new director whose election or nomination was approved by the directors in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) a person acquires beneficial ownership of our stock that, together with stock held immediately prior to such acquisition by such person, possesses more than 50% of the total fair market value of total voting power of our stock, unless the additional stock is acquired by a person possessing, immediately prior to such acquisition, beneficial ownership of 40% or more of the common stock; or
(iv) a person acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) assets from us that have a total fair market value equal to or more than one-third of the total fair market value of all of our assets immediately prior to such acquisition. Notwithstanding the foregoing, for purposes of clauses (i) and (ii), a Change in Control will not be deemed to have occurred if the power to control (directly or indirectly) the management and our policies is not transferred from a person to another person; and for purposes of clause (iv), a Change in Control will not be deemed to occur if the assets of the Company are transferred: (A) to a stockholder in exchange for his stock, (B) to an entity in which we have (directly or indirectly) 50% ownership, or (C) to a person that has (directly or indirectly) at least 50% ownership of the Company with respect to its stock outstanding, or to any entity in which such person possesses (directly or indirectly) 50% ownership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The following table shows information, as of December 31, 2000, with respect to the beneficial ownership of common stock by (i) each director, (ii) each Named Executive, (iii) each person or group known to us to own beneficially more than 5% of the outstanding common stock, and (iv) all executive officers and directors as a group (the addresses of all the persons named below is c/o Pharmaceutical Formulations, Inc. 460 Plainfield Avenue, Edison, NJ 08818 except for ICC Industries Inc., Dr. John J. Farber, John Oram, whose address is 460 Park Avenue, New York, NY 10022; Mr. Charles LaRosa, whose address is 801 Dartmoor; Westfield, NJ 07090 and Mr. George Chin, whose address is 59 Deerfield Lane, Upper Saddle River, NJ 07840):

     Name and Address of                Amount and Nature of         Percentage
     BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP1         OF CLASS
     ----------------------             --------------------        ----------

     ICC Industries Inc.                  19,635,8942                  64.7%
     Dr. John Farber                      19,635,8942                  64.7%
     John L. Oram                             161,536                    *
     Charles E. LaRosa                        83,0773                    *
     Ray W. Cheesman                         275,0003                    *
     Anthony Cantaffa                        162,7883                    *
     George Chin                              70,4553                    *
     Brian Barbee                             57,7503                    *
     Officers and Directors as
       a Group (9 persons)                   747,0743                  2.0%
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

2 Does not include 2,330,148 shares includable in connection with ICC's limited preemptive rights since such rights are not currently exercisable nor can there be any assumption that they will become exercisable within 60 days after December 31, 2000. Such shares are issuable only upon the issuance by the Company of certain shares to other persons pursuant to agreements which were outstanding as of September 24, 1992. The issuance of shares to ICC pursuant to the limited preemptive rights is intended to maintain the preexisting equity ownership of ICC of approximately two-thirds of the outstanding shares (excluding shares which ICC may acquire upon conversion of convertible preferred shares). It also does not include any shares which may be issuable upon conversion of outstanding convertible preferred stock since such conversion can not occur until after three months prior written notice to the Company. Each share of preferred stock is convertible to such number of shares of common stock as equals the then-current liquidation preference for such shares of preferred stock (currently $1.00) divided by the lower of the current market price for the common stock (as defined) at the conversion date (as defined) or $2.00 per share (subject to certain antidilution adjustments). (The current market price is defined as the average of the daily market prices (as defined) for the common stock for 30 consecutive trading days commencing 45 days prior to the conversion date, which is the third monthly anniversary date of the date of notice of conversion). If ICC elected to convert such shares of preferred stock and it is assumed that the applicable current market price is equal to the average of the high and low asked price for the common stock on November 20, 2000 ($.15), then the 2,500,000 shares of preferred stock would convert into 16,666,666 shares of common stock. After such conversion ICC would then own 36,302,560 shares of common stock, which is 77.2% of the outstanding common stock. If the market price for the common stock is greater than $.15 per share at the conversion date, ICC would own fewer shares, and if the market price is less than $.15 per share ICC would own more shares, after any such conversion. Dr. Farber is the majority stockholder of ICC. See "Certain Relationships and Related Transactions."

3 Includes shares of common stock subject to stock options exercisable as of November 20, 2000 or within 60 days thereof as follows: Ms. Baer 40,000, Mr. Barbee 52,750; Mr. Barney 50,000, Mr. Cantaffa: 92,333; Mr. Cheesman:
     75,000; and all officers and directors as a group: 310,083.


ITEM 13.  CERTAIN RELATIONSHIPS AND TRANSACTIONS.

TRANSACTIONS WITH ICC

         OPTION AGREEMENT

          In September 1991, we entered into the ICC Option Agreement pursuant to which ICC was granted a series of options to acquire a total of 66.67% of the number of shares of our common stock outstanding after the exercise of all options owned by ICC and certain other outstanding options, warrants, rights and convertible securities. All of the options under such agreement have been exercised. As a result of the exercise of certain options, ICC acquired voting control of the Company as of October 1992. The last option was fully exercised in May 1994.

          Under the ICC Option Agreement, ICC was also granted certain preemptive rights (the "Limited Preemptive Rights") at a price equal to the lesser of the exercise price (or conversion price, as the case may be), of certain additional outstanding options, warrants and other rights to purchase shares of common stock (the "Convertible Securities") or $.25. The Limited Preemptive Rights are exercisable for a period of 45 days after we send notice to ICC that shares have been issued in connection with any outstanding Convertible Securities. We cannot predict whether any shares will be issued pursuant to the exercise of outstanding Convertible Securities or whether ICC will exercise any resulting preemptive rights.

          As of December 31, 2000, ICC owned a total of 19,635,894 shares of our common stock, representing approximately 64.7% of the total number of shares outstanding on that date, and it held rights to acquire additional shares under the Limited Preemptive Rights.

          SALE OF PREFERRED STOCK

          Effective April 4, 1996, we filed a Certificate of Designations, Preferences and Rights creating 3,000,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, par value $1.00 per share (the "Series A Preferred Stock"). The holders of Series A Preferred Stock are entitled to a dividend at the lower of $.08 per share or $1.00 times the prime rate of interest at the time of the sale of the Series A Preferred Stock, payable semiannually when declared. Dividends cumulate if not paid and we cannot declare or pay dividends on any other class of stock until dividends on the Series A Preferred Stock are paid. The holders of Series A Preferred Stock are entitled to a liquidation preference of $1.00 per share. We may redeem shares of Series A Preferred Stock at any time at a price equal to the liquidation preference plus accrued and unpaid dividends. Shares of Series A Preferred Stock may be converted at the option of the holder into shares of common stock, par value $.08 per share, at any time after 36 months from issuance upon three months prior notice at a rate such that each share of Series A Preferred Stock shall be converted into such number of shares of common stock as equals the liquidation preference plus accrued and unpaid dividends, divided by the lower of the current market price (as defined) at the conversion date or $2.00 per share (subject to certain antidilution adjustments). The shares of Series A Preferred Stock are accorded only such voting rights as required by applicable law. We may not, however, take certain enumerated action prejudicial to the interest of the holders of Series A Preferred Stock without the approval of the holders of a majority of the Series A Preferred Stock.

          We sold 2,500,000 shares of Series A Preferred Stock to ICC pursuant to a Stock Purchase Agreement between the Company and ICC dated April 8, 1996 for a payment of $2,500,000. See footnote 2 to the table at "Securities Ownership of Certain Beneficial Owners and Management" above for more information on how many shares would be issued upon conversion under certain assumed circumstances. Pursuant to the Stock Purchase Agreement, we agreed to
(a) redeem some or all of the Series A Preferred Stock owned by ICC if we have made a registered public offering of our common stock and the proceeds of such offering shall have been sufficient to pay the redemption price and (b) allow ICC to surrender shares of Series A Preferred Stock, valued at the liquidation preference therefor plus accrued and unpaid dividends, in exercise of any warrants, options or other rights to purchase common stock which ICC may have or in payment of any shares of common stock purchased in any public offering. The foregoing covenants are conditioned upon our ability to undertake the required actions under applicable law and that the redemption or surrender of shares would not thereby cause us to fail to meet all requirements for listing or continued listing of our common stock on the Nasdaq Stock Market or such other exchange on which the common stock may be listed.

          PURCHASE OF RAW MATERIALS

          We purchased $3,145,000 of raw materials from ICC in 2000, $ 2,667,000 in 1999 and $2,707,000 in 1998.

          LEASE FINANCING

          ICC has also assisted us in obtaining certain machinery and equipment for the expansion of our production capacity. In such cases, ICC, or its affiliates, typically acted as lessor of the equipment for which fixed monthly fees are paid by us. As a result of our general financial condition, we would not otherwise have been able to secure such leases and credit facilities in the amounts required for our continuing and planned operations.

          Since January 1992, we have entered into various subleases of equipment and leasehold improvements from companies affiliated with ICC, for which we pay such affiliates fixed monthly fees. Such leases have various terms, expiring at different times between 1999 and 2001. In fiscal 1999, we assumed these subleases and are now making the lease payments directly to the leasing company previously associated with ICC. Upon expiration of the term of each lease, we are entitled to purchase the equipment for a price of $1.00. We no longer lease equipment from ICC.

          LOANS

          On April 1, 1999, ICC provided a term loan of $3,000,000 which was increased to $7,752,000 on July 1, 2000. It also provided a temporary guarantee of $2,500,000 in advances under a line of credit and term loan from a lending institution. The term loan is secured by a subordinated pledge of all our assets and is repayable in 12 monthly installments of $100,000 each commencing in August 2001 with a final payment of $6,552,000 in August 2002. Interest is payable at 1% over prime. On September 30, 2000, the term loan was increased to $11,837,000 and the payment terms were modified. It is repayable in 12 monthly installments of $100,000 each commencing in November 2001 with the balance due in November 2002.

          The Company believes that cash flow from operations, together with revolving credit and equipment and term loan financing plus continued financial support from ICC will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements through the end of 2001. The Company expects these working capital needs will require it to obtain new revolving credit facilities in August 2001, when the credit and equipment term facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

          CIMETIDINE AGREEMENT

          In August 1993, we entered into a cooperative joint venture with ICC Chemical Corporation, an affiliate of ICC, regarding the manufacture of Cimetidine, a pharmaceutical product used for the relief from heartburn, acid indigestion and sour stomach (the "Cimetidine Agreement"). Such agreement was amended in September 1996. Pursuant to the agreement as amended, ICC will be our sole source of raw materials for Cimetidine. It also provided, at its expense, the raw materials and paid the outside costs related to the preparation of the OTC ANDA. We prepared and filed an ANDA for OTC cimetidine, which approval was granted in June 1998. ICC is entitled to a royalty of 10% of net sales of OTC Cimetidine up to a return of 8.75% compounded annually on its investment. ICC, if we agree, may buy Cimetidine for resale to export customers, for which ICC will pay 10% less than the price to ICC's customers. The term of the agreement is ten years from the date of FDA approval of the sale and distribution of the product. At the expiration of the term of the agreement, if not renewed, the assets of the venture shall be distributed to the two co-venturers as shall be agreed.

          LEGAL SERVICES

          The law firm of Stroock & Stroock & Lavan LLP has performed legal services for the Company and, in matters unrelated to us, for ICC.

OTHER RELATED TRANSACTIONS

          STOCK ISSUANCE

          Pursuant to the ICC Option Agreement and the waiver of certain provisions of former President Dr. Tesler's employment agreement, as amended, certain employees (as defined) were issued shares of our common stock in the last three fiscal years. A total of 10,768 shares were issued in the last three fiscal years. We are also obligated to issue to such individuals an aggregate of up to 133,966 additional shares if convertible securities existing at September 24, 1992 are converted into common stock.

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

          (3)  ARTICLES OF INCORPORATION AND BY-LAWS:

               3.1  Articles of Incorporation, as amended (3)

               3.2  By-laws, as amended (3)

          (4)  INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
               INDENTURES:

               4.1  Indenture (1)

               4.2  New Indenture (2)

          (10) MATERIAL CONTRACTS:

          10.3(A) Loan and Security Agreement dated August 4, 1989 between Fidelcor Business Credit Corporation (subsequently assumed by The CIT Group/Credit Finance, Inc. and the Registrant (formerly known as PharmaControl Corp.) (4)

          10.3(B) Letter Agreement dated August 7, 1998 between The CIT Group/Credit Finance, Inc. ("CIT") and the Registrant amending the Loan and Security Agreement between the Registrant and Fidelcor Business Credit Corporation as assumed by The CIT Group/Credit Finance, Inc (the "CIT Loan Agreement")(10)

          10.3(C) Letter Agreement dated April 1, 1999 between CIT and the Registrant amending the CIT Loan Agreement (12)

          10.3(D) Letter Agreement dated April 1, 1999 between CIT and ICC Industries Inc. ("ICC") amending the Intercreditor Agreement between ICC and CIT dated March 25, 1992 (12)

          10.3(E) Letter Agreement dated April 1, 1999 between CIT and the Registrant amending Warrant Certificates dated April 1, 1992 for the purchase of 100,000 shares and March 30, 1993 for the purchase of 10,000 shares of common stock of the Registrant extending the expiration dates to March 31, 2004 (12)

          10.3(F) Limited Guaranty dated April 1, 1999 by ICC in favor of CIT with respect to the CIT Loan Agreement (12)

          10.3(G) Letter Agreement dated April 26, 1999 between CIT and the Registrant amending the CIT Loan Agreement (12)

          10.3(H) Letter Agreement dated June 2, 1999 between CIT and the Registrant amending the CIT Loan Agreement (12)

          10.3(I) Letter Agreement dated October 20, 1999 between CIT and the Registrant amending the CIT Loan Agreement

          10.3(J) Letter Agreement dated April 11, 2000 between CIT and the Registrant amending the CIT Loan Agreement

          10.3(K) Limited Guaranty dated April 11,2000 by ICC in favor of CIT with respect to the CIT Loan Agreement

          10.3(L) Letter Agreement dated May 19, 2000 between CIT and the Registrant amending the CIT Loan Agreement

          10.3(M) Limited Guaranty dated May 19, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement

          10.4 Agreement dated September 6, 1991 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (5)

          10.5 Agreement dated September 24, 1992 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (6)

          10.6 Agreement dated March 29, 1993 among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

          10.7 Agreement dated May 8, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (6)

          10.8 Agreement dated May 28, 1992, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (6)

          10.9 Agreement dated May 24, 1993, among the Registrant (formerly known as PharmaControl Corp.), Private Formulations, Inc. and ICC Industries Inc. (7)

          10.10 Agreement dated September 26, 1997 between the Registrant and ICC Chemical Corporation regarding Cimetidine (8)

          10.11 Form of Warrant Agreement dated October 1, 1992 between the Registrant (formerly known as PharmaControl Corp.) and Max A. Tesler, Anthony Cantaffa, George Chin and Sandra J. Brown)(6)*

          10.12(A) 1994 Stock Option Plan, as amended October 15, 1997*

          10.12(B) Form of option agreement under 1994 Stock Option Plan (9)*

          10.13 1997 Stock Incentive Plan adopted October 15, 1997, as amended February 10, 2000

          10.14 Term Loan and Security Agreement dated as of April 1, 1999 between ICC and the Registrant (12)

          10.15 Stock Purchase Agreement between the Company and ICC Industries Inc. dated April 8, 1996 regarding the purchase of 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock (11)

          10.16(A) Term Loan and Security Agreement dated as of July 1, 2000 between ICC and the Registrant

          10.16(B) Term Loan and Security Agreement dated as of September 30, 2000 between ICC and the Registrant

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

(4) Filed with the Registrant's Current Report on Form 8-K dated August 2, 1989; amended as set forth in Exhibit 10.3 and incorporated herein.

(5) Filed with the Registrant's Current Report on Form 8-K dated September 6, 1991 and incorporated herein.

(6) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 and incorporated herein by reference.

(7) Filed with the Registrant's Annual Report on Form 10-K f or the year ended June 30, 1994 and incorporated herein by reference.

(8) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

(9) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

(10) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference

(11) Incorporated by reference to the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996

(12) Filed with the Registrant's Annual Report on Form 10-K for the year ended July 3, 1999 and incorporated herein by reference

          (b) REPORTS ON FORM 8-K - The Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year ended July 1, 2000:

          DATE OF REPORT       ITEM NUMBER (SUMMARY)

          June 21, 2000        5 (regarding delay in payment of interest on
                               debentures)

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PHARMACEUTICAL FORMULATIONS, INC.

                                     By: /S/ JAMES INGRAM
                                         ------------------------------------
                                         James Ingram, President


Dated: January 31, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         NAME                      TITLE                                       DATE

/S/ JAMES INGRAM                  President, Chief Operating Officer    January 31, 2001
-------------------------------   & Director
James Ingram

/S/ R. BRADLEY CONNER             Chief Financial Officer, Controller   January 31, 2001
-------------------------------   (Principal Financial Officer)
R. Bradley Conner

/S/ JOHN L. ORAM                  Chairman of the Board                 January 31, 2001
-------------------------------
John L. Oram

/S/ RAY W. CHEESMAN               Director                              January 31, 2001
-------------------------------
Ray W. Cheesman

                                  EXHIBIT INDEX

10.3(I) Letter Agreement dated October 20, 1999 between CIT and the Registrant amending the CIT Loan Agreement

10.3(J) Letter Agreement dated April 11, 2000 between CIT and the Registrant amending the CIT Loan Agreement

10.3(K) Limited Guaranty dated April 11,2000 by ICC in favor of CIT with respect to the CIT Loan Agreement

10.3(L) Letter Agreement dated May 19, 2000 between CIT and the Registrant amending the CIT Loan Agreement

10.3(M) Limited Guaranty dated May 19, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement

10.12(A)  1994 Stock Option Plan, as amended October 15, 1997

10.13 1997 Stock Incentive Plan, adopted October 15, 1997, as amended February 10, 2000

10.16(A) Term Loan and Security Agreement dated as of July 1, 2000 between ICC and the Registrant

10.16(B) Term Loan and Security Agreement dated as of September 30, 2000 between ICC and the Registrant

                                               PHARMACEUTICAL FORMULATIONS, INC.
                                                                AND SUBSIDIARIES


                                                                        CONTENTS

INDEPENDENT AUDITORS' REPORT                                               F-1

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheets                                                          F-2
   Statements of operations                                                F-3
   Statements of changes in stockholders' equity (deficiency)              F-4
   Statements of cash flows                                                F-5
   Notes to consolidated financial statements                       F-6 - F-25

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON FINANCIAL
   STATEMENT SCHEDULE                                                     F-26

SUPPLEMENTAL SCHEDULE:
   Schedule II - Valuation and Qualifying Accounts                        F-27

INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for each of the three years in the period ended July 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of July 1, 2000 and July 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2000 in conformity with generally accepted accounting principles.



/s/ BDO Seidman, LLP
Woodbridge, New Jersey
November 20, 2000, except for Note 2
   which is as of January 4, 2001

                                               PHARMACEUTICAL FORMULATIONS, INC.
                                                                AND SUBSIDIARIES


                                                     CONSOLIDATED BALANCE SHEETS


                                                                                                                                 F-3
                                                                                             JULY 1, 2000            July 3, 1999
-------------------------------------------------------------------------------------- ---------------------- ---------------------
ASSETS
CURRENT ASSETS:
   Cash                                                                                     $      130,000         $      122,000
   Accounts receivable, net of allowance for doubtful accounts of $406,000 and                  11,947,000             16,600,000
      $255,000
   Inventories                                                                                  14,810,000             17,916,000
   Prepaid expenses and other current assets                                                       892,000              1,268,000
   Income taxes recoverable                                                                                               947,000
   Deferred tax asset                                                                                                   1,150,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------
         TOTAL CURRENT ASSETS                                                                   27,779,000             38,003,000
PROPERTY, PLANT AND EQUIPMENT, NET                                                              15,917,000             18,636,000
OTHER ASSETS:
   Deferred tax asset                                                                                                   2,606,000
   Other assets                                                                                    869,000                408,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------
                                                                                              $ 44,565,000           $ 59,653,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
   Current portion of capital lease obligations                                              $   2,280,000           $  2,879,000
   Current portion of long-term debt                                                             1,684,000              2,135,000
   Accounts payable                                                                             18,546,000             21,196,000
   Income taxes payable                                                                                                   210,000
   Accrued expenses                                                                              2,704,000              3,195,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------
         TOTAL CURRENT LIABILITIES                                                              25,214,000             29,615,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES                                     4,464,000              6,614,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------
LONG-TERM DEBT, LESS CURRENT MATURITIES:
   Revolving/term loans                                                                         14,187,000             19,749,000
   Convertible debentures                                                                        4,329,000              4,335,000
   Note payable to ICC Industries, Inc.                                                          7,752,000              2,850,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------
            TOTAL LONG-TERM DEBT, LESS CURRENT MATURITIES                                       26,268,000             26,934,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------
STOCKHOLDERS' EQUITY (DEFICIENCY):
   Preferred stock, par value $1.00 per share; 10,000,000 shares authorized;                     2,500,000              2,500,000
      2,500,000 shares issued and outstanding
   Common stock, par value $.08 per share; 40,000,000 shares authorized; 30,329,671              2,427,000              2,421,000
      and 30,253,320 shares issued and outstanding;
   Capital in excess of par value                                                               37,534,000             37,493,000
   Accumulated deficit                                                                         (53,842,000)           (45,924,000)
-------------------------------------------------------------------------------------- ---------------------- ---------------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                               (11,381,000)            (3,510,000)
-------------------------------------------------------------------------------------- ---------------------- ---------------------
                                                                                              $ 44,565,000           $ 59,653,000
-------------------------------------------------------------------------------------- ---------------------- ---------------------

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                               PHARMACEUTICAL FORMULATIONS, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED                                                JULY 1, 2000         July 3, 1999       June 30, 1998      June 30, 1997
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
GROSS SALES                                                $82,869,000          $89,821,000          $85,179,000       $75,013,000
LESS:  SALES DISCOUNTS AND ALLOWANCES                        6,290,000            7,647,000            4,350,000         3,896,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
NET SALES                                                   76,579,000           82,174,000           80,829,000        71,117,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
COST AND EXPENSES:
   Cost of goods sold                                       63,390,000           70,970,000           61,898,000        53,957,000
   Selling, general and administrative                      11,892,000           14,547,000           12,296,000        10,325,000
   Research and development                                    537,000              667,000              904,000           867,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
                                                            75,819,000           86,184,000           75,098,000        65,149,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
         INCOME (LOSS) FROM OPERATIONS                         760,000           (4,010,000)           5,731,000         5,968,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
OTHER EXPENSES (INCOME):
   Interest expense                                          4,904,000            4,675,000            3,982,000         3,865,000
   Lawsuit settlement                                                             1,179,000
   Other, net                                                  (94,000)            (128,000)             (79,000)         (111,000)
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
                                                             4,810,000            5,726,000            3,903,000         3,754,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
         INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)        (4,050,000)          (9,736,000)           1,828,000         2,214,000
INCOME TAXES (BENEFIT)                                       3,868,000           (3,171,000)             (39,000)          882,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
NET INCOME (LOSS)                                           (7,918,000)          (6,565,000)           1,867,000         1,332,000
PREFERRED STOCK DIVIDEND REQUIREMENT                           200,000              200,000              200,000           200,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS      $(8,118,000)        $ (6,765,000)        $  1,667,000      $  1,132,000
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------
NET INCOME (LOSS) PER SHARE:
   Basic                                                  $      (0.26)             $ (0.22)              $ 0.06            $ 0.04
   Diluted                                                       (0.26)               (0.22)                0.05              0.04
------------------------------------------------------- ------------------- -------------------- ------------------ ----------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                               PHARMACEUTICAL FORMULATIONS, INC.
                                                                AND SUBSIDIARIES


         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


Years ended July 1, 2000, July 3, 1999, and June 30, 1998
------------------------------------------------- -------------------------------------- -- ---------------------------------------
                                                             Preferred Stock                             Common Stock

                                                    Shares issued      Amount at par          Shares issued       Amount at Par
                                                                           value                                      Value
------------------------------------------------- ------------------ ------------------- -- ------------------- -------------------
BALANCE, JUNE 30, 1997                                   2,500,000         $2,500,000             29,880,350          $2,391,000
-------------------------------------------------
Shares issued in connection with exercise of                                                         300,000              24,000
   common stock options
-------------------------------------------------
Shares issued to employees                                                                            72,970               6,000
-------------------------------------------------
Net income
------------------------------------------------- ------------------ ------------------- -- ------------------- -------------------
BALANCE, JUNE 30, 1998                                   2,500,000          2,500,000             30,253,320           2,421,000
-------------------------------------------------
Net loss
------------------------------------------------- ------------------ ------------------- -- ------------------- -------------------
BALANCE, JULY 3, 1999                                    2,500,000          2,500,000             30,253,320           2,421,000
-------------------------------------------------
CONVERSION OF DEBENTURES                                                                              76,351               6,000
-------------------------------------------------
NET LOSS
------------------------------------------------- ------------------ ------------------- -- ------------------- -------------------
BALANCE, JULY 1, 2000                                    2,500,000         $2,500,000             30,329,671          $2,427,000
------------------------------------------------- ------------------ ------------------- -- ------------------- -------------------

Years ended July 1, 2000, July 3, 1999, and June 30, 1998
-------------------------------------------------  --------------------- --------------------
                                                    Capital in Excess
                                                       of Par Value
                                                                         Accumulated Deficit

-------------------------------------------------  --------------------- --------------------
BALANCE, JUNE 30, 1997                                   $37,412,000          $(41,226,000)
-------------------------------------------------
Shares issued in connection with exercise of                  51,000
   common stock options
-------------------------------------------------
Shares issued to employees                                    30,000
-------------------------------------------------
Net income                                                                       1,867,000
-------------------------------------------------  --------------------- --------------------
BALANCE, JUNE 30, 1998                                    37,493,000           (39,359,000)
-------------------------------------------------
Net loss                                                                        (6,565,000)
-------------------------------------------------  --------------------- --------------------
BALANCE, JULY 3, 1999                                     37,493,000           (45,924,000)
-------------------------------------------------
CONVERSION OF DEBENTURES                                      41,000
-------------------------------------------------
NET LOSS                                                                        (7,918,000)
-------------------------------------------------  --------------------- --------------------
BALANCE, JULY 1, 2000                                    $37,534,000          $(53,842,000)
-------------------------------------------------  --------------------- --------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                               PHARMACEUTICAL FORMULATIONS, INC.
                                                                AND SUBSIDIARIES


                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED                                                                 JULY 1, 2000        July 3, 1999       June 30, 1998
---------------------------------------------------------------------- ------------------ ------------------- -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                        $(7,918,000)       $(6,565,000)        $ 1,867,000
   Adjustments to reconcile net income (loss) to  net cash provided by (used in ) operating  activities:
        Depreciation and amortization                                         3,193,000          2,895,000           2,509,000
        Amortization of bond discount and deferred financing costs              282,000            255,000             162,000
        Amortization of deferred gain on sale of building                       (94,000)           (95,000)            (52,000)
        Shares issued to key employees                                                                                  17,000
        Shares issued to officer and outside directors                                                                  19,000
        Deferred income taxes                                                 3,756,000         (2,224,000)           (741,000)
   Changes in current assets and liabilities:
      (Increase) decrease in accounts receivable                              4,653,000         (1,739,000)         (5,944,000)
      (Increase) decrease in inventories                                      3,106,000          2,180,000          (2,388,000)
      (Increase) decrease in other current assets                               376,000           (476,000)            134,000
      (Increase) decrease in income tax receivable                              947,000           (947,000)
      Increase in deferred gain on sale / leaseback                                                170,000
      Increase (decrease) in accounts payable, accrued expenses and          (3,351,000)         1,633,000           6,426,000
        income taxes payable
---------------------------------------------------------------------- ------------------ ------------------- -------------------
              NET CASH PROVIDED BY (USED IN ) OPERATING ACTIVITIES            4,950,000         (4,913,000)          2,009,000
---------------------------------------------------------------------- ------------------ ------------------- -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment, net                              (474,000)           (90,000)         (2,993,000)
   Decrease (increase) in other assets                                         (461,000)           126,000            (304,000)
---------------------------------------------------------------------- ------------------ ------------------- -------------------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              (935,000)            36,000          (3,297,000)
---------------------------------------------------------------------- ------------------ ------------------- -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under line of credit                                                               2,342,000           3,361,000
   Borrowings (repayments) of long-term debt                                 (1,258,000)         3,007,000            (520,000)
   Principal repayments of capital leases                                    (2,749,000)        (2,958,000)         (3,107,000)
   Refinancing of capital leases                                                                 2,000,000
   Issuance of common stock                                                                                             75,000
---------------------------------------------------------------------- ------------------ ------------------- -------------------
              NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (4,007,000)         4,391,000            (191,000)
---------------------------------------------------------------------- ------------------ ------------------- -------------------
NET INCREASE (DECREASE) IN CASH                                                   8,000           (486,000)         (1,479,000)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                                         122,000            608,000           2,087,000
---------------------------------------------------------------------- ------------------ ------------------- -------------------
CASH AND EQUIVALENTS, END OF YEAR                                         $     130,000       $    122,000        $    608,000
---------------------------------------------------------------------- ------------------ ------------------- -------------------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                               PHARMACEUTICAL FORMULATIONS, INC.
                                                                AND SUBSIDIARIES


                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF THE BUSINESS       Pharmaceutical Formulations, Inc. (the
      AND RELATED PARTIES          "Company") is primarily engaged in the
                                   manufacture and distribution of
                                   over-the-counter solid dosage pharmaceutical products in tablet, caplet and capsule form, which are sold under customers' private labels. The Company also supplies bulk products to secondary distributors and re-packers as well as smaller competitors who do not have sophisticated research and development departments. It also engages in contract manufacturing of selected branded products for well known major pharmaceutical companies. The Company also is engaged in the testing and research and development of new drug and health care products.

                                   In September 1991, the Company entered into an option agreement with ICC Industries, Inc. ("ICC"), which, as amended at various dates (the "Option Agreement"), provided for options and related preemptive rights to acquire a total of 66.67% of the number of shares of the Company's common stock outstanding after exercise of all options. ICC has exercised all of its options and certain preemptive rights and miscellaneous options pursuant to the Option Agreement. The number of shares issued to ICC through July 1, 2000 was 19,857,430 at option prices ranging from $.1036 to $.75 per share.

                                   In the event of any future issuance of shares of common stock of the Company pursuant to the exercise of existing options, warrants, conversion rights and other rights as they existed at September 24, 1992 ("Outstanding Rights"), issuance of common stock in settlement of the Company's outstanding debts as of September 24, 1992, or issuance of shares of stock to key management, ICC shall be entitled to acquire additional shares to maintain the ownership percentage it holds immediately before such shares of common stock are issued (the "Limited Preemptive Rights"). ICC's exercise price for the shares is the lesser of $.25 or the exercise price or conversion price of the Outstanding Rights as the case may be. No preemptive rights were exercised by ICC in 1998, 1999 and 2000.

                                   ICC, a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, with calendar year 1999 sales in excess of $1.2 billion, has offices in key business centers around the world and owns numerous manufacturing plants. In addition, ICC supplies certain inventory and has in the past provided equipment financing to the Company (in 1998, these leases were assigned to the Company). In addition to making advances to the Company, on April 1, 1999, ICC provided a term loan for $3,000,000 which was increased to $7,752,000 on July 1, 2000. It also provided a temporary guarantee on $2,500,000 in advances under a revolving loan from a lending institution. ICC has also indicated its intention to pursue joint venture arrangements or other forms of business transactions between the Company and foreign pharmaceutical companies seeking to market, distribute and sell products in the United States.

                                   In connection with the ICC Option Agreement, several key employees were granted, and have the right in the future to receive, shares of the Company's common stock. The Company issued 10,768 shares of common stock to these employees in 1998.

                                   The following transactions with ICC, are reflected in the consolidated financial statements as of or for the years ended July 1, 2000, July 3, 1999 and June 30, 1998:

                                                                            JULY 1, 2000        July 3, 1999      June 30, 1998
                                     ------------------------------------ ------------------ ------------------ -------------------
                                     Inventory purchases                    $3,145,000         $2,667,000         $2,707,000
                                     Services and finance fees              720,000            277,000            276,000
                                     Accounts payable                       3,598,000          2,639,000          3,254,000
                                     Note payable                           7,752,000          3,000,000
                                     ------------------------------------ ------------------ ------------------ -------------------

2.    FINANCIAL RESULTS            For the fiscal year ended July 1, 2000, the
      AND LIQUIDITY                Company incurred a pre-tax loss of $4,050,000
                                   and fully reserved its deferred tax asset in the amount of $3,868,000 resulting in a net loss of $7,918,000.

                                   The Company will report losses for the two quarters ended September 30, 2000 and December 30, 2000. ICC Industries Inc. has demonstrated its confidence in the Company's management and business plan by the provision of loans to the Company, replacing loans from its asset-based lenders, and providing the Company with working capital.

                                   The Company continues its initiatives to increase revenues and improve operational efficiencies to restore profitability. As part of the restructuring and operational efforts, the Company has taken the following initiatives:

                                   o    During calendar year 2000, the Company
                                        initiated major restructuring in its
                                        management team, culminating in the
                                        appointment of James Ingram as President of the Company as of October 9, 2000.

                                   o In late 1999 and early 2000, the Company eliminated several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers.

                                   o    Starting in the first quarter of 1999
                                        and currently continuing, the Company
                                        has improved the efficiency of its
                                        manufacturing, introduced major
                                        initiatives in inventory management, and concentrated on its customer service level.

                                   o    In December 2000, certain assets were
                                        refinanced, providing an additional
                                        infusion of cash to support new product
                                        launches scheduled for early 2001, to
                                        improve operations and provide
                                        additional working capital. At July 1,
                                        2000, the Company was in violation of
                                        certain of its financial covenants. Such covenant violations have been waived by the lending institution. Management and the lending institution have modified the covenants in the credit agreement such that further compliance will be more likely. The refinancing was done with the support of the Company's principal stockholder, ICC Industries Inc., which has agreed to continue to provide ongoing financial support to the Company where necessary.

                                   o The Company initiated at the end of 1999 a cost reduction program which has begun, at the end of 2000, to show considerable benefits. A new operational and financial restructuring plan has been formulated to cover 2001.

                                   The Company has also appointed Josephthal &
                                   Co., Inc., a New York based investment
                                   banking firm, to explore the best strategic options for the company and it expects to have discussions with potential investors or merger partners in the near future.

                                   The Company believes that cash flow from operations, together with revolving credit and equipment and term loan financing plus continued financial support from ICC will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements through the end of 2001. The Company expects these working capital needs will require it to obtain new revolving credit facilities in August 2001, when the credit and equipment term facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

                                   Management believes that, despite the
                                   financial difficulties, its business plan, if successfully executed, will significantly improve operating results.

3.    SUMMARY OF SIGNIFICANT       PRINCIPLES OF CONSOLIDATION
      ACCOUNTING POLICIES

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

                                   CONCENTRATION OF CREDIT RISK

                                   Financial instruments that potentially
                                   subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash on delivery basis only. At July 1, 2000, approximately 49% of the accounts receivable balance was represented by five customers. At July 3, 1999, approximately 50% of the accounts receivable balance was represented by five customers.

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

                                   LONG-LIVED ASSETS

                                   Effective July 1, 1996, the Company adopted
                                   SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of," which provides guidance on how and when impairment losses are recognized on long-lived assets based on non-discounted cash flows. No impairment losses have occurred through July 1, 2000.

                                   STOCK BASED COMPENSATION

                                   Effective July 1, 1996, the Company adopted
                                   SFAS No. 123, "Accounting for Stock-Based
                                   Compensation." The Company chose to apply APB Opinion 25 and related interpretations in accounting for its stock options granted to employees.

                                   NEW ACCOUNTING PRONOUNCEMENTS

                                   In June 1998, SFAS No. 133, "Accounting for
                                   Derivative Instruments and Hedging
                                   Activities" ("SFAS 133"), was issued. SFAS
                                   133 standardizes accounting and reporting for derivative instruments and for hedging activities. This statement is effective in the year 2001. The Company does not have derivative instruments, therefore, this pronouncement should not have any impact on the Company's financial reporting.

                                   In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This Staff Accounting Bulletin, as amended, is effective no later than the fourth quarter of 2001. The Company does not believe the adoption will have a material annual impact on our financial statements

                                   FAIR VALUE AND FINANCIAL INSTRUMENTS

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

4.    COSTS RELATED TO             In order to upgrade services to customers,
      COMPUTER SYSTEM              improving operating efficiencies and insure
      CONVERSION                   year 2000 compliance, the Company, during
                                   fiscal 1999, installed and implemented a new integrated computer system. This major system conversion caused serious disruptions in inventory control, shipping, production and planning resulting in reduced sales and increased cost of sales. In addition, the Company experienced delays in billings and collections which required an increase in borrowing levels resulting in additional interest expense. The Company was not able to identify all of the additional costs related to the conversion to the new computer system.

5.    INVENTORIES                  Inventories consist of the following:

                                                                                        JULY 1, 2000            July 3, 1999
                                     ---------------------------------------------- ---------------------- -----------------------
                                     Raw materials                                         $  3,967,000            $ 6,253,000
                                     Work in process                                            914,000                862,000
                                     Finished goods                                           9,929,000             10,801,000
                                     ---------------------------------------------- ---------------------- -----------------------
                                                                                            $14,810,000            $17,916,000
                                     ---------------------------------------------- ---------------------- -----------------------

6.    PROPERTY, PLANT AND          Property, plant equipment consist of the
      EQUIPMENT                    following:

                                                                                        JULY 1, 2000            July 3, 1999
                                     ---------------------------------------------- ---------------------- -----------------------
                                     Land and building                                     $  8,348,000           $  8,348,000
                                     Leasehold improvements                                   6,783,000              6,692,000
                                     Machinery and equipment                                 23,346,000             21,783,000
                                     Other                                                      296,000              1,476,000
                                     ---------------------------------------------- ---------------------- -----------------------
                                                                                             38,773,000             38,299,000
                                     Less:  Accumulated depreciation and                     22,856,000             19,663,000
                                               amortization
                                     ---------------------------------------------- ---------------------- -----------------------
                                                                                            $15,917,000           $ 18,636,000
                                     ---------------------------------------------- ---------------------- -----------------------

                                   The net book value of property, plant and equipment under capital leases was $9,572,000 and $10,635,000 at July 1, 2000 and July 3,
                                   1999, respectively.

7.    LONG-TERM DEBT AND           Long-term debt and capital lease obligations
      CAPITAL LEASE OBLIGATIONS    consist of the following:

                                                                                JULY 1, 2000                 July 3, 1999
                                       --------------------------------- -------------- ------------- -------------- -------------
                                                                           LONG-TERM      CAPITAL       Long-Term      Capital
                                                                             DEBT          LEASES         Debt          Leases
                                       --------------------------------- -------------- ------------- -------------- -------------
                                       Revolving/term loans (a)            $15,347,000                  $21,076,000
                                       Term loan due ICC (b)                 7,752,000                    3,000,000
                                       Convertible subordinated              3,760,000                    3,722,000
                                         debentures, $1,000 face value
                                         less unamortized discount
                                         of $1,300,000 and
                                         $1,374,000 (c)
                                       Convertible subordinated                613,000                      711,000
                                         debentures, $528,000 face
                                         value (d)
                                       New Jersey Economic                     480,000                      560,000
                                         Develop-ment Authority Loan
                                         (e)
                                       Building sale/leaseback (f)                        $4,033,000                   $4,731,000
                                       Capital equipment lease                             2,711,000                    4,762,000
                                         obligations (g)
                                       --------------------------------- -------------- ------------- -------------- -------------
                                                                            27,952,000     6,744,000     29,069,000     9,493,000
                                       Less Current portion:                 1,684,000     2,280,000      2,135,000     2,879,000
                                       --------------------------------- -------------- ------------- -------------- -------------
                                                                           $26,268,000    $4,464,000    $26,934,000    $6,614,000
                                       --------------------------------- -------------- ------------- -------------- -------------

                                   a)   On August 7, 1998, the Company modified
                                        its line of credit and equipment term
                                        loan with its lending institution. The
                                        maximum available funds under this
                                        modification are $25,000,000. Advances
                                        under the revolving loans are limited to the sum of eligible accounts receivable and up to $12,500,000 of eligible inventory, as defined. In addition, on May 19, 2000, the line was further amended to provide up to a $2,500,000 advance beyond contractual ratios described above, which is guaranteed by ICC. Such advances are to be repaid in monthly installments of $100,000 commencing June 1, 2000. The term loan was refinanced in 1998 to a total of $1,200,000 and is payable in 36 monthly installments of $30,000, with the then outstanding balance due on August 7, 2001. The revolving loan is also due on that date. The term loan and the revolving loan are secured by substantially all of the assets of the Company. Interest, payable monthly, at the prime rate, minus3/4% was increased by 2% effective April 1, 1999 resulting from the modification of certain contractual ratios.

                                        The loan agreement as modified contains
                                        certain covenants, which, among other
                                        things, prohibit the Company from making dividend payments and limit the Company's annual capital expenditures.

                                        At July 1, 2000, the Company was in
                                        violation of certain of its financial
                                        covenants. The aforementioned covenant
                                        violations have been waived by the
                                        lending institution. Management and the
                                        lending institution have modified the
                                        covenants in the credit agreement such
                                        that further compliance will be more
                                        likely.

                                   b)   On July 1, 2000, the Company entered
                                        into a term loan and security agreement
                                        with ICC for $7,752,000 with interest
                                        payable monthly at 1% above the prime
                                        rate. The loan is secured by a security
                                        interest in all the assets of the
                                        Company behind other secured
                                        indebtedness. Principal payments are to
                                        commence in August 2001 at $100,000 per
                                        month with a final payment of $6,552,000 in August 2002.

                                   c)   At July 1, 2000, the Company has 5,061
                                        units outstanding consisting of a $1,000 principal amount convertible subordinate debenture due June 15, 2002 (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $48 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par, plus an applicable premium, as defined.

                                   d)   At July 1, 2000, the Company has 1,624
                                        units outstanding consisting of $325
                                        principal amount 8 1/4% convertible
                                        debentures due June 15, 2002 (which
                                        includes $528,000 face value and
                                        interest through maturity of $85,000).
                                        Interest is payable annually on June 30.
                                        The holders of the 8 1/4 % debentures
                                        may convert them at any time into shares of common stock at a conversion price of $.55 per share. The Company has no right to redeem the 8 1/4% Debentures.

                                   e)   The loan, which is secured by certain
                                        equipment, bears interest at 6 3/8% and
                                        is due as follows: $80,000 at June 1,
                                        2001 and $400,000 at June 1, 2002. A
                                        provision in the loan agreement allows
                                        the lender to declare the loan
                                        immediately due and payable if there has been an event of default in any of the Company's other debt agreements.

                                   f)   In August 1989, PFI entered into a sale
                                        and leaseback of its land and building
                                        in Edison, New Jersey. The term of the
                                        lease is 15 years, plus two five-year
                                        renewal options. Monthly base rent is
                                        $107,000 for the first 30 months
                                        increased by the change in the Consumer
                                        Price Index on the thirty-first month
                                        after commencement and on each thirtieth month thereafter. On January 1, 2000, the monthly base rent increased to $145,000. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the gain on the sale and leaseback of approximately $750,000 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348,000), assuming a 13 1/4% interest rate factor, and is being amortized over the term of the lease.

                                   g)   The Company leases various equipment
                                        under capital lease agreements. The
                                        terms of the leases vary from three to
                                        five years with monthly rentals of
                                        approximately $137,000.

                                   The Company's debt and obligations under capital leases mature in fiscal years as follows:

                                                   Capital Lease     Long-Term Debt
                                                    Obligations
------------------------------------------------ ------------------ ------------------
2001                                                  $ 2,922,000       $  1,684,000
2002                                                    1,903,000         19,616,000
2003                                                    1,762,000          6,652,000
2004                                                    1,523,000
2005                                                      107,000
------------------------------------------------ ------------------ ------------------
Total Payments                                          8,217,000        $27,952,000
------------------------------------------------                    ------------------
Less: Amount representing interest                     (1,473,000)
------------------------------------------------ ------------------
Present value of net minimum lease payments          $  6,744,000
------------------------------------------------ ------------------ ------------------

8.    COMMITMENTS AND              COMMITMENTS
      CONTINGENCIES.

                                   In fiscal 1996, the Company entered into a long-term lease for a building adjacent to the Company's manufacturing facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319,200 per annum for the first five years and $342,000 per annum for the balance of the initial term.

                                   CONTINGENCIES

                                   In July 1997, the Company received an
                                   arbitration demand from the Estate of Dr. Max Tesler, a former President of the Company, who died in 1996. For breaches of employment and other agreements between the Company and Dr. Tesler, the Estate claimed an award of compensatory damages, punitive damages, a certain number of shares of common stock of the Company and attorneys' fees. The Company also brought counterclaims against the Estate.

                                   In March 2000, the American Arbitration
                                   Association panel in New York awarded amounts to both the Estate and the Company. The panel awarded the Estate the amount of Tesler's salary for approximately two years, which salary had been accrued in 1995. The panel also awarded the Estate a portion of its legal fees. The award dismissed all other Estate claims and ruled in favor of the Company on certain of its counterclaims. The net result of the arbitrators' award is that the Company paid the Tesler Estate approximately $45,000 plus $75,000 of the Estate's legal fees. The provision recorded by the Company in 1995 more than offset the amount paid to the Estate.

                                   The children and a former spouse of Dr.
                                   Tesler also raised certain claims arising out of the death of Dr. Tesler. The Company settled their claims in December 1998. Accordingly, the Company recorded a lawsuit expense of $1,179,000 which includes legal and other costs related to the settlement. Payments to date were advanced by ICC on behalf of the Company.

                                   In May 1998, the Company brought an action against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action is still pending.

                                   In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois against the Company by Apotex Corporation and Torpharm, Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The complaint alleges that PFI would purchase a certain product exclusively from Apotex. The counts specified in the complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a UCC action for the price of 3 million tablets. Management believes the lawsuit is without merit and intends to vigorously defend against it.

                                   The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

9.    INCOME TAXES                 Income tax expense (benefit) consist of the
                                   following federal taxes:

                                                      2000             1999              1998
------------------------------------------ ---------------- ----------------- -----------------
Current                                        $   112,000     $   (947,000)      $   702,000
Deferred                                         3,756,000       (2,224,000)         (741,000)
------------------------------------------ ---------------- ----------------- -----------------
Total income tax expense (benefit)              $3,868,000      $(3,171,000)      $   (39,000)
------------------------------------------ ---------------- ----------------- -----------------

                                   The Company's income tax expense (benefit) differ from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax income as a result of the following:

                                                      2000             1999              1998
------------------------------------------ ---------------- ----------------- -----------------
Statutory U.S. tax (benefit)                   $(1,241,000)     $(3,310,000)      $   622,000
Increase (decrease) resulting from:
   State income taxes                                                                 110,000
   Expiration of state net operating                71,000                             42,000
      loss carry forwards
   Net change in valuation account               4,731,000          364,000        (1,054,000)
   Other                                           307,000         (225,000)          241,000
------------------------------------------ ---------------- ----------------- -----------------
Effective income tax expense (benefit)          $3,868,000      $(3,171,000)      $   (39,000)
------------------------------------------ ---------------- ----------------- -----------------

                                   The Company utilized tax loss carry forwards of $166,000 for U.S. regular tax purposes during the fiscal year ended June 30, 1998.

                                   As of July 1, 2000, the Company had available net operating losses of approximately $10,877,000 for U.S. regular tax purposes, which expire through 2020. The utilization of losses that were generated prior to September 1991, which approximate $1,494,000 is limited to $166,000 per year for U.S. regular tax purposes due to the change in ownership resulting from the ICC investment. State income tax net operating loss carry forwards of approximately $20,641,000, which expire through 2007, are available to the Company.

                                   Deferred tax assets are comprised of the following temporary differences:

                                                             JULY 1, 2000       July 3, 1999
------------------------------------------------------- ------------------ -------------------

 Tax benefit of state income tax net operating loss
  carry forwards                                              $1,238,000         $1,139,000

 Tax benefit of federal income tax net operating loss
  carry forwards                                               3,698,000          2,580,000
 Depreciation                                                     40,000             61,000
 Deferred gain on sale/leaseback of building                     102,000            135,000
 Basis difference 8 1/4% debentures as a result of
  restructuring                                                   29,000             48,000
 Inventory valuation                                              46,000            111,000
 Deferred compensation                                                              155,000
 Allowance for doubtful accounts                                 138,000             87,000
 Alternative minimum tax carry forward                           104,000            104,000
------------------------------------------------------- ------------------ -------------------
 Gross deferred tax asset                                      5,395,000          4,420,000
 Valuation allowance                                          (5,395,000)          (664,000)
------------------------------------------------------- ------------------ -------------------
 Net deferred tax asset                                       $   -              $3,756,000
------------------------------------------------------- ------------------ -------------------

                                   Based on the assessment of all available evidence including the pre-tax loss of $4,050,000 for fiscal 2000, its inconsistent operating results in prior years, the current status of the Company's business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax assets. Reductions in the valuation allowance, which will increase net income in the future, will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not.

10.   COMMON STOCK, OPTIONS        The Company has granted options to employees,
      AND WARRANTS                 directors and others under various stock
                                   option plans, lending arrangements, and under the ICC Option Agreement.

                                   The following is a summary of stock options and warrants issued, exercised, forfeited or canceled during the period July 1, 1997 through July 1, 2000 (not including ICC preemptive rights or additional shares issuable to management in connection with ICC preemptive rights):

                                        Shares           Weighted-Average
---------------------------------------------------- ---------------------
Outstanding - June 30, 1997            1,738,700               $.62
Issued                                   349,000               $.85
Exercised                               (300,000)              $.25
Forfeited                                (40,700)              $.85
---------------------------------------------------- --------------------
Outstanding - June 30, 1998            1,747,000               $.77
Issued                                   346,000               $.39
Forfeited                               (849,700)              $.65
---------------------------------------------------- --------------------
Outstanding - July 3, 1999             1,243,300               $.72
Issued                                   360,300               $.27
Forfeited                               (748,600)              $.77
---------------------------------------------------- --------------------
Outstanding - July 1, 2000               855,000               $.49
---------------------------------------------------- --------------------
Exercisable - July 1, 2000               516,200               $.64
---------------------------------------------------- --------------------

                                   The following table summarizes information about stock options outstanding at July 1, 2000:

                       Options Outstanding                           Options Exercisable
----------------- --------------- --------------- -------------- -------------- --------------
    Range of          Number         Weighted       Weighted        Number        Weighted
Exercise Prices    Outstanding       Average         Average      Exercisable      Average
                    at July 1,      Remaining       Exercise      at July 1,      Exercise
                       2000        Life (Years)       Price          2000           Price
----------------- --------------- --------------- -------------- -------------- --------------
----------------- --------------- --------------- -------------- -------------- --------------
           $0.85        121,200           0.2            $0.85         121,200         $0.85
            0.84         84,500           2.4             0.84          84,500          0.84
            0.80          7,000           2.4             0.80           7,000          0.80
            0.41         85,500           3.4             0.41          85,500          0.41
    0.22 to 0.89        123,000           4.1             0.33          58,000          0.37
            0.75        110,000           3.8             0.75         110,000          0.75
            0.23         75,000           4.5             0.23          50,000          0.23
            0.27        248,800           4.4             0.27
----------------- --------------- --------------- -------------- -------------- --------------
                        855,000                                        516,200
----------------- --------------- --------------- -------------- -------------- --------------

                                   The weighted average fair market value of options granted during the fiscal years 2000, 1999 and 1998 were $.12, $.17 and $.54, respectively.

                                   As of July 1, 2000, substantially all
                                   outstanding stock options expire at various dates through fiscal year 2005. These options were granted at prices which were at or above quoted market value on the dates granted.

                                   The Company has adopted the disclosures only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost been determined based on the fair value at the date of grant consistent with provisions of SFAS No. 123, the Company's financial statements would have included the following:

                                          JULY 1, 2000       July 3, 1999       June 30, 1998
------------------------------------- ----------------- ------------------ -------------------
Net income (loss) - as reported           $(7,918,000)       $(6,565,000)          $1,867,000
Net income (loss) - pro forma             $(7,948,000)       $(6,568,000)          $1,772,000
------------------------------------- ----------------- ------------------ -------------------

                                   The application of SFAS No. 123 had no effect on the Company's net income (loss) per share-basic and diluted during the years presented herein.

                                   The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 51%, 46% and 47% for 2000, 1999 and 1998, respectively, risk-free interest rate of 6%, 4.4% and 5.9% for 2000, 1999 and 1998, respectively, expected lives of 5 years and no dividend yield for all three years ended July 1, 2000.

11.   PREFERRED STOCK              On April 8, 1996, the Company sold 2,500,000
                                   shares of Series A Preferred Stock to ICC for an aggregate of $2,500,000. The preferred stock is redeemable at the option of PFI and is currently convertible into common stock of the Company by ICC at the lower of market price of the common stock or $2.00 per share.
                                   The preferred stock accrues dividends at the rate of $.08 per share, payable semi-annually and is cumulative and non-participating.
                                   Dividends in arrears totaled $850,000 at July
                                   1, 2000.

12.   MAJOR CUSTOMERS AND          For the years ended July 1, 2000, July 3,
      PRODUCTS                     1999 and June 30, 1998, 17%, 14% and 20%,
                                   respectively, of net sales were derived from Costco Wholesale. Walgreen Company accounted for 12%, 17%, and 17% of net sales for 2000, 1999 and 1998, respectively. Sales to CVS,
                                   Inc. accounted for 9% of net sales for the year ended July 1, 2000.

                                   For the years 2000, 1999 and 1998, sales of ibuprofen represented 36%, 32% and 39% of net sales, respectively.

13.   EARNINGS PER SHARE           The following data shows the amounts used in
                                   computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of dilutive potential common stock:

                                                  2000               1999                1998
------------------------------------ ------------------ ------------------ -------------------
Net income (loss)                         $(7,918,000)       $(6,565,000)        $1,867,000
Preferred dividends                           200,000            200,000            200,000
------------------------------------ ------------------ ------------------ -------------------
Net income  (loss) attributable to                            (6,765,000)         1,667,000
  common shareholders used in              (8,118,000)
  basic earnings per share
Convertible preferred stock                   200,000            200,000            200,000
  dividends
------------------------------------ ------------------ ------------------ -------------------
Net income (loss) attributable to          (7,918,000)       $(6,565,000)        $1,867,000
  common shareholders after
  assumed conversions of dilutive
  securities
------------------------------------ ------------------ ------------------ -------------------
Weighted average number of common          30,260,000         30,253,000         30,199,000
  shares used in basic earnings
  per share
Effect of dilutive securities:
Stock options/warrants                                                              400,000
Convertible preferred stock                                                       3,788,000
Convertible bonds                                                                 2,323,000
------------------------------------ ------------------ ------------------ -------------------
Weighted average number of common          30,260,000         30,253,000         36,710,000
  shares and dilutive securities
------------------------------------ ------------------ ------------------ -------------------

                                   Options, warrants, preferred stock and
                                   convertible debentures amounting to 9,341,000 shares and 10,014,000 shares of common stock in fiscal 2000 and 1999, respectively, were not included in computing diluted earnings because the effect was antidilutive. In 1998, options and warrants for 1,137,000 shares of common stock were not included in computing diluted earnings per share because the effect was antidulutive.

14.   SUPPLEMENTAL CASH FLOW       Supplemental disclosures of cash flow
      INFORMATION                  information:

                                           2000               1999                1998
----------------------------------- ------------------ ------------------ -------------------
Cash paid during the year:
  Interest                                $4,470,000         $4,195,000         $3,820,000
  Income taxes                                                  150,000            330,000
----------------------------------- ------------------ ------------------ -------------------

                                   SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
                                   INFORMATION:

                                   Capital lease obligations of $0, $0 and
                                   $1,801,000 were incurred when the Company entered into various leases in 2000, 1999 and 1998, respectively. The Company converted debentures totaling $41,000 for the year ended July 1, 2000.

15.   QUARTERLY DATA (UNAUDITED)

                                                                                 Three Months Ended
                                                              October 2        January 1        April 1     July 1
                                                                       (In thousands, except per share data)

2000
Net revenues                                                     20,978           23,059         19,045     13,497

Gross profit                                                      4,730            5,520          4,292    (1,353)

Operating income (loss)                                           1,525            1,706          1,541    (4,012)

Net income (loss)                                                   201              284            156    (8,559)

Net income (loss) attributable to common shareholders               151              234            106    (8,609)

Earnings (loss) per share, basic and diluted                       0.01             0.01           0.01     (0.29)


QUARTERLY DATA (UNAUDITED)
  - CONTINUED

                                                                                    Three Months Ended
                                                                  September 30      December 31       March 31     July 3
                                                                        (In thousands, except per share data)

1999

Net revenues                                                            17,425           22,129         20,247     22,373

Gross profit                                                             1,179            2,174          2,839      5,012

Operating income (loss)                                                (2,709)          (1,862)          (938)      1,499

Net income (loss)                                                      (2,588)          (2,744)        (1,348)        115

Net income (loss) attributable to common shareholders                  (2,638)          (2,794)        (1,398)         65

Earnings (loss) per share, basic and diluted                            (0.09)           (0.09)         (0.05)       0.01

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   ON FINANCIAL STATEMENT SCHEDULE

The audits referred to in our report dated November 20, 2000, except for Note 2 which is as of January 4, 2001, relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.







BDO Seidman, LLP
Woodbridge, New Jersey
November 20, 2000, except for Note 2
   which is as of January 4, 2001

                                               PHARMACEUTICAL FORMULATIONS, INC.
                                                                AND SUBSIDIARIES


                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


   Allowance for doubtful accounts        Balance at         Additions       Charge to other      Deductions      Balance at end
                                         beginning of        charged to         accounts          write-offs         of period
                                            period        costs & expenses                      uncollectible
                                                                                                   accounts
-------------------------------------- ------------------ ----------------- ------------------ ----------------- ------------------
Year ended July 1, 2000                      $255,000           $212,000                            $  61,000          $406,000
-------------------------------------- ------------------ ----------------- ------------------ ----------------- ------------------
Year ended July 3, 1999                      $238,000           $125,000                             $108,000          $255,000
-------------------------------------- ------------------ ----------------- ------------------ ----------------- ------------------
Year ended June 30, 1998                     $301,000          $  60,000                             $123,000          $238,000
-------------------------------------- ------------------ ----------------- ------------------ ----------------- ------------------