Form 10-Q
period 2000-09-30
PHARMACEUTICAL FORMULATIONS INC
filed 2001-02-05
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

(Mark one)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended:                    September 30, 2000
                                                        ------------------
                                       OR

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


The number of shares outstanding of common stock, $.08 par value, as of November 20, 2000 was 30,329,671.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1    FINANCIAL STATEMENTS
          --------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                     ASSETS
                                                                          September 30,
                                                                               2000                 July 1,
                                                                           (Unaudited)                2000
                                                                        ------------------     -----------------
CURRENT ASSETS
   Cash                                                                    $   125,000            $   130,000
   Accounts receivable - net of allowance for doubtful accounts of          10,637,000             11,947,000
      $481,000 and $406,000
   Inventories                                                              14,644,000             14,810,000
   Prepaid expenses and other current assets                                 1,151,000                892,000
                                                                        ------------------     -----------------
          Total current assets                                              26,557,000             27,779,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of                      15,130,000             15,917,000
      $23,702,000 and $22,856,000
OTHER ASSETS
   Other assets                                                                906,000                869,000
                                                                        ------------------     -----------------
                                                                           $42,593,000            $44,565,000
                                                                        ==================     =================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Current portion of long-term debt                                       $ 1,684,000            $ 1,684,000
   Current portion of capital lease obligations                              1,997,000              2,280,000
   Accounts payable                                                         16,500,000             18,546,000
   Accrued expenses                                                          2,788,000              2,704,000
                                                                        ------------------     -----------------

          Total current liabilities                                         22,969,000             25,214,000
                                                                        ------------------     -----------------

LONG-TERM DEBT                                                              29,465,000             26,268,000
                                                                        ------------------     -----------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                          4,044,000              4,464,000
                                                                        ------------------     -----------------
STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $1.00 per share; 10,000,000 shares             2,500,000              2,500,000
      authorized; 2,500,000 shares issued and outstanding
   Common stock, par value $.08 per share; 40,000,000 shares authorized;     2,427,000              2,427,000
      30,329,671 shares issued
      and outstanding
   Capital in excess of par value                                           37,534,000             37,534,000
   Accumulated deficit                                                     (56,346,000)           (53,842,000)
                                                                        ------------------     -----------------
          Total stockholders' deficiency                                   (13,885,000)           (11,381,000)
                                                                        ------------------     -----------------
                                                                           $42,593,000            $44,565,000
                                                                        ==================     =================

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                   (Unaudited)

                                                                                   Three Months Ended
                                                                        ----------------------------------------
                                                                          September 30,           October 2,
                                                                              2000                   1999
                                                                        ------------------     -----------------
REVENUES
  Gross sales                                                              $14,057,000            $22,076,000
  Less: Sales discounts and allowances                                         897,000              1,098,000
                                                                        ------------------     -----------------
          NET SALES                                                         13,160,000             20,978,000
                                                                        ------------------     -----------------
COST AND EXPENSES
  Cost of goods sold                                                        11,665,000             16,248,000
  Selling, general and administrative                                        2,575,000              3,055,000
  Research and development                                                     116,000                150,000
                                                                        ------------------     -----------------
                                                                            14,356,000             19,453,000
                                                                        ------------------     -----------------
          INCOME (LOSS) FROM OPERATIONS                                     (1,196,000)             1,525,000
                                                                        ------------------     -----------------
OTHER INCOME (EXPENSE)
  Interest expense                                                          (1,332,000)            (1,245,000)
  Other                                                                         24,000                 24,000
                                                                        ------------------     -----------------
                                                                            (1,308,000)            (1,221,000)
                                                                        ------------------     -----------------
          INCOME (LOSS) BEFORE INCOME TAXES                                 (2,504,000)               304,000
INCOME TAXES (BENEFIT)                                                                                103,000
                                                                        ------------------     -----------------
         NET INCOME (LOSS)                                                  (2,504,000)               201,000
                                                                                50,000                 50,000
Preferred stock dividend requirement
                                                                        ------------------     -----------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS                      $(2,554,000)           $   151,000
                                                                        ==================     =================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                                   $(0.08)                 $0.01
                                                                        ==================     =================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                        30,330,000             30,253,000
                                                                        ==================     =================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (Unaudited)

                                                                                   Three Months Ended
                                                                        ----------------------------------------
                                                                          September 30,           October 2,
                                                                              2000                   1999
                                                                        ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                        $(2,504,000)           $   201,000
  Adjustments to reconcile net income (loss) to net cash (used in)
    provided byoperating activities:
      Depreciation and amortization of property, plant and equipment           846,000                804,000
      Amortization of bond discount and deferred financing costs               157,000                 71,000
      Amortization of deferred gain on sale/leaseback                          (24,000)               (24,000)
      Deferred income taxes                                                                           103,000
      Changes in current assets and liabilities:
         Decrease in accounts receivable                                     1,310,000                534,000
         Decrease in inventories                                               166,000                820,000
        (Increase) in other current assets                                    (259,000)              (197,000)
        (Decrease) in accounts payable, accrued expenses and income taxes   (2,094,000)            (1,223,000)
         payable
                                                                        ------------------     -----------------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (2,402,000)             1,089,000
                                                                        ------------------     -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) in other assets                                                   (37,000)                (8,000)
  (Increase) decrease in property, plant and
      equipment, net                                                            65,000               (155,000)
                                                                        ------------------     -----------------
          NET CASH USED IN INVESTING ACTIVITIES                                 28,000               (163,000)
                                                                        ------------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease obligations                           (703,000)              (676,000)
  Borrowings (repayments) of long term debt                                  3,072,000               (247,000)
                                                                        ------------------     -----------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                2,369,000               (923,000)
                                                                        ------------------     -----------------
NET INCREASE (DECREASE) IN CASH                                                 (5,000)                 3,000
CASH, BEGINNING OF PERIOD                                                      130,000                122,000
                                                                        ------------------     -----------------
CASH, END OF PERIOD                                                        $   125,000            $   125,000
                                                                        ==================     =================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


NOTE 1    Interim Financial Reporting
          ---------------------------

          The consolidated balance sheet as of July 1, 2000 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes. Certain amounts have been reclassified to conform with the current period presentation.

          The accompanying financial statements presume that users have read the audited financial statements for the preceding fiscal year. Accordingly, footnotes which would substantially duplicate such disclosure have been omitted.

          The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals.

          Effective in the fourth quarter of fiscal 1999, the Company changed it's fiscal year end from June 30 to the 52 or 53-week period which ends on the Saturday closest to June 30. Accordingly, quarterly periods will generally be comprised of 13 weeks and end on Saturday.

          The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for a full year.


NOTE 2    Contingencies
          -------------

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

          In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois against the Company by Apotex Corporation and Torpharm, Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The complaint alleges that PFI agreed to purchase a certain product exclusively from Apotex. The counts specified in the complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a UCC action for the price of 3 million tablets. Management believes the lawsuit is without merit and intends to vigorously defend against it.

          The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.


NOTE 3    Inventories
          -----------

          Inventories consist of the following:

                                    SEPTEMBER 30, 2000           JULY 1, 2000
                                    ------------------        ------------------

               Raw materials            $ 4,150,000               $ 3,967,000
               Work in progress           1,043,000                   914,000
               Finished goods             9,451,000                 9,929,000
                                    ------------------        ------------------
                                        $14,644,000               $14,810,000
                                    ==================        ==================


NOTE 4    Market for Common Stock and Dividends
          -------------------------------------

          The Company's common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and was traded on the over-the-counter market (OTC Bulletin Board(sm), Pink Sheets(tm) symbol: PHFR) until November 20, 2000. Effective November 20, 2000 the Company's common stock ceased to be quoted on the OTC Bulletin Board. While there may be isolated sales of the stock, there are no regular published quotations at this time. The Company will seek to have one or more market makers reapply to have the stock quoted after the Company becomes current in its SEC filings.

          No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $900,000 at September 30, 2000.


NOTE 5    Related Party Transactions
          --------------------------

          The following transactions with ICC Industries Inc. ("ICC"), an affiliated company, are reflected in the consolidated financial statements as of or for the three months ended September 30, 2000 and October 2, 1999:

                                                     2000           1999
                                                  ----------     ----------

               Inventory purchases from ICC       $1,250,000     $  642,000
               Interest charges from ICC             340,000        118,000
               Accounts payable to ICC             2,263,000      1,364,000
               Note payable to ICC                11,837,000      3,000,000
               Advances from ICC                       -          1,710,000

               In connection with the credit line and term loans from a financial institution, ICC has guaranteed $2,500,000 as of September 30, 2000.


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

Gross sales for the three months ended September 30, 2000 were $14,057,000 as compared to $22,076,000 in the comparable period in the prior fiscal year. The decrease of $8,019,000 or 36.3% was caused by the loss of business which was not replaced during the period. A substantial portion of such loss resulted from production and shipping problems and other difficulties experienced by the Company during the installation of the new computer system in fiscal 1999. Sales to two customers, CVS, Inc. and Costco Wholesale, were $3,373,000 or 24.0% of sales for the three months ended September 30, 2000 as compared to $4,904,000 or 22.2% in the prior year period.

Net sales for the three months ended September 30, 2000 were $13,160,000 as compared to $20,978,000 in the comparable period in the prior fiscal year. The decrease was due to the decrease in gross sales, net of a decrease in sales discounts and allowances.

Cost of sales as a percentage of net sales was 88.6% for the three months ended September 30, 2000 as compared to 77.5% in the prior year period. This increase resulted primarily from the reduced level of production.

Selling, general and administrative expenses were $2,575,000 for the three months ended September 30, 2000 as compared to $3,055,000 in the prior year period. The decrease of $480,000 is the result of reductions in distribution and legal expenses. The decreased distribution costs are primarily related to the decrease in sales and the decreased legal costs related to the settlement of litigation in fiscal 1999.

Research and development costs were $116,000 for the three months ended September 30, 2000 as compared to $150,000 for the comparable period in the prior fiscal year.

Interest expense was $1,332,000 for the three months ended September 30, 2000 as compared to $1,245,000 for the prior year period. The increase is primarily a result of increased interest rates.

Based on the assessment of all available evidence including the pre-tax loss of $2,504,000 for the three months ended September 30, 2000, its inconsistent operating results in prior years, the current status of the Company's business and the uncertainty with respect to generating taxable income in future years, management did not record a tax benefit related to the current period loss. Such benefit, which could increase net income in the future, will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not. For the three months ended October 2, 1999 the Company recorded a tax provision of $103,000, which related to the net income for the period.

The Company reported a net loss of $2,504,000 or $.08 per share for the three months ended September 30, 2000 as compared to net income of $201,000 or $.01 per share in the prior year period.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume,
(b) discontinuing marginal products and customers and (c) continuing efforts to reduce material and other costs. There can be no assurance that such efforts will be successful.


                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

At September 30, 2000, the Company had working capital of $3,588,000 as compared to $2,565,000 at July 1, 2000. Working capital at September 30, 2000 includes $10,637,000 of accounts receivable as compared to $11,947,000 at July 1,2000. The accounts receivable decrease of $1,310,000 is a result of improved collections and a decrease in sales from the prior quarter. Working capital also includes $14,644,000 of inventory as compared to $14,810,000 at July 1,2000. The decrease is primarily related to improved management of physical quantities. Working capital also includes $19,288,000 of accounts payable and accrued expenses as compared to $21,250,000 at July 1, 2000. The decrease is primarily due to payment of accounts payable.

The Company used $2,402,000 in cash for operations in the first quarter of 2000, as a result of the above.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At September 30, 2000, the Company had borrowed $14,333,000. Borrowings under the modified agreement, which expires August 7, 2001, bore interest at the prime rate less 3/4%. Such borrowing rate was increased by 2% effective April 1, 1999. On May 19, 2000 the line was further increased up to $2,500,000 over eligible receivables and inventories, up to the contractual limit. Such increase is guaranteed by ICC. The Company also has convertible subordinated debentures outstanding and capitalized lease obligations which have a substantial impact on working capital requirements in terms of required principal and interest payments.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through September 30,2000 totaling $900,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. In addition, in April 1999, the Company entered into a loan agreement with ICC for $3,000,000 with interest at 1% above the prime rate. This loan was increased to $7,752,000 in July 2000 and further increased to $11,837,000 in September 2000.

The Company has a deferred tax asset of $6,200,000 before the valuation allowance at September 30, 2000, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. Based on the assessment of all available evidence including the loss for the current period, its inconsistent operating results in prior years, the current status of the Company's business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax asset. Reductions in the valuation allowance, which could increase net income in the future, will be recorded when, in the opinion of management, the Company's ability to generate taxable income is considered more likely than not. Any realization of this asset in future periods would improve the liquidity of the Company.

The Company intends to spend an estimated $500,000 to $1,000,000 for capital improvements in the fiscal year ending June 30, 2001 to increase manufacturing capacity and reduce costs. The Company anticipates that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing, there can be no assurance that it will obtain the lease financing in the future.

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

          o The Company initiated at the end of calendar 1999 a cost reduction program which has begun to show considerable benefits. A new operational and financial restructuring plan has been formulated to cover calendar 2001.

          o The Company has also appointed Josephthal & Co., Inc., a New York based investment banking firm, to explore strategic options for the Company and it expects to have discussions with potential investors or merger partners in the near future.

The Company believes that cash flow from operations, together with revolving credit and equipment and term loan financing plus continued financial support from ICC, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements through the end of calendar 2001. The Company expects these working capital needs will require it to obtain new revolving credit facilities in August 2001, when the credit and equipment term facility matures, either by extending, renewing, replacing or otherwise refinancing the facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          Not applicable


                           PART II. OTHER INFORMATION
                           --------------------------

Item 1    Legal Proceedings
          -----------------

          See Note 2 to Notes to Consolidated Financial Statements.

Item 2    Changes in Securities and Use of Proceeds
          -----------------------------------------

          None.

Item 3    Defaults upon Senior Securities
          -------------------------------

          None.

Item 4    Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------

          None.

Item 5    Other Information
          -----------------

          When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated", "estimate," "project," "expect," "believe," "hope," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, which speak only as of the date made.

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  EXHIBITS

               27.  Financial Data Schedule

          (b) REPORTS ON FORM 8-K - The Registrant filed the following reports on Form 8-K during the first quarter of the fiscal year ending June 30, 2001.

          Date of Report      Item Number (Summary)
          --------------      ---------------------

          July 14, 2000       5 (regarding delay in payment of interest on
                                 debentures)
          July 17, 2000       5 (regarding payment of interest on debentures)
          August 11, 2000     5 (regarding payment of interest on debentures)

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PHARMACEUTICAL FORMULATIONS, INC.
                        ---------------------------------
                                  (REGISTRANT)



Date: February 2, 2001             By:  /s/ James Ingram
      ----------------                  -------------------------
                                        James Ingram
                                        Chief Operating Officer and President
                                        (Principal Executive Officer)


Date: February 2, 2001             By:  /s/ R. Bradley Conner
      ----------------                  -------------------------
                                        R. Bradley Conner
                                        Chief Financial Officer and Controller
                                        (Principal Financial Officer)