Form 10-Q
period 2000-12-30
PHARMACEUTICAL FORMULATIONS INC
filed 2001-05-18
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended:                                                                        December 30, 2000

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________

              Commission File Number      0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2367644 (IRS Employer Identification No.)

460 Plainfield Avenue, Edison, NJ (Address of principal executive offices)	08818 (Zip code)

(Registrant's telephone number, including area code)	(732) 985-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X Yes   No

The number of shares outstanding of common stock, $.08 par value, as of January 31, 2001 was 30,329,671.

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                December 30, 2000    July 1,
                                            ASSETS                                (Unaudited)          2000
                                                                                -----------------  -------------
CURRENT ASSETS
   Cash                                                                           $   110,000      $   130,000
   Accounts receivable - net of allowance for doubtful accounts of $556,000
      and $406,000                                                                  9,842,000       11,947,000
   Inventories                                                                     12,526,000       14,810,000
   Prepaid expenses and other current assets                                        1,167,000          892,000
                                                                                -----------------  -------------
              Total current assets                                                 23,645,000       27,779,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of $24,392,000 and
      $22,856,000                                                                  14,443,000       15,917,000
OTHER ASSETS
   Other assets                                                                     1,067,000          869,000
                                                                                ----------------   -------------
                                                                                  $39,155,000      $44,565,000
                                                                                ================   =============

                               LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Current portion of long-term debt                                             $  9,183,000       $1,684,000
   Current portion of capital lease obligations                                     1,965,000        2,280,000
   Accounts payable                                                                14,422,000       18,546,000
   Accrued expenses                                                                 2,667,000        2,704,000
                                                                                ----------------   -------------

              Total current liabilities                                            28,237,000       25,214,000
                                                                                ----------------   -------------

LONG-TERM DEBT                                                                     21,385,000       26,268,000
                                                                                ----------------   -------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                 7,021,000        4,464,000
                                                                                ----------------   -------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $1.00 per share; 10,000,000 shares authorized;
      2,500,000 shares issued and outstanding                                       2,500,000        2,500,000
   Common stock, par value $.08 per share; 40,000,000 shares authorized;
      30,329,671 shares issued
    and outstanding                                                                 2,427,000        2,427,000
   Capital in excess of par value                                                  37,534,000       37,534,000
   Accumulated deficit                                                            (59,949,000)     (53,842,000)
                                                                                ----------------   -------------
              Total stockholders' deficiency                                      (17,488,000)     (11,381,000)
                                                                                ----------------   -------------
                                                                                  $39,155,000      $44,565,000
                                                                                ================   =============

See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                          Six Months Ended                 Three Months Ended
                                 --------------------------------  ----------------------------------
                                   December 30,     January 1,     December 30,       January 1,
                                       2000           2000            2000              2000
                                 --------------- ----------------  ---------------  ----------------

REVENUES
 Gross sales                     $26,682,000        $47,041,000     $12,625,000      $24,965,000
 Less: sales discounts and
  allowances                       1,630,000          3,003,000         733,000        1,906,000
                                 ---------------  ---------------  ---------------  ----------------
       NET SALES                  25,052,000         44,038,000      11,892,000       23,059,000
                                 ---------------  ---------------  ---------------  ----------------
COST AND EXPENSES
 Cost of goods sold               23,367,000         33,788,000      11,703,000       17,539,000
 Selling, general and
   administrative                  4,977,000          6,741,000       2,402,000        3,687,000
 Research and development            234,000            278,000         117,000          127,000
                                 ---------------  ---------------  ---------------  ----------------
                                  28,578,000         40,807,000      14,222,000       21,353,000
                                 ---------------  ---------------  ---------------  ----------------
       INCOME (LOSS) FROM
        OPERATIONS                (3,526,000)         3,231,000      (2,330,000)       1,706,000
                                 ---------------  ---------------  ---------------  ----------------
OTHER INCOME (EXPENSE)
 Interest expense                 (2,661,000)        (2,544,000)     (1,329,000)      (1,300,000)
 Other                                80,000             47,000          56,000           24,000
                                 ---------------  ---------------  ---------------  ----------------
                                  (2,581,000)        (2,497,000)     (1,273,000)      (1,276,000)
                                 ---------------  ---------------  ---------------  ----------------
       INCOME (LOSS) BEFORE
        INCOME TAXES              (6,107,000)           734,000      (3,603,000)         430,000
INCOME TAXES (BENEFIT)                                  250,000                          146,000
                                 ---------------  ---------------  ---------------  ----------------
       NET INCOME (LOSS)          (6,107,000)           484,000      (3,603,000)         284,000

Preferred stock dividend
  requirement                        100,000            100,000          50,000           50,000
                                 ---------------  ---------------  ---------------  ----------------
NET INCOME (LOSS)
  ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                   $(6,207,000)       $   384,000     $(3,653,000)     $   234,000
                                 ===============  ===============  ===============  ================

EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED              $     (0.20)       $       .01     $     (0.12)     $       .01
                                 ===============  ===============  ===============  ================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING       30,330,000         30,253,000      30,330,000       30,253,000
                                 ===============  ================ ===============  ================

See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                            Six Months Ended
                                                                                -----------------------------------
                                                                                     December        January
                                                                                     30, 2000         1, 2000
                                                                                -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $(6,107,000)     $  484,000
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization of property, plant and equipment                  1,780,000       1,591,000
      Amortization of bond discount, deferred financing costs and prepaid
        expenses                                                                        381,000         141,000
      Amortization of deferred gain on sale/leaseback                                   (47,000)        (47,000)
      Deferred income taxes                                                                             250,000
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                              2,105,000         485,000
        (Increase) decrease in inventories                                            2,284,000        (756,000)
        (Increase) decrease in other current assets                                    (378,000)        142,000
        (Decrease) in accounts payable, accrued
          expenses and income taxes payable                                          (4,114,000)     (1,281,000)
                                                                                ------------------  --------------

                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (4,246,000)      1,009,000
                                                                                ------------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other assets                                                  (224,000)         20,000
   Acquisition of property, plant and equipment, net                                   (156,000)       (118,000)
                                                                                ------------------  --------------

                NET CASH USED IN INVESTING ACTIVITIES                                  (380,000)        (98,000)
                                                                                ------------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) of capital lease obligations                                2,242,000      (1,266,000)
  Borrowings of long term debt                                                        2,364,000         360,000
                                                                                ------------------   -------------
                                                                                      4,606,000        (906,000)
                                                                                ------------------   -------------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

NET INCREASE (DECREASE) IN CASH                                                         (20,000)          5,000
CASH, BEGINNING OF PERIOD                                                               130,000         122,000
                                                                                ------------------   -------------
CASH, END OF PERIOD                                                                 $   110,000      $  127,000
                                                                                ==================   =============

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Interim Financial Reporting

The consolidated balance sheet as of July 1, 2000 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes. Certain amounts have been reclassified to conform with the current period presentation.

The accompanying unaudited financial statements presume that users have read the audited financial statements for the preceding fiscal year, as filed. Accordingly, footnotes which would substantially duplicate such disclosure have been omitted.

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

The results of operations and cash flows for the three months and six months ended December 30, 2000 are not necessarily indicative of the results to be expected for a full year.

Effective July 2, 2000, the Company changed the useful life of its machinery and equipment from 10 years to 15 years. This change in estimate will reduce depreciation expense by approximately $150,000 per quarter or $600,000 annually. Accordingly, net income as reported for the three and six months ended December 30, 2000 was increased by $150,000 and $300,000, respectively.

Note 2;	Commitments and Contingencies

Other than as described below, no material proceedings to which the Company is a party, or to which any of its properties are subject, are pending or are known to be contemplated, and the Company knows of no material legal proceedings, pending or threatened, or judgments entered against any director or officer of the Company in his capacity as such.

In May 1998, the Company brought an action against one of its former outside corporate counsels, arising out of matters related to Dr. Tesler, a former President of the Company, seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action is still pending.

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

The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company’s financial position or results of operations.

Note 3	Inventories Inventories consist of the following:

                                      December 30, 2000       July 1, 2000
                                      -----------------       ------------

            Raw materials                   $ 4,006,000        $ 3,967,000
            Work in progress                    375,000            914,000
            Finished goods                    8,145,000          9,929,000
                                            -----------        -----------
                                            $12,526,000        $14,810,000
                                            ===========        ===========
Note 4	Market for Common Stock and Dividends

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and was traded on the over-the-counter market (OTC Bulletin Boardsm, Pink Sheetstm symbol: PHFR) until November 20, 2000. Effective November 20, 2000 the Company’s common stock ceased to be quoted on the OTC Bulletin Board. While there may be isolated sales of the stock, there are no regular published quotations at this time. The Company will seek to have one or more market makers reapply to have the stock quoted. There can be no assurance that the stock will be quoted on the OTC Bulletin Board or any other issuer listing service, market or exchange.

No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $950,000 at December 30, 2000.

Note 5	Related Party Transactions

ICC, a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is an affiliated company. The following transactions with ICC are reflected in the consolidated financial statements as of or for the six months ended December 30, 2000 and January 1, 2000:

                                         December 30, 2000     January 1, 2000
                                         -----------------     ---------------

          Inventory purchases from ICC       $1,510,000            $1,439,000
          Interest charges from ICC             765,000               294,000
          Accounts payable to ICC             2,053,000             2,150,000
          Note payable to ICC                16,404,000             3,000,000
          Advances from ICC                           -             1,524,000
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross sales for the six months ended December 30, 2000 were $26,682,000 as compared to $47,041,000 in the comparable period in the prior fiscal year. The decrease of $20,359,000 or 43% was caused by the loss of business which was not replaced during the period. A substantial portion of such loss resulted from production and shipping problems and other difficulties experienced by the Company during the installation of the new computer system in fiscal 1999. Sales to two customers, CVS, Inc. and Costco Wholesale, were $6,886,000 or 26% of sales for the six months ended December 30, 2000 as compared to $13,111,000 or 28% of sales in the comparable period in the prior fiscal year. Gross sales for the three months ended December 30, 2000 were $12,625,000 as compared to $24,965,000 in the comparable period in the prior fiscal year. The decrease of $12,340,000 or 49% is mainly a result of the items discussed above.

Net sales for the six months ended December 30, 2000 were $25,052,000 as compared to $44,038,000 in the prior year period. Net sales for the three months ended December 30, 2000 were $11,892,000 as compared to $23,059,000 in the prior year period. The decrease was due to the decrease in gross sales, net of a decrease in sales discounts and allowances.

Cost of sales as a percentage of net sales was 93% for the six months ended December 30, 2000 as compared to 77% in the prior fiscal year period. Cost of sales as a percentage of net sales was 98% for the three months ended December 30, 2000 as compared to 76% in the prior fiscal year period. These increases resulted primarily from the reduced level of production. Although the Company has improved the efficiency of its manufacturing operation, the cost of sales percentage increased because the total fixed costs were allocated to the reduced number of units produced.

Selling, general and administrative expenses were $4,977,000 or 20% of net sales for the six months ended December 30, 2000 as compared to $6,741,000 or 15% of net sales for the comparable period in the prior fiscal year. Selling, general and administrative expenses were $2,402,000 or 20% of net sales for the three months ended December 30, 2000 as compared to $3,687,000 or 16% of net sales in the comparable period in the prior fiscal year. The decrease in expenses is primarily the result of reductions in distribution expenses and sales and marketing expenses which are related to the decrease in sales.

Research and development costs were $234,000 for the six months ended December 30, 2000 as compared to $278,000 for the comparable period in the prior fiscal year. Research and development costs were $117,000 for the three months ended December 30, 2000 as compared to $127,000 in the comparable period in the prior fiscal year.

Interest expense was $2,661,000 for the six months ended December 30, 2000 as compared to $2,544,000 in the comparable period in the prior fiscal year. Interest expense was $1,329,000 for the three months ended December 30, 2000 as compared to $1,300,000 in the comparable period in the prior fiscal year. The increase in interest expense is primarily a result of increased borrowings and higher interest rates.

Based on the assessment of all available evidence including the pre-tax loss of $6,107,000 and $3,603,000 for the six and three months ended December 30, 2000, its inconsistent operating results in prior years, the current status of the Company’s business and the uncertainty with respect to generating taxable income in future years, management did not record a tax benefit related to the current period loss. Such benefit, which could increase net income in the future, will be recorded when, in the opinion of management, the Company’s ability to generate taxable income is considered more likely than not. For the six months ended January 1, 2000 the Company recorded a tax provision of $250,000, which related to the net income for the period.

The Company reported net losses of $6,107,000 and $3,603,000 for the six and three months ended December 30, 2000, respectively, or $.20 and $.12 per basic and diluted share, as compared to net income of $484,000 and $284,000, respectively, or $.01 and $.01 per basic and diluted share, in the comparable periods in the prior fiscal year.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume, (b) discontinuing marginal products and customers and (c) continuing efforts to reduce material costs and other costs. There can be no assurance that such efforts will be successful.

LIQUIDITY AND CAPITAL RESOURCES

Total cash used during the six months ended December 30, 2000 was $20,000.

Total funds used in operating activities were $4,246,000 for the six months ended December 30, 2000. This level was attributable to the loss of $6,107,000, a decrease in accounts payable and accrued expenses of $4,114,000 and an increase in other current assets of $378,000, offset by non cash charges of $2,114,000, a decrease in accounts receivable of $2,105,000 and a decrease in inventories of $2,284,000.

Net cash used in investing activities for the six months ended December 30, 2000 was $380,000 attributable to an increase in other assets and capital expenditures.

Net cash provided by financing activities for the six months ended December 30, 2000 was $4,606,000, which were used primarily to support the operating needs of the Company. The Company refinanced certain of its capital equipment generating net proceeds of $2,242,000 and received additional proceeds from debt borrowings, net of repayments of $2,364,000.

Working capital at December 30, 2000 includes $9,842,000 of accounts receivable as compared to $11,947,000 at July 1, 2000. The accounts receivable decrease of $2,105,000 is primarily a result of improved collections and a decrease in sales. Working capital also includes $12,526,000 of inventory as compared to $14,810,000 at July 1, 2000. The decrease is related to the improved management of physical quantities and reduced sales volume. Working capital also includes $17,089,000 of accounts payable and accrued expenses as compared to $21,250,000 at July 1, 2000. The decrease is primarily due to payment of accounts payable and the effects of reduced sales volume. As a result, the Company used $4,246,000 in cash for operations for the six months ended December 30, 2000.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At December 30, 2000, the Company had borrowed $9,059,000. Borrowings under the modified agreement, which expires August 4, 2001, initially bore interest at the prime rate less ¾%. The rate was increased to prime plus 1¾% effective April 1, 1999. On May 19, 2000 the line was further increased up to $2,500,000 over eligible receivables and inventories, up to the contractual limit. The agreement shall continue in effect until August 4, 2001 and shall be deemed automatically renewed for successive terms of two years thereafter unless terminated as of the end of the initial or any renewal term by either party giving the other notice at least sixty days prior to the end of the then current term. The Company also has convertible subordinated debentures outstanding and capitalized lease obligations which have a substantial impact on working capital requirements in terms of required principal and interest payments.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through December 30, 2000 totaling $950,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. In addition, in April 1999, the Company entered into a loan agreement with ICC for $3,000,000 with interest at 1% above the prime rate. This loan was increased to $7,752,000 in July 2000 and further increased to $11,837,000 in September 2000 and $16,404,000 in December 2000.

The Company has a deferred tax asset of $7,400,000 before the full valuation allowance established at December 30, 2000, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. Based on the assessment of all available evidence including the loss for the current period, its inconsistent operating results in prior years, the current status of the Company’s business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax asset. Reductions in the valuation allowance, which could benefit results of operations in the future, will be recorded when, in the opinion of management, the Company’s ability to generate taxable income is considered more likely than not.

The Company intends to spend an estimated $500,000 to $1,000,000 for capital improvements in the fiscal year ending June 30, 2001. The Company anticipates that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing, there can be no assurance that it will obtain the lease financing in the future.

ICC has in the past supported the Company by the provision of loans, replacing loans from its asset-based lenders, and providing the Company with working capital. The Company understands that it is ICC’s current intention to continue such support.

The Company continues its initiatives to increase revenues and improve operational efficiencies to restore profitability. As part of the restructuring and operational efforts, the Company has taken the following initiatives:

•	During calendar year 2000, the Company initiated major restructuring in its management team, culminating in the appointment of James Ingram as President of the Company as of October 10, 2000.

•	In late calendar 1999 and early 2000, the Company eliminated several unprofitable product lines.

•	In late calendar 1999 and early 2000, the Company eliminated several unprofitable product lines.

•	Starting in fiscal 1999 and continuing until today, the Company has improved the efficiency of its manufacturing, introduced major initiatives in inventory management, and concentrated on its customer service level.

•	In December 2000, certain assets were refinanced, providing an additional infusion of cash to support new product launches scheduled for 2001, to improve operations and to provide additional working capital. The refinancing was done with the support of ICC, which has agreed to continue to provide ongoing financial support to the Company where necessary.

•	The Company initiated at the end of calendar 1999 a cost reduction program, which has begun to show considerable benefits. A new operational and financial restructuring plan has been formulated to cover calendar 2001.

•	The Company has also appointed Josephthal & Co., Inc., a New York based investment banking firm, to explore strategic options for the Company.

The Company believes that cash flow from operations, together with revolving credit and equipment and term loan financing plus continued financial support from ICC, will be sufficient to fund the Company’s currently anticipated working capital, capital spending and debt service requirements through the end of calendar 2001. However, given the Company’s current status and the environment in which it operates, there can be no assurance of success. The Company expects these working capital needs will require it to obtain new revolving credit facilities in August 2001, when the credit and equipment term facility matures, either by extending, renewing, replacing or otherwise refinancing the facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS See Note 2 to Notes to Consolidated Financial Statements.

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS None.

ITEM 5	OTHER INFORMATION

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated”, “estimate,” “project,” “expect,” “believe,” “hope,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, given the Company’s current status and the environment in which it operates, which speak only as of the date made.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits None

(b)	Report on Form 8-K – The Registrant filed the following report on Form 8-K during the second quarter of the fiscal year ending June 30, 2001:

Date of Report December 20, 2000	Item Number (Summary) 5 (regarding delay in payment of interest on debentures)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC. (REGISTRANT)

Date: May 18, 2001	By: /s/ James Ingram James Ingram Chief Operating Officer and President (principal executive officer)

Date: May 18, 2001	By: /s/ R. Bradley Conner R. Bradley Conner Controller (chief accounting officer)