Form 10-Q
period 2001-03-31
PHARMACEUTICAL FORMULATIONS INC
filed 2001-05-18
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

          For the Quarterly Period Ended:                                                                        March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. X Yes   No

The number of shares outstanding of common stock, $.08 par value, as of April 30, 2001 was 30,329,671.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1                 FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                 March 31,
                                                                                    2000           July 1,
                                              ASSETS                            (Unaudited)         2000
                                                                                --------------  --------------

CURRENT ASSETS
   Cash                                                                         $   105,000     $   130,000
   Accounts receivable - net of allowance for doubtful accounts of $631,000
      and $406,000                                                                7,489,000      11,947,000
   Inventories                                                                   13,233,000      14,810,000
   Prepaid expenses and other current assets                                      1,228,000         892,000
                                                                                --------------  --------------
              Total current assets                                               22,055,000      27,779,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of $25,016,000 and
      $22,856,000                                                                13,920,000      15,917,000
OTHER ASSETS
   Other assets                                                                   1,073,000         869,000
                                                                                --------------  --------------
                                                                                $37,048,000     $44,565,000
                                                                                ==============  ==============

                                 LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Current portion of long-term debt                                            $ 8,806,000      $1,684,000
   Current portion of capital lease obligations                                   1,984,000       2,280,000
   Accounts payable                                                              16,010,000      18,546,000
   Accrued expenses                                                               2,457,000       2,704,000
                                                                                --------------  --------------

              Total current liabilities                                          29,257,000      25,214,000
                                                                                -------------   --------------

LONG-TERM DEBT                                                                   21,310,000      26,268,000
                                                                                --------------  --------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                               6,570,000       4,464,000
                                                                                --------------  --------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $1.00 per share; 10,000,000 shares authorized;
      2,500,000 shares issued and outstanding                                     2,500,000       2,500,000
   Common stock, par value $.08 per share; 40,000,000 shares authorized;
      30,329,671 shares issued
    and outstanding                                                               2,427,000       2,427,000
   Capital in excess of par value                                                37,534,000      37,534,000
   Accumulated deficit                                                          (62,550,000)    (53,842,000)
                                                                                --------------  --------------
              Total stockholders' deficiency                                    (20,089,000)    (11,381,000)
                                                                                --------------  --------------
                                                                                $37,048,000     $44,565,000
                                                                                ==============  ==============

See accompanying notes to consolidated financial statements

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                         Nine Months Ended                   Three Months Ended
                                    -------------------------------   --------------------------------
                                        March 31,        April 1,         March 31,      April 1,
                                          2001             2000            2001           2000
                                    -------------    --------------   -------------    --------------

REVENUES
 Gross sales                        $39,073,000      $67,246,000      $12,391,000       $20,205,000
 Less: sales discounts and
  allowances                          2,141,000        4,163,000          511,000         1,160,000
                                    -------------    --------------   --------------  ---------------
       NET SALES                     36,932,000       63,083,000       11,880,000        19,045,000
                                    -------------    --------------   --------------  ---------------
COST AND EXPENSES
 Cost of goods sold                  34,016,000       48,541,000       10,649,000        14,753,000
 Selling, general and
  administrative                      7,526,000        9,361,000        2,550,000         2,621,000
 Research and development               370,000          408,000          136,000           130,000
                                    -------------    --------------   --------------  ---------------
                                     41,912,000       58,310,000       13,335,000        17,504,000
                                    -------------    --------------   --------------  ---------------
       INCOME (LOSS) FROM
        OPERATIONS                   (4,980,000)       4,773,000       (1,455,000)        1,541,000
                                    -------------    --------------   --------------  ---------------
OTHER INCOME (EXPENSE)
 Interest expense                    (3,956,000)      (3,875,000)      (1,295,000)       (1,330,000)
 Other                                  228,000           69,000          149,000            22,000
                                    -------------    --------------   --------------  ---------------
                                     (3,728,000)      (3,806,000)      (1,146,000)       (1,308,000)
                                    -------------    --------------   --------------  ---------------
       INCOME (LOSS) BEFORE
        INCOME TAXES                 (8,708,000)         967,000       (2,601,000)          233,000
INCOME TAXES                                             327,000                             77,000
                                    -------------    --------------   --------------  ---------------
       NET INCOME (LOSS)             (8,708,000)         640,000       (2,601,000)          156,000

Preferred stock dividend
  requirement                           150,000          150,000           50,000            50,000
                                    -------------    --------------   --------------  ---------------
NET INCOME (LOSS)
  ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                      $(8,858,000)     $   490,000      $(2,651,000)      $   106,000
                                    =============    ==============   ==============  ===============

EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED                 $     (0.29)     $       .02      $     (0.09)      $       .01
                                    =============    ==============   ==============  ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          30,330,000       30,253,000       30,330,000        30,253,000
                                    =============    ==============   ==============  ===============

See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                         Nine Months Ended
                                                                                ------------------------------

                                                                                     March 31,      April 1,
                                                                                       2001           2000
                                                                                ----------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $(8,708,000)  $   640,000
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization of property, plant and equipment                  2,203,000     2,397,000
      Amortization of bond discount, deferred financing costs and prepaid
        expenses                                                                        551,000       212,000
      Amortization of deferred gain on sale/leaseback                                  (171,000)      (71,000)
      Deferred income taxes                                                                           213,000
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                              4,458,000     3,638,000
        (Increase) decrease in inventories                                            1,577,000      (279,000)
        (Increase) decrease in other current assets                                    (471,000)      215,000
         Decrease in income tax receivable                                                            947,000
         Decrease in accounts payable and accrued
          expenses                                                                   (2,612,000)   (1,596,000)
                                                                                ----------------  -------------

                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                  (3,173,000)    6,316,000
                                                                                ----------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in other assets                                                            (243,000)     (106,000)
   Acquisition of property, plant and equipment                                        (206,000)     (197,000)
                                                                                ----------------   ------------

                NET CASH USED IN INVESTING ACTIVITIES                                  (449,000)     (303,000)
                                                                                ----------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) of capital lease obligations                                1,810,000    (2,143,000)
  Borrowings (repayments) of long-term debt                                           1,787,000    (3,854,000)
                                                                                ----------------   ------------

                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   3,597,000    (5,997,000)
                                                                                ----------------   ------------
NET INCREASE (DECREASE) IN CASH                                                         (25,000)       16,000
CASH, BEGINNING OF PERIOD                                                               130,000       122,000
                                                                                ----------------   ------------
CASH, END OF PERIOD                                                                 $   105,000    $  138,000
                                                                                ================   ============

See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Interim Financial Reporting

The consolidated balance sheet as of July 1, 2000 has been derived from the audited consolidated balance sheet as of the fiscal year then ended and is presented for comparative purposes. Certain amounts have been reclassified to conform with the current period presentation.

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

The results of operations and cash flows for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for a full year.

Effective July 2, 2000, the Company changed the useful life of its machinery and equipment from 10 years to 15 years. This change in estimate will reduce depreciation expense by approximately $150,000 per quarter or $600,000 annually. Accordingly, net income as reported for the nine months ended March 31, 2001 was increased by $450,000 or $.01 per share as a result of this change.

Note 2	Commitments and Contingencies

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

In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois against the Company by Apotex Corporation and Torpharm, Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The complaint alleges that PFI agreed to purchase a certain product exclusively from Apotex. The counts specified in the complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a UCC action for the price of 3 million tablets. Management believes the lawsuit is without merit and is vigorously defending against it.

The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of all proceedings will not have a material adverse effect upon the Company’s financial position or results of operations.

Note 3	Inventories Inventories consist of the following:

                                         March 31, 2001     July 1, 2000
                                         --------------     ------------

                 Raw materials              $ 3,985,000      $ 3,967,000
                 Work in progress               578,000          914,000
                 Finished goods               8,670,000        9,929,000
                                            -----------      -----------
                                            $13,233,000      $14,810,000
                                            ===========      ===========
Note 4;	Market for Common Stock and Dividends

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and was traded on the over-the-counter market (OTC Bulletin Boardsm,Pink Sheetstm symbol: PHFR) until November 20, 2000. Effective November 20, 2000 the Company’s common stock ceased to be quoted on the OTC Bulletin Board. While there may be isolated sales of the stock, there are no regular published quotations at this time. The Company will seek to have one or more market makers reapply to have the stock quoted. There can be no assurance that the stock will be quoted on the OTC Bulletin Board or any other issuer listing service, market or exchange.

No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $1,000,000 at March 31, 2001.

Note 5	Related Party Transactions

ICC, a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is an affiliated company. The following transactions with ICC are reflected in the consolidated financial statements as of or for the nine months ended March 31, 2001 and April 1, 2000:

                                               March 31, 2001     April 1, 2000
                                               --------------     -------------

              Inventory purchases from ICC       $1,795,000         $2,280,000
              Interest charges from ICC           1,225,000            474,000
              Accounts payable to ICC             2,874,000          4,609,000
              Note payable to ICC                16,404,000          3,000,000
              Advances from ICC                   1,526,000          1,400,000
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross sales for the nine months ended March 31, 2001 were $39,073,000 as compared to $67,246,000 in the comparable period in the prior fiscal year. The decrease of $28,173,000 or 42% was caused by the loss of business which was not replaced during the period. A substantial portion of such loss resulted from lost business and customers due to production and shipping problems and other difficulties experienced by the Company during the installation of the new computer system in fiscal 1999. Sales to two customers, CVS, Inc. and Costco Wholesale, were $10,024,000 or 26% of sales for the nine months ended March 31, 2001 as compared to $15,896,000 or 24% of sales in the comparable period in the prior fiscal year. Gross sales for the three months ended March 31, 2001 were $12,391,000 as compared to $20,205,000 in the comparable period of the prior fiscal year. The decrease of $7,814,000 or 39% is mainly a result of the items discussed above.

Net sales for the nine months ended March 31, 2001 were $36,932,000 as compared to $63,083,000 in the prior year period. Net sales for the three months ended March 31, 2001 were $11,880,000 as compared to $19,045,000 of the prior year period. The decrease was due to the decrease in gross sales, offset by a decrease in sales discounts and allowances.

Cost of sales as a percentage of net sales was 92% for the nine months ended March 31, 2001 as compared to 77% in the prior fiscal year period. Cost of sales as a percentage of net sales was 90% for the three months ended March 31, 2001 as compared to 77% in the prior fiscal year period. These increases resulted primarily from the reduced level of production. Although the Company has improved the efficiency of its manufacturing operation, the cost of sales percentage increased because the total fixed costs were allocated to the reduced number of units produced.

Selling, general and administrative expenses were $7,526,000 or 20% of net sales for the nine months ended March 31, 2001 as compared to $9,361,000 or 15% of net sales for the comparable period in the prior fiscal year. Selling, general and administrative expenses were $2,550,000 or 21% of net sales for the three months ended March 31, 2001 as compared to $2,621,000 or 14% of net sales in the comparable period in the prior fiscal year. The decrease in expenses is primarily the result of reductions in distribution expenses and sales and marketing expenses which are related to the decrease in sales.

Research and development costs were $370,000 for the nine months ended March 31, 2001 as compared to $408,000 for the comparable period in the prior fiscal year. Research and development costs were $136,000 for the three months ended March 31, 2001 as compared to $130,000 in the comparable period in the prior fiscal year.

Interest expense was $3,956,000 for the nine months ended March 31, 2001 as compared to $3,875,000 in the comparable period in the prior fiscal year. Interest expense was $1,295,000 for the three months ended March 31, 2001 as compared to $1,330,000 in the comparable period in the prior fiscal year. The increase in interest expense for the nine months ended March 31, 2001 is primarily a result of increased borrowings.

Based on the assessment of all available evidence, including the pre-tax loss of $8,708,000 and $2,601,000 for the nine and three months ended March 31, 2001, its inconsistent operating results in prior years, the current status of the Company’s business and the uncertainty with respect to generating taxable income in future years, management did not record a tax benefit related to the current period loss. Such benefit, which could increase net income in the future, will be recorded when, in the opinion of management, the Company’s ability to generate taxable income is considered more likely than not. For the nine months ended April 1, 2000 the Company recorded a tax provision of $327,000, which related to the net income for the period.

The Company reported net losses of $8,708,000 and $2,601,000 for the nine and three months ended March 31, 2001, respectively, or $.29 and $.09 per basic and diluted share, as compared to net income of $490,000 and $106,000, respectively, or $.02 and $.01 per basic and diluted share, in the comparable periods in the prior fiscal year.

The Company continues to take steps aimed at increasing profitability. These steps include: (a) seeking new customers and products to increase sales volume, (b) discontinuing marginal products and customers and (c) continuing efforts to reduce material costs and other costs. There can be no assurance that such efforts will be successful.

LIQUIDITY AND CAPITAL RESOURCES

Total cash used during the nine months ended March 31, 2001 was $25,000.

Total funds used in operating activities were $3,173,000 for the nine months ended March 31, 2001. This level was attributable to the loss of $8,708,000, a decrease in accounts payable and accrued expenses of $2,612,000 and an increase in other current assets of $471,000, offset by non cash charges of $2,583,000, a decrease in accounts receivable of $4,458,000 and a decrease in inventories of $1,577,000.

Net cash used in investing activities for the nine-month period ended March 31, 2001 was $449,000 attributable to an increase in other assets and capital expenditures.

Net cash provided by financing activities for the nine months ended March 31, 2001 was $3,597,000, which were used primarily to support the operating needs of the Company. The Company refinanced certain of its capital equipment generating net proceeds of $1,810,000 and received additional proceeds from debt borrowings, net of repayments of $1,787,000.

Working capital at March 31, 2001 includes $7,489,000 of accounts receivable as compared to $11,947,000 at July 1, 2000. The accounts receivable decrease of $4,458,000 is primarily a result of improved collections and a decrease in sales. Working capital also includes $13,233,000 of inventory as compared to $14,810,000 at July 1, 2000. The decrease is related to the improved management of physical quantities and reduced sales volume. Working capital also includes $18,467,000 of accounts payable and accrued expenses as compared to $21,250,000 at July 1, 2000. The decrease is primarily due to payment of accounts payable and the effects of reduced sales volume. As a result, the Company used $3,173,000 in cash for operations for the nine months ended March 31, 2001.

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At March 31, 2001, the Company had borrowed $8,482,000. Borrowings under the modified agreement, which expires August 4, 2001, initially bore interest at the prime rate less ¾%. The rate was increased to prime plus 1¾% effective April 1, 1999. On May 19, 2000 the line was further increased up to $2,500,000 over eligible receivables and inventories, up to the contractual limit. The agreement shall continue in effect until August 4, 2001 and shall be deemed automatically renewed for successive terms of two years thereafter unless terminated as of the end of the initial or any renewal term by either party giving the other notice at least sixty days prior to the end of the then current term. The line of credit and equipment loan are classified as current liabilities due to the aforementioned termination clause included in the agreement. The Company also has convertible subordinated debentures outstanding and capitalized lease obligations which have a substantial impact on working capital requirements in terms of required principal and interest payments.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through March 31, 2001 totaling $1,000,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. In addition, in April 1999, the Company entered into a loan agreement with ICC for $3,000,000 with interest at 1% above the prime rate. This loan was increased to $7,752,000 in July 2000 and further increased to $11,837,000 in September 2000 and $16,404,000 in December 2000.

The Company has a deferred tax asset of $8,300,000 before the full valuation allowance established at March 31, 2001, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. Based on the assessment of all available evidence including the loss for the current period, its inconsistent operating results in prior years, the current status of the Company’s business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax asset. Reductions in the valuation allowance, which could benefit results of operations in the future, will be recorded when, in the opinion of management, the Company’s ability to generate taxable income is considered more likely than not.

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

The Company believes that cash flow from its revolving credit and equipment and term loan financing plus continued financial support from ICC, will be sufficient to fund the Company’s currently anticipated working capital, capital spending and debt service requirements through the end of calendar 2001. However, given the Company’s current status and the environment in which it operates, there can be no assurance of success. The Company expects these working capital needs will require it to obtain new revolving credit facilities in August 2001, when the credit and equipment term facility matures, either by extending, renewing, replacing or otherwise refinancing the facility. No assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished.

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits None

(b)	Report on Form 8-K – The Registrant filed the following report on Form 8-K during the third quarter of the fiscal year ending June 30, 2001:

Date of Report January 18, 2001	Item Number (Summary) 5 (regarding payment of interest on debentures)

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