Form 10-Q/A
period 2000-09-30
PHARMACEUTICAL FORMULATIONS INC
filed 2001-05-21
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

PART I. FINANCIAL INFORMATION

ITEM 1                 FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                           September 30,
                                                                                2000                 July 1,
                                                           ASSETS           (Unaudited)                2000
                                                                      ---------------------  --------------------

CURRENT ASSETS
   Cash                                                                     $   125,000            $   130,000
   Accounts receivable - net of allowance for doubtful
      accounts of $481,000 and $406,000                                      10,637,000             11,947,000
   Inventories                                                               14,644,000             14,810,000
   Prepaid expenses and other current assets                                  1,151,000                892,000
                                                                      ---------------------  --------------------
              Total current assets                                           26,557,000             27,779,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
       of $23,702,000 and $22,856,000                                        15,130,000             15,917,000
OTHER ASSETS
   Other assets                                                                 906,000                869,000
                                                                      ---------------------  --------------------
                                                                            $42,593,000            $44,565,000
                                                                      =====================  ====================

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Current portion of long-term debt                                          $ 14,366,000                 $1,684,000
   Current portion of capital lease obligations                               1,997,000              2,280,000
   Accounts payable                                                          16,500,000             18,546,000
   Accrued expenses                                                           2,788,000              2,704,000
                                                                      ---------------------  --------------------

              Total current liabilities                                         35,651,000                 25,214,000
                                                                      ---------------------  --------------------

LONG-TERM DEBT                                                                  16,783,000                 26,268,000
                                                                      ---------------------  --------------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                           4,044,000              4,464,000
                                                                      ---------------------  --------------------

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $1.00 per share;
      10,000,000 shares authorized; 2,500,000 shares
         issued and outstanding                                               2,500,000              2,500,000
   Common stock, par value $.08 per share;
         40,000,000 shares authorized; 30,329,671
         shares issued and outstanding                                        2,427,000              2,427,000
   Capital in excess of par value                                            37,534,000             37,534,000
   Accumulated deficit                                                      (56,346,000)           (53,842,000)
                                                                      ---------------------  --------------------
              Total stockholders' deficiency                                (13,885,000)           (11,381,000)
                                                                      ---------------------  --------------------
                                                                            $42,593,000            $44,565,000
                                                                      =====================  ====================

See accompanying notes to consolidated financial statements

 CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                             Three Months Ended
                                                                ---------------------------------------------
                                                                    September 30,           October 2,
                                                                        2000                   1999
                                                                ---------------------- ----------------------
REVENUES
  Gross sales                                                            $14,057,000            $22,076,000
  Less: Sales discounts and allowances                                       897,000              1,098,000
                                                                ---------------------- ----------------------
         NET SALES                                                        13,160,000             20,978,000
                                                                ---------------------- ----------------------
COST AND EXPENSES
  Cost of goods sold                                                      11,665,000             16,248,000
  Selling, general and administrative                                      2,575,000              3,055,000
  Research and development                                                   116,000                150,000
                                                                ---------------------- ----------------------
                                                                          14,356,000             19,453,000
                                                                ---------------------- ----------------------
         INCOME (LOSS) FROM OPERATIONS                                    (1,196,000)             1,525,000
                                                                ---------------------- ----------------------
OTHER INCOME (EXPENSE)
  Interest expense                                                        (1,332,000)            (1,245,000)
  Other                                                                       24,000                 24,000
                                                                ---------------------- ----------------------
                                                                          (1,308,000)            (1,221,000)
                                                                ---------------------- ----------------------
         INCOME (LOSS) BEFORE INCOME TAXES                                (2,504,000)               304,000
INCOME TAXES (BENEFIT)                                                                              103,000
                                                                ---------------------- ----------------------
         NET INCOME (LOSS)                                                (2,504,000)               201,000

Preferred stock dividend requirement                                          50,000                 50,000
                                                                ---------------------- ----------------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS                    $(2,554,000)           $   151,000
                                                                ====================== ======================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                               $(0.08)                 $0.01
                                                                ====================== ======================
                                                                          30,330,000             30,253,000
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                                ====================== ======================

See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                     Three Months Ended
                                                                         ---------------------------------------------
                                                                            September 30,            October 2,
                                                                                2000                    1999
                                                                         --------------------- -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $(2,504,000)            $  201,000
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization of property, plant and equipment             846,000                804,000
      Amortization of bond discount and deferred financing costs                 157,000                 71,000
      Amortization of deferred gain on sale/leaseback                            (24,000)               (24,000)
      Deferred income taxes                                                                             103,000
      Changes in current assets and liabilities:
         Decrease in accounts receivable                                       1,310,000                534,000
         Decrease in inventories                                                 166,000                820,000
        (Increase) in other current assets                                      (259,000)              (197,000)
        (Decrease) in accounts payable, accrued expenses
         and income taxes payable                                             (2,094,000)            (1,223,000)
                                                                         ------------------ -----------------------

                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           (2,402,000)             1,089,000
                                                                         ------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) in other assets                                                     (37,000)                (8,000)
  (Increase) decrease in property, plant and
      equipment, net                                                              65,000               (155,000)
                                                                         ------------------ -----------------------

                NET CASH USED IN INVESTING ACTIVITIES                             28,000               (163,000)
                                                                         ------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease obligations                             (703,000)              (676,000)
  Borrowings (repayments) of long term debt                                    3,072,000               (247,000)
                                                                         ------------------ -----------------------

                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            2,369,000               (923,000)
                                                                         ------------------ -----------------------
NET INCREASE (DECREASE) IN CASH                                                   (5,000)                 3,000
CASH, BEGINNING OF PERIOD                                                        130,000                122,000
                                                                         ------------------ -----------------------
CASH, END OF PERIOD                                                          $   125,000            $   125,000
                                                                         ================== =======================

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

Effective in the fourth quarter of fiscal 1999, the Company changed it’s fiscal year end from June 30 to the 52 or 53-week period which ends on the Saturday closest to June 30. Accordingly, quarterly periods will generally be comprised of 13 weeks and end on Saturday.

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

Note 3	Inventories Inventories consist of the following:

                Inventories consist of the following:

                                       September 30, 2000    July 1, 2000
                                       ------------------    ------------

                Raw materials            $ 4,150,000         $ 3,967,000
                Work in progress           1,043,000             914,000
                Finished goods             9,451,000           9,929,000
                                         --------------     ------------
                                         $14,644,000         $14,810,000
                                         ===========         ===========
Note 4;	Market for Common Stock and Dividends

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

The following transactions with ICC Industries Inc. (“ICC”), an affiliated company, are reflected in the consolidated financial statements as of or for the three months ended September 30, 2000 and October 2, 1999:

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

LIQUIDITY AND CAPITAL RESOURCES

Total cash used during the three months ended September 30, 2000 was $5,000.

Total funds used in operating activities were $2,402,000 for the three months ended September 30, 2000. This level was attributable to the loss of $2,504,000, a decrease in accounts payable and accrued expenses of $2,094,000 and an increase in other current assets of $259,000, offset by non cash charges of $979,000, a decrease in accounts receivable of $1,310,000 and a decrease in inventories of $166,000.

Net cash used in investing activities for the three months ended September 30, 2000 was $28,000 attributable to an increase in other assets offset by sales of capital equipment.

Net cash provided by financing activities for the three months ended September 30, 2000 was $2,369,000, which were used primarily to support the operating needs of the Company. The Company generated additional debt proceeds, net of repayments of $2,369,000.

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

On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount available under the line of credit and term loan is $25,000,000. At September 30, 2000, the Company had borrowed $14,333,000. Borrowings under the modified agreement, which expires August 7, 2001, bore interest at the prime rate less ¾%. Such borrowing rate was increased by 2% effective April 1, 1999. On May 19, 2000 the line was further increased up to $2,500,000 over eligible receivables and inventories, up to the contractual limit. Such increase is guaranteed by ICC. The Company also has convertible subordinated debentures outstanding and capitalized lease obligations which have a substantial impact on working capital requirements in terms of required principal and interest payments.

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

The Company continues its initiatives to increase revenues and improve operational efficiencies to restore profitability. As part of the restructuring and operational efforts, the Company has taken the following initiatives:

•	During calendar year 2000, the Company initiated major restructuring in its management team, culminating in the appointment of James Ingram as President of the Company as of October 10, 2000.

•	In late calendar 1999 and early 2000, the Company eliminated several unprofitable product lines.

•	Starting in fiscal 1999 and continuing until today, the Company has improved the efficiency of its manufacturing, introduced major initiatives in inventory management, and concentrated on its customer service level.

•	In December 2000, certain assets were refinanced, providing an additional infusion of cash to support new product launches scheduled for early 2001, to improve operations and to provide additional working capital. The refinancing was done with the support of ICC, which has agreed to continue to provide ongoing financial support to the Company where necessary.

•	At July 1, 2000, the Company was in violation of certain financial covenants; however, the violation has been waived. Management and its lending institution have also modified the covenants in the credit agreement such that further compliance will be more likely.

•	The Company initiated at the end of calendar 1999 a cost reduction program which has begun to show considerable benefits. A new operational and financial restructuring plan has been formulated to cover calendar 2001.

•	The Company has also appointed Josephthal & Co., Inc., a New York based investment banking firm, to explore strategic options for the Company and it expects to have discussions with potential investors or merger partners in the near future.

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

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: May 21, 2001	By: /S/ JAMES INGRAM James Ingram Chief Operating Officer and President (principal executive officer)

Date: May 21, 2001	By: /S/ R. BRADLEY CONNER R. Bradley Conner Controller (chief accounting officer)