Form 10-K
period 2001-06-30
PHARMACEUTICAL FORMULATIONS INC
filed 2001-10-03
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2001

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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   |X|

           The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on September 21, 2001 was approximately $796,374.

           As of September 21, 2001, there were 30,329,671 shares of Common Stock, par value $.08 per share, outstanding.

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

                     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated developments in any one or more of the following areas:

•	our ability, and the ability of certain of our vendors, to obtain and maintain approvals from the U.S. Food and Drug Administration for new products and other regulatory matters, and our ability to qualify additional vendors for significant raw material,
•	the receptivity of consumers to generic drugs,
•	the rate of our new product introductions and the receptivity of our customers to such products,
•	competition, including pressures which may require us to reduce our prices,
•	the number and nature of customers and their product orders, including material changes in orders from our most
•	significant customers,
•	ability of our vendors to continue to supply our needs, especially with respect to our key products such as ibuprofen,
•	borrowing costs, and our ability to generate cash flow to pay interest and scheduled amortization payments as well as our ability to refinance such indebtedness when it comes due (payment of the revolving loan with CIT is due on December 31, 2001), or to sell assets,
•	relations with our controlling shareholder, including its continuing willingness to provide financing and other resources,
•	our ability to have our shares quoted on the OTC Bulletin Board or another quotation system, stock exchange or stock market,
•	pending or new litigation, and
•	the continued involvement of key personnel or the ability to obtain suitable replacement personnel,

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

Introduction

                     Pharmaceutical Formulations, Inc. (PFI), a Delaware corporation, is a publicly-traded private label manufacturer and distributor of nonprescription (sometimes called "over-the-counter" or "OTC") solid dose pharmaceutical products (which are referred to in this report as "generic OTC products") in the United States. Such products, which are made in tablet, caplet or capsule form are primarily sold under our customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. We also sell and market a line of antifungal aerosols. To a limited extent, we also sell generic OTC products under our own brand names, including Health+Cross® and Health Pharm ®, which sales account for less than 1% of our total revenues.

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

Certain Relationships with ICC

                      In September 1991, we entered into an agreement with ICC Industries, Inc. (ICC) pursuant to which ICC was granted a series of options and related preemptive rights to acquire a total of approximately 66.7% of the outstanding shares of our common stock. ICC is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products which had calendar 2000 sales in excess of $1.6 billion. ICC and its subsidiaries have offices in key business centers around the world and own numerous manufacturing plants. ICC has exercised all of its options and certain of the related preemptive rights and currently owns an aggregate of 19,635,894 shares of common stock, representing approximately 64.7% of our outstanding common stock. In fiscal 1996, we sold 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock to ICC. The preferred stock is currently convertible into common stock at the option of ICC on three months notice to the Company. Each share of preferred stock is convertible to such number of shares of common stock as equals the then-current liquidation preference for such shares of preferred stock (currently $1.00) divided by the lower of the current market price for the common stock (as defined) at the conversion date (as defined) or $2.00 per share (subject to certain antidilution adjustments). (The current market price is defined as the average of the daily market prices (as defined) for the common stock for 30 consecutive trading days commencing 45 days prior to the conversion date, which is the third monthly anniversary date of the date of notice of conversion). On June 25, 2001 ICC gave notice to the Company of its intent to convert its preferred stock and unpaid dividends to common stock. With the applicable current market price equal to the average of the high and low asked price for the common stock on the third month anniversary of the notice of conversion (i.e. September 21, 2001) of $.075, the 2,500,000 shares of preferred stock would convert into 33,333,333 shares of common stock. After such conversion ICC would then own 66,969,227 shares of common stock, which would be 86.2% of the outstanding common stock. On September 18, 2001, PFI asked for and ICC has agreed to a 60 day delay. At this time there are not enough authorized but unissued shares to effect such a conversion. We currently intend to seek stockholder approval at the next annual meeting to an increase in the number of authorized shares. If the market price for the common stock is greater than $0.75 per share at the conversion date, ICC would own fewer shares, and if the market price is less than $0.75 per share ICC would own more shares, after any such conversion.

                     In addition, the Company purchases certain raw materials from ICC and previously leased equipment from ICC, and its affiliates. See "Certain Relationships and Related Transactions." On April 1, 1999, ICC provided a term loan of $3,000,000, which was increased to $7,752,000 on July 1, 2000 and further increased to $11,837,000 on September 30, 2000 and $16,404,000 on December 31, 2000. It also provided a guarantee of $2,000,000 in advances under a line of credit and $4,000,000 under a term loan from two lending institutions. The term loan is secured by a subordinated pledge of all the assets behind other secured indebtedness of the Company and is repayable in 12 monthly installments of $100,000 each commencing in February 2002 with the balance due in February 2003.

Products

                     Currently, we market more than 80 different types of generic OTC products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen, acetaminophen and naproxen sodium), cough-cold preparations, sinus/allergy products and gastrointestinal relief products. Sales of ibuprofen accounted for 26% in fiscal 2001, 36% in fiscal 2000 and 34% in fiscal 1999 of our total revenues.

                     Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and, we believe, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. We manufacture generic OTC products which we believe are chemically and therapeutically equivalent to such brand name products as Advil®, Aleve®, Anacin®, Tylenol®, Bufferin®, Ecotrin®, Motrin®, Excedrin®, Sominex®, Sudafed®, Comtrex®, Sinutab®, Dramamine®, Actifed®, Benadryl®, Allerest® and Tagamet® HB™, among other products.1

_________________

1	Such brand names, and other brand names mentioned in this report, are registered marks of companies unrelated to PFI, unless otherwise noted.

                     In November 1997 we entered into a joint venture with APG, Inc., through Healthcare Industries, LLC (formerly PFI LLC), a limited liability company owned in equal portions by APG, Inc. and the Company, to develop, manufacture and market certain healthcare products. APG, Inc. is the second largest privately-owned contract packager of aerosol products in the United States. The primary product marketed by this joint venture was a line of anti-fungal aerosols, which were first sold in July 1998.

Manufacturing

                     In order to manufacture generic OTC products, we acquire raw materials from suppliers located in the United States and abroad, including ICC, an affiliate of the Company. During fiscal 2001, we purchased $2,163,000 of raw materials from ICC.

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

Customers

                     Our customers consist of over 50 retailers (including major national and regional drug, supermarket and mass-merchandise chains), wholesalers, club stores, distributors and brand-name pharmaceutical companies. Sales to our various categories of customers in fiscal 2001, 2000 and 1999 by percentage of total sales were as follows:

                                                      Percentage of Sales
                                                  -------------------------
     Category                                     2001       2000      1999
     --------                                     ----       ----      ----

     Retail drug and supermarket chains and mass   86%        89%      93%
       merchandisers
     Wholesalers and distributors (in bulk)         8%        8%        5%
     Brand-name pharmaceutical companies            6%        3%        2%

Virtually all of these sales consisted of products which our customers sell under their own store brand or other labels.

                     Sales to customers which represented more than 10% of sales in any one or more of the years 2001, 2000 and 1999 were as follows:

                           Sales ($ and percentage of total sales)
                   -----------------------------------------------------
    Customer           2001                  2000                  1999
    --------           ----                  ----                  ----

    Costco       $ 6,692,000 (13%)     $13,778,000 (17%)     $12,522,000 (14%)
    Walgreens    $ 2,461,000 ( 5%)     $10,037,000 (12%)     $15,412,000 (17%)
    CVS          $ 6,566,000 (13%)     $ 7,458,000  (9%)     $ 7,903,000 (9%)

                     Other retail customers include American Stores, a grocery chain; BJ Wholesale Club, a warehouse discounter; Dollar General, a discount chain; Drug Mart, a drug store chain; Eckerd, a drug store chain; Family Dollar, a discount chain; Fleming Cos., a food wholesaler; H.E. Butt, a food chain; Kmart, a mass merchandise chain; Rite Aid, a drug store chain; Save-A-Lot, a discount chain; Food Lion/Hannaford, a food chain; Wakefern/Shoprite, a grocery store co-op; Wal-Mart, a mass merchandise chain; and Winn-Dixie, a grocery store chain.

                     The amounts of backlog orders at the end of fiscal 2001 and 2000 were not significant. International sales are not significant at this time.

Sales and Marketing

                     We have 15 employees in sales and customer service. This staff and over 14 independent brokers sell our generic OTC pharmaceutical products and our marketing services to current and potential customers. There are account teams servicing different geographic areas of the U.S., each headed by a sales director. A team is assigned to each retail customer, to focus on servicing that customer and making recommendations to help build retail store brand business.

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

                     Many OTC drug monographs have not yet been finalized. The FDA, however, generally permits the marketing of OTC drug products that conform to the proposed requirements of a non-final monograph. The FDA also permits the marketing of OTC products that do not conform to a non-final monograph subject to certain limitations. Normally, such products may be marketed, pending the effective date of the applicable final OTC drug monograph, if they are substantially similar to OTC drug products that were marketed OTC in the United States prior to December 4, 1975.

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

                     We believe that we are currently in compliance with FDA regulations. However, in anticipation of more stringent and extensive requirements by FDA, we undertook a major renovation and upgrade of our manufacturing plant. We believe that these improvements, which were substantially completed in 1996 at a cost of approximately $4,500,000, will help to satisfy both present and future FDA regulations and guidelines as well as facilitate our ability to produce state-of-the-art products for our customers.

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

Environmental Matters

                     The prior owner of our Edison, New Jersey manufacturing facility, Revco, conducted a soil and groundwater cleanup of such facility, under the New Jersey Industrial Site Recovery Act (ISRA), as administered by the New Jersey Department of Environmental Protection (NJDEP). NJDEP determined that the soil remediation was complete and approved the groundwater remediation plan, subject to certain conditions. Revco began operating a groundwater remediation treatment system in 1995. Although CVS (as the successor to Revco) is primarily responsible for the entire cost of the cleanup, we guaranteed the cleanup. In addition, we agreed to indemnify the owner of the facility under the terms of the 1989 sale lease-back. If CVS defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, we may be required to make payment for any cleanup. The likelihood of CVS being unable to satisfy any claims which may be made against it in connection with the facility, however, are remote in our opinion. Accordingly, we believe that we will not have to bear any costs associated with remediation of the facility and we will not need to make any material capital expenditures for environmental control facilities.

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

                     We maintain an experienced staff of five employees in our product development department, as well as other support staff to assist our customers. Our research and development activities are primarily related to the determination of the formula and specifications of the products desired by customers, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (i.e. tablet, caplet or capsule) and packaging of such products, as well as costs related to new products in development including costs associated with regulatory approvals. Our research and development expenditures were $443,000 in fiscal 2001, $537,000 in fiscal 2000 and $667,000 in fiscal 1999. The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what branded products are coming off patent in the near future and whether or not such products are appropriate for development by us. Expenditures in one year are not necessarily indicative of expenditures in future years. We expect to spend in fiscal 2002 between $500,000 and $1,000,000 on research and development activities consistent with our goal of continually increasing and improving our product line.

Patents and Trademarks

                     Allerfed®, Leg Ease®, Health+Cross® and Health Pharm® are federally registered trademarks owned by us. To the extent that our packaging and labeling of generic OTC products may be considered similar to the brand name products to which they are comparable, and to the extent that a court may determine that such similarity may constitute confusion over the source of the product, we may be subject to legal actions under state and Federal statutes and case law to enjoin the use of the packaging and for damages.

Insurance

                     We may be subject to product liability claims by persons damaged by the use of our products. We maintain product liability insurance for our generic OTC products covering up to $10,000,000. Although there have been no material product liability claims made against us to date, there can be no assurance that such coverage will adequately cover any claims which may be made or that such insurance will not significantly increase in cost or become unavailable in the future. The inability to maintain necessary product liability insurance would significantly restrict our ability to sell any products and could result in a cessation of our business.

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

Employees

                     As of June 30, 2001, we employed approximately 344 full-time employees. Of such employees, approximately 253 are engaged in manufacturing and operational activities and approximately 217 are covered by a collective bargaining agreement between the Company and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey, which expires in October 2001. Additionally, three employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. We had 15 persons employed in sales, customer service and graphic arts, 28 administrative and 48 laboratory technicians and scientists. We believe that our relations with our employees are satisfactory.

Operational Plan

                      The Company's revenues continued to be effected by the deteriorated customer relationships resulting in part from the Company's computer and system's conversion and product delivery problems which occurred in fiscal 1999.

                     The Company is addressing customer relationship issues and has begun the process of rebuilding its sales base through the initiatives detailed below. On a quarter to quarter comparison, sales have grown for the quarter ended June 30, 2001 for the first time in six quarters since the quarter ended January 1, 2000. Furthermore, sales for the quarter ended September 29, 2001 (the first quarter of the fiscal year ending June 29, 2002) are projected to increase from the previous quarter. The Company has begun implementing its plan to increase revenues and improve operational efficiencies to restore profitability. As part of these initiatives, the Company has undertaken the following:

•	Expanding custom manufacturing for some major pharmaceutical companies. Purchase orders have been received subsequent to June 30, 2001, which indicates this portion of the business should increase from its current levels.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers. The Company continues to evaluate product line and customer profitability.

•	Increasing its business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Exploring opportunities to expand its product line through joint venture marketing agreements.

•	Exploring opportunities to expand its international sales.

                     These objectives, along with sustaining market share and increasing sales are projected to be driven by the following:

•	Re-establishing strong relationships within the Company's distribution network.

•	Controlling and reducing, where appropriate, fixed and variable expenses.

•	Eliminating unprofitable product lines and customers.

•	Managing inventory levels more efficiently.

•	Improving manufacturing efficiencies.

•	Shortening delivery time.

•	Filing ANDAs for new products as they come to the OTC Market.

•	Obtaining marketing rights for products produced by other generic pharmaceutical manufacturers.

                      The Company believes that cash flow from operations, together with revolving credit and equipment and term loan financing plus continued financial support from ICC will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements during the 2002 fiscal year. The Company's revolving credit facility with a lending institution has been extended through December 31, 2001 and ICC continues to provide additional financial support. While no assurance can be given that any further extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide the Company with the necessary financing to continue its operations through December 31, 2002.

Item 2. Properties

                      We lease approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease which expires in 2004 with two five-year renewal options. The monthly rental is currently $159,136 per month and will increase on each 30th month after February 1997 by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

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

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

                      Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and was traded on the over-the-counter market (OTC Bulletin Boardsm, Pink Sheets(tm) symbol: PHFR) until November 20, 2000. Effective November 20, 2000 the Company's common stock ceased to be quoted on the OTC Bulletin Board. While there may be isolated sales of the stock, there are no regular published quotations at this time. The Company is seeking to have one or more market makers reapply to have the stock quoted. There can be no assurance that the stock will be quoted on the OTC Bulletin Board or on any other issuer listing service, market or exchange. Trading on the OTC Bulletin Board has been limited. There can be no assurance that an active trading market will ever develop for the common stock. As of June 30, 2001, there were 1,485 holders of record of the common stock. The following table sets forth the range of high and low closing bid quotations for the common stock as reported by Pink Sheets LLC through June 30, 2001. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                              High Bid     Low Bid
                                              --------     -------

Year Ended July 1, 2000
   First Quarter...........................   $ .35        $ .21
   Second Quarter..........................     .31          .18
   Third Quarter...........................     .81          .20
   Fourth Quarter..........................     .45          .20

Year Ending June 30, 2001
   First Quarter...........................   $ .26         $.20
   Second Quarter..........................     .25          .14
   Third Quarter...........................     .13          .01
   Fourth Quarter..........................     .25          .01

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

Item 6. Selected Financial Data

                     The selected consolidated financial data presented below for each of the five-years in the period ended June 30, 2001 are derived from the consolidated financial statements of the Company which financial statements have been audited by BDO Seidman, LLP, independent certified public accountants, whose report for each of the three years in the period ended June 30, 2001 appears elsewhere herein. During 1999 the Company changed its fiscal year end from June 30 to a 52-53 week period ended on the last Saturday closest to June 30. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                        June 30,  July 1,   July 3,   June 30,  June 30,
years ended                               2001     2000      1999       1998      1997
----------------------------------------------------------------------------------------
                                           (in thousands, except per share amounts)
Statement of Operations Data;

     Gross sales                        $51,777   $82,869   $89,821   $85,179   $75,013
     Net sales                           49,157    76,579    82,174    80,829    71,117
     Net income (loss)                  (14,592)   (7,918)   (6,565)    1,867     1,332
     Net income (loss) per share
       of common stock:
          Basic                            (.49)     (.26)     (.22)      .06       .04
          Diluted                          (.49)     (.26)     (.22)      .05       .04
     Weighted average common
       shares and dilutive securities
       outstanding:
          Basic                          30,330    30,260    30,253    30,199    29,559
          Diluted                        30,330    30,260    30,253    36,710    36,242
Balance Sheet Data:

     Current assets                     $19,174   $27,779   $38,003   $36,658   $29,939
     Current liabilities                 36,944    25,214    29,615    25,952    18,550
     Working capital (deficiency)       (17,770)    2,565     8,388    10,706    11,389
     Total assets                        32,923    44,565    59,653    59,864    48,734
     Long-term debt and
       capital lease obligations         21,952    30,732    33,548    30,536    28,734
     Stockholders' equity (deficiency)  (25,973)  (11,381)   (3,510)    3,055     1,077

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition at June 30, 2001

                      The net decrease in cash used during the fiscal year ended June 30, 2001 was $47,000.

                      Total funds used in operating activities were $3,565,000 for the fiscal year ended June 30, 2001. This amount was attributable to the loss of $14,592,000, a decrease in accounts payable and accrued expenses of $849,000 and an increase in other current assets of $377,000, offset by non-cash items of $3,480,000, a decrease in accounts receivable of $4,913,000 and a decrease in inventories of $3,860,000.

                      Net cash provided by investing activities for the fiscal year ended June 30, 2001 was $63,000, attributable to a decrease in other assets (sale of some fixed equipment) off set by an increase in capital expenditures.

                      Net cash provided by financing activities for the fiscal year ended June 30, 2001 was $3,455,000, which was used primarily to support the operating needs of the Company. The Company refinanced certain of its capital equipment, generating net proceeds of $2,142,000, and received additional proceeds from debt borrowings, net of repayments of $1,313,000.

                     Current assets at June 30, 2001 include $7,034,000 of accounts receivable as compared to $11,947,000 at July 1, 2000. The accounts receivable decrease of $4,913,000 is primarily a result of improved collections and a decrease in sales. Current assets also include $10,950,000 of inventory as compared to $14,810,000 at July 1, 2000. The decrease is related to the improved management of physical quantities and reduced sales volume. Current liabilities also include $13,709,000 of accounts payable and accrued expenses as compared to $17,192,000 at July 1, 2000. The decrease is primarily due to payment of accounts payable and the effects of reduced purchases.

                      On August 7, 1998, the Company modified its line of credit and equipment term loan with its financial institution. The maximum amount of the line of credit and term loan is $25,000,000. At June 30, 2001, borrowings were $8,917,000. Borrowings under the modified agreement, which expired August 7, 2001, bore interest at the prime rate less 3/4%. Such borrowing rate was increased by 2% effective April 1, 1999. In addition, on May 19, 2000 the line was further increased up to $2,500,000 over eligible receivables and inventories, as defined, up to the contractual limit. Such increase was guaranteed by ICC. In August 2001, the line of credit agreement was modified and extended through December 31, 2001. The borrowing rate was increased to prime + 2% (8.75% at June 30, 2001) and the maximum credit limit was reduced to $10 million. ICC has partially guaranteed this modification and extension. In addition, the Company has convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the working capital requirements in terms of principal and interest payments.

                      The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through June 30, 2001 totaling $1,050,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid or converted. On July 1, 2000 the Company entered into a loan agreement with ICC for $7,752,000 with interest at 1% above the prime rate (7.75% at June 30, 2001) which loan was increased to $11,837,000 on September 30, 2000 and further increased to $16,404,000 on December 31, 2001 with interest at 1% above the prime rate (7.75% at June 30, 2001).

                     The Company has a deferred tax asset of $11,266,000, before the valuation allowance at June 30, 2001, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. Based on the assessment of all available evidence including the loss for fiscal 2001, its inconsistent operating results in prior years, the current status of the Company's business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax assets.

                      The Company intends to spend an estimated $500,000 to $1,000,000 on capital improvements in the fiscal year ending June 30, 2002 to increase manufacturing capacity and reduce costs. The Company anticipates that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing, there can be no assurance the Company will obtain the equipment lease financing in the future.

                      ICC has supported the Company by the provision of loans, replacing loans from its asset-based lenders, and providing the Company with working capital.

                      The Company continues its initiatives to improve operational efficiencies to restore profitability. As part of these efforts, the Company has taken the following initiatives:

•	During calendar year 2000, the Company initiated major restructuring in its management team, culminating in the appointment of James Ingram as President of the Company as of October 9, 2000.

•	In December 2000, certain assets were refinanced, providing an additional infusion of cash to improve operations, provide additional working capital and support new product launches. The refinancing was done with the support of the Company's principal stockholder, ICC Industries Inc., which has agreed to continue to provide ongoing financial support to the Company where necessary and provided a $4 million guarantee in connection with a new capital lease.

•	Within its sales, general and administrative expenses, the Company incurred in excess of $1 million in non-recurring charges related to changes in conjunction with the ongoing initiatives.

•	A new operational and financial restructuring plan has been formulated to cover fiscal 2002.

                      The Company believes that cash flow from its revolving credit and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements through June 30, 2002. The company has extended its working capital facility through December 31, 2001. It expects the aforementioned working capital needs will require it to obtain new revolving credit facilities by December 31, 2001, when the credit facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide the Company with the necessary financing to continue its operations through calendar 2002.

Results of Operations for Fiscal 2001 Compared to Fiscal 2000

                     Gross sales for the fiscal year ended June 30, 2001 were $51,777,000 as compared to $82,869,000 in the prior fiscal year. A substantial portion of the decrease of $31,092,000 or 38% resulted from lost business and customers due to the after effects of production and shipping problems and other difficulties experienced by the Company during the installation of the new computer system in fiscal 1999. Sales to two customers, Walgreen Company and Costco Wholesale, were $9,153,000 or 18% of sales as compared to $23,815,000 or 29% of sales in the comparable period in the prior fiscal year.

                     Net sales for the fiscal year ended June 30, 2001 were $49,157,000 as compared to $76,579,000 in the prior year. The decrease was due to a reduction in gross sales, offset by a decrease in discounts and allowances. Additionally, the decrease was offset by a reduction in the number of customer rebate programs.

                     Cost of sales as a percentage of net sales was 95.4% for the fiscal year ended June 30, 2001 as compared to 82.8% in the prior fiscal year. This increase resulted primarily from the reduced level of production resulting from a decrease in sales. Although the Company has improved the efficiency of its manufacturing operation, the cost of sales percentage increased because the total fixed costs were allocated to the reduced number of units produced.

                     Selling, general and administrative expenses were $10,961,000 or 22% of net sales for the fiscal year ended June 30, 2001 as compared to $11,892,000 or 15.5% of net sales for the prior fiscal year. The decrease of $931,000 was mainly a result of decreased sales, legal and distribution expenses.

                     Research and development costs were $443,000 for fiscal 2001 as compared to $537,000 for the prior fiscal year.

                     Interest expense was $5,208,000 for the fiscal year ended June 30, 2001 as compared to $4,904,000 in the prior fiscal year. The net increase of $304,000 resulted primarily from increased borrowings from ICC, partly offset by a decrease in long-term debt and the Company's revolving credit facility.

                     No provision for income tax was made for fiscal 2001.

                     Net loss for the fiscal year ended June 30, 2001 was $14,592,000 or $.49 per share as compared to $7,918,000 or $.26 per share in the prior fiscal year.

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

                      Net loss for the fiscal year ended July 1, 2000 was $7,918,000 or $.26 per share as compared to $6,565,000 or $.22 per share in the prior fiscal year.

Effects of Inflation

                      We do not believe that inflation had a material effect on our operations for the fiscal years 2001, 2000 and 1999.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

                     Not applicable

Item 8. Financial Statements and Supplementary Data

Financial Statements for the Three Years Ended June 30, 2001 for Pharmaceutical Formulations, Inc. and Subsidiaries

Report of Independent Certified Public Accountants	F-1

Consolidated Financial Statements

Balance Sheets at June 30, 2001 and July 1, 2000	F-2

Statements of Operations for the Years Ended June 30, 2001, July 1, 2000 and July 3, 1999	F-3

Statements of Changes in Stockholders' (Deficiency) for the Years Ended June 30, 2001, July 1, 2000 and July 3, 1999	F-4

Statements of Cash Flows for the Years Ended June 30, 2001, July 1, 2000 and July 3, 1999	F-5

Notes to Consolidated Financial Statements	F-6 thru F-27

Financial Statement Schedule

Report of Independent Certified Public Accountants on Financial Statement Schedule	F-28

Schedule II - Valuation and Qualifying Accounts	F-29

Pharmaceutical Formulations, Inc.
and Subsidiaries

CONTENTS

Report of Independent Certified Public Accountants	F-1
Balance sheets	F-2
Statements of operations	F-3
Statements of changes in stockholders' (deficiency)	F-4
Statements of cash flows	F-5
Notes to consolidated financial statements	F-6 - F-27

Consolidated financial statements:

Report of independent certified public accountants on financial statement schedule	F-28

Supplemental schedule:
Schedule II - Valuation and Qualifying Accounts	F-29

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 2001 and July 1, 2000, and the related consolidated statements of operations, changes in stockholders' (deficiency) and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of June 30, 2001 and July 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
Woodbridge, New Jersey
September 24, 2001

Pharmaceutical Formulations, Inc.
and Subsidiaries

Consolidated Balance Sheets

                                                                   JUNE 30, 2001       July 1, 2000
----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash                                                          $        83,000     $      130,000
   Accounts receivable, net of allowance for doubtful
      accounts of $706,000 and $406,000                                7,034,000         11,947,000
   Inventories                                                        10,950,000         14,810,000
   Prepaid expenses and other current assets                           1,107,000            892,000
----------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                         19,174,000         27,779,000
PROPERTY, PLANT AND EQUIPMENT, NET                                    13,110,000         15,917,000
OTHER ASSETS                                                             639,000            869,000
----------------------------------------------------------------------------------------------------
                                                                    $ 32,923,000       $ 44,565,000
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES:
   Current portion of capital lease obligations                    $   2,009,000      $   2,280,000
   Current portion of long-term debt                                  14,693,000          1,684,000
   Due to ICC Industries Inc.                                          6,533,000          4,058,000
   Accounts payable                                                   11,134,000         14,488,000
   Accrued expenses                                                    2,575,000          2,704,000
----------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                    36,944,000         25,214,000
----------------------------------------------------------------------------------------------------
LONG-TERM CAPITAL LEASE OBLIGATIONS, LESS CURRENT MATURITIES           6,048,000          4,464,000
----------------------------------------------------------------------------------------------------
Long-term debt, less current maturities:

   Revolving/term loans                                                                  14,187,000
   Convertible debentures                                                                 4,329,000
   Note payable to ICC Industries Inc.                                15,904,000          7,752,000
----------------------------------------------------------------------------------------------------
TOTAL LONG-TERM DEBT, LESS CURRENT MATURITIES                         15,904,000         26,268,000
----------------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------------------------------
STOCKHOLDERS' (DEFICIENCY):
   Preferred stock, par value $1.00 per share;
      10,000,000 shares authorized; 2,500,000 shares
      issued and outstanding                                           2,500,000          2,500,000
   Common stock, par value $.08 per share; 40,000,000
      shares authorized; 30,329,671 shares issued and
      outstanding;                                                     2,427,000          2,427,000
   Capital in excess of par value                                     37,534,000         37,534,000
   Accumulated deficit                                               (68,434,000)       (53,842,000)
----------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' (DEFICIENCY)                            (25,973,000)       (11,381,000)
----------------------------------------------------------------------------------------------------
                                                                    $ 32,923,000       $ 44,565,000
----------------------------------------------------------------------------------------------------

                                         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pharmaceutical Formulations, Inc.
and Subsidiaries

Consolidated Statements of Operations

YEARS ENDED                                        JUNE 30, 2001  July 1, 2000  July 3, 1999
---------------------------------------------------------------------------------------------
GROSS SALES                                          $51,777,000   $82,869,000   $89,821,000
LESS: SALES DISCOUNTS AND ALLOWANCES                   2,620,000     6,290,000     7,647,000
---------------------------------------------------------------------------------------------
NET SALES                                             49,157,000    76,579,000    82,174,000
---------------------------------------------------------------------------------------------
COST AND EXPENSES:
   Cost of goods sold                                 46,887,000    63,390,000    70,970,000
   Selling, general and administrative                10,961,000    11,892,000    14,547,000
   Research and development                              443,000       537,000       667,000
---------------------------------------------------------------------------------------------
                                                      58,291,000    75,819,000    86,184,000
---------------------------------------------------------------------------------------------
         INCOME (LOSS) FROM OPERATIONS                (9,134,000)      760,000    (4,010,000)
---------------------------------------------------------------------------------------------
OTHER EXPENSES (INCOME):
   Interest expense                                    5,208,000     4,904,000     4,675,000
   Lawsuit settlement                                                              1,179,000
   Other, net                                            250,000       (94,000)     (128,000)
---------------------------------------------------------------------------------------------
                                                       5,458,000     4,810,000     5,726,000
---------------------------------------------------------------------------------------------
         (LOSS) BEFORE INCOME TAXES (BENEFIT)        (14,592,000)   (4,050,000)   (9,736,000)
INCOME TAXES (BENEFIT)                                               3,868,000    (3,171,000)
---------------------------------------------------------------------------------------------
NET (LOSS)                                           (14,592,000)   (7,918,000)   (6,565,000)
PREFERRED STOCK DIVIDEND REQUIREMENT                     200,000       200,000       200,000
---------------------------------------------------------------------------------------------
NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS      $(14,792,000) $ (8,118,000) $ (6,765,000)
---------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------
Net (loss) per common share:
   Basic and diluted                                $      (0.49)       $(0.26)       $(0.22)
---------------------------------------------------------------------------------------------
Basic and diluted average common shares outstanding   30,330,000    30,265,000    30,253,000

---------------------------------------------------------------------------------------------                                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Pharmaceutical Formulations, Inc.
and Subsidiaries

Consolidated Statements of Changes in Stockholders' (Deficiency)

Years ended June 30, 2001, July 1, 2000, and July 3, 1999
---------------------------------------------------------------------------------------------------------------
                               Preferred Stock               Common Stock
                          -------------------------   --------------------------    Capital in
                                          Amount at                    Amount at   Excess of Par   Accumulated
                          Shares issued   par value   Shares issued    Par Value       Value         Deficit
---------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998      2,500,000    $2,500,000    30,253,320     $2,421,000    $37,493,000   $(39,359,000)
Net loss                                                                                            (6,565,000)
---------------------------------------------------------------------------------------------------------------
BALANCE, JULY 3, 1999       2,500,000     2,500,000    30,253,320      2,421,000     37,493,000    (45,924,000)
Conversion of debentures                                   76,351          6,000         41,000
Net loss                                                                                            (7,918,000)
---------------------------------------------------------------------------------------------------------------
BALANCE, JULY 1, 2000       2,500,000     2,500,000    30,329,671      2,427,000     37,534,000    (53,842,000)
NET LOSS                                                                                           (14,592,000)
---------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001      2,500,000    $2,500,000    30,329,671     $2,427,000    $37,534,000   $(68,434,000)
---------------------------------------------------------------------------------------------------------------

                                                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Pharmaceutical Formulations, Inc.
and Subsidiaries

Consolidated Statements of Cash Flows

YEARS ENDED                                                 JUNE 30, 2001   July 1, 2000   July 3, 1999
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net (loss)                                                $(14,592,000)   $(7,918,000)   $(6,565,000)
   Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                           3,086,000      3,193,000      2,895,000
        Amortization of bond discount and deferred
          financing costs                                         553,000        405,000        300,000
        Amortization of deferred gain on sale of
          building                                               (159,000)       (94,000)       (95,000)
        Deferred income taxes                                                  3,756,000     (2,224,000)
   Changes in current assets and liabilities:
      (Increase) decrease in accounts receivable                4,913,000      4,653,000     (1,739,000)
      Decrease in inventories                                   3,860,000      3,106,000      2,180,000
      (Increase) decrease in other current assets                (377,000)       376,000       (476,000)
      (Increase) decrease in income tax receivable                               947,000       (947,000)
      Increase in deferred gain on sale / leaseback                                             170,000
      Increase (decrease) in accounts payable, accrued
        expenses and income taxes payable                        (849,000)    (3,474,000)     1,588,000
--------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    (3,565,000)     4,950,000     (4,913,000)
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of property, plant and equipment, net                (117,000)      (474,000)       (90,000)
   Decrease (increase) in other assets                            180,000       (461,000)       126,000
--------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES        63,000       (935,000)        36,000
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Borrowings (repayments) of long-term debt
     and line of credit                                         2,142,000     (1,258,000)     5,349,006
   Borrowings (repayments) of capital leases                   (2,687,000)    (2,749,000)    (2,958,000)
   Refinancing of capital leases                                4,000,000                     2,000,000
--------------------------------------------------------------------------------------------------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     3,455,000     (4,007,000)     4,391,000
--------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                   (47,000)         8,000       (486,000)
CASH AND EQUIVALENTS, BEGINNING OF YEAR                           130,000        122,000        608,000
--------------------------------------------------------------------------------------------------------
CASH AND EQUIVALENTS, END OF YEAR                            $     83,000    $   130,000    $   122,000
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

                            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Pharmaceutical Formulations, Inc.
and Subsidiaries

Notes to Consolidated Financial Statements

1.	Nature of the Business and Related Parties	Pharmaceutical Formulations, Inc. (the "Company") is primarily engaged in the manufacture and distribution of over-the-counter solid dosage pharmaceutical products in tablet, caplet and capsule form, which are sold under customers’ private labels. The Company also supplies bulk products to secondary distributors and re-packers as well as smaller competitors who do not have sophisticated research and development departments. It also engages in contract manufacturing of selected branded products for well-known major pharmaceutical companies. The Company also is engaged in the testing and research and development of new drug and health care products.

In September 1991, the Company entered into an option agreement with ICC Industries Inc. (“ICC”), which, as amended (the “Option Agreement”), provided for options and related preemptive rights to acquire a total of 64.7% of the number of shares of the Company’s common stock outstanding after exercise of all options. ICC has exercised all of its options and certain preemptive rights and miscellaneous options pursuant to the Option Agreement. The number of shares issued to ICC through June 30, 2001 was 19,635,894 at option prices ranging from $.1036 to $.75 per share.

In the event of any future issuance of shares of common stock of the Company pursuant to the exercise of existing options, warrants, conversion rights and other rights as they existed at September 24, 1992 (“Outstanding Rights”), issuance of common stock in settlement of the Company’s outstanding debts as of September 24, 1992, or issuance of shares of stock to key management, ICC shall be entitled to acquire additional shares to maintain the ownership percentage it holds immediately before such shares of common stock are issued. ICC’s exercise price for the shares is the lesser of $.25 or the exercise price or conversion price of the Outstanding Rights as the case may be. No preemptive rights were exercised by ICC in 1999, 2000 and 2001.

In connection with the Option Agreement, several key employees were granted, and have the right in the future to receive, shares of the Company’s common stock.

ICC supplies certain inventory and has, in the past, provided equipment financing to the Company. In addition to making advances to the Company ICC has provided a term loan which totals $16,404,000 at June 30, 2001.

The following transactions with ICC, are reflected in the consolidated financial statements as of or for the years ended June 30, 2001, July 1, 2000 and July 3, 1999:

                                Years Ended                   June 30, 2001   July 1, 2000  July 3, 1999
                                -------------------------------------------------------------------------------
                                Inventory purchases           $ 2,163,000      $3,145,000   $2,667,000
                                Services and finance fees       1,656,000         720,000      277,000
                                Accounts payable                6,533,000       3,598,000    2,639,000
                                Note payable                   16,404,000       7,752,000    3,000,000
                                -------------------------------------------------------------------------------
                                -------------------------------------------------------------------------------
2.	Financial Results and Liquidity	For the fiscal year ended June 30, 2001, the Company incurred a net loss of $14,592,000.

ICC has demonstrated its confidence in the Company's management and business plan by the provision of loans to the Company, replacing loans from its asset-based lenders, and providing the Company with working capital.

The Company’s revenues continued to be effected by the deteriorated customer relationships resulting in part from the Company’s computer and system’s conversion and product delivery problems which occurred in fiscal 1999.

The Company is addressing customer relationship issues and has begun the process of rebuilding its sales base through the initiatives detailed below. On a quarter to quarter comparison, sales have grown for the quarter ended June 30, 2001 for the first time in six quarters since the quarter ended January 1, 2000. The Company has begun implementing its plan to increase revenues and improve operational efficiencies to restore profitability. As part of these initiatives, the Company has undertaken the following:

•	During calendar year 2000, the Company initiated major restructuring in its management team, culminating in the appointment of James Ingram as President of the Company as of October 9, 2000.

•	In December 2000, certain assets were refinanced, providing an additional infusion of cash to improve operations, provide additional working capital and support new product launches. The refinancing was done with the support of the Company’s principal stockholder, ICC Industries Inc., which has agreed to continue to provide ongoing financial support to the Company where necessary and provided a $4 million guarantee in connection with a new capital lease.

•	Within its sales, general and administrative expenses, the Company incurred in excess of $1 million in non-recurring charges related to changes in conjunction with the ongoing initiatives.

A new operational and financial restructuring plan has been formulated to cover fiscal 2002. This operational plan includes the following:

•	Expanding custom manufacturing for some major pharmaceutical companies. Purchase orders have been received subsequent to June 30, 2001, which indicate this portion of the business should increase from its current levels.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers. The Company continues to evaluate product line and customer profitability.

•	Increasing its business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Exploring opportunities to expand its product line through joint venture marketing agreements.

•	Exploring opportunities to expand its international sales.

These objectives, along with sustaining market share and increasing sales are projected to be driven by:

•	Re-establishing strong relationships within the Company's distribution network.

•	Controlling and reducing, where appropriate, fixed and variable expenses.

•	Eliminating unprofitable product lines and customers.

•	Managing inventory levels more efficiently.

•	Improving manufacturing efficiencies.

•	Shortening delivery time.

•	Filing ANDAs for new products as they come to the OTC Market.

•	Obtaining marketing rights for products produced by other generic pharmaceutical manufacturers.

The Company believes that cash flow from revolving credit and equipment and term loan financing plus continued financial support from ICC will be sufficient to fund the Company’s currently anticipated working capital, capital spending and debt service requirements during the 2002 fiscal year. The Company’s revolving credit facility with a lending institution has been extended through December 31, 2001 and ICC continues to provide additional financial support. No assurance can be given that any further extension, renewal, replacement or refinancing can be successfully accomplished. However, ICC has committed to provide the Company with the necessary financing to continue its operations through December 31, 2002.

3.	Summary of Significant Accounting Policies	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All references to the “Company” include its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year

Effective in the fourth quarter of fiscal 1999, the Company changed its fiscal year-end to the 52 or 53-week period, which ends on the Saturday closest to June 30. There were 52 weeks in each of the three years in the period ended June 30, 2001.

Cash Equivalents

Cash equivalents consist of short-term, highly liquid investments, with a maturity of three months or less.

Inventories

Inventories are stated at the lower of cost or market with cost determined on a first in, first out (FIFO) basis.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets (five to fifteen years).

Revenue Recognition

Sales of products are recorded when products are shipped to customers. Estimated sales returns and allowances are accrued at the time revenues are recorded.

Earnings Per Share

The Company accounts for earnings per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options and warrants.

Basic and diluted losses per share are the same in each of the three years in the period ended June 30, 2001 because the impact of dilutive securities is anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers’ financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash in advance basis only. At June 30, 2001, approximately 48% of the accounts receivable balance was represented by six customers.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

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

Long-lived Assets

Effective July 1, 1996, the Company adopted SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of,” which provides guidance on how and when impairment losses are recognized on long-lived assets based on non-discounted cash flows. No impairment losses have occurred through June 30, 2001.

Stock Based Compensation

Effective July 1, 1996, the Company adopted SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for its stock options granted to employees.

Shipping and Handling Costs

During fiscal year 2001, the Company adopted Emerging Issue Task Force (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs charged to customers are included in the Company’s net sales. All other shipping and handling costs which approximated $1,400,000 in fiscal 2001were charged to selling and shipping expenses. Revenues from shipping and handling are not significant.

New Accounting Pronouncements

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, the Company has not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial positions and results of operations in any future acquisitions.

The Company adopted EITF 00-25, “Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer”. The impact of adopting this policy had an immaterial effect on the Company’s net sales.

Fair Value and Financial Instruments

Financial instruments of the Company include long-term debt. Based upon the current borrowing rates available to the Company, estimated fair values of the revolving credit and term loans (see Note 7) approximate their recorded carrying amounts. It was not deemed practical to determine the estimated fair value of the remaining debt. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short maturity of these items.

Collective Bargaining Agreement

Substantially all of the Company’s non-management employees are covered by a collective bargaining agreement, which expires in October 2001.

4.	Costs Related to Computer System Conversion	In order to upgrade services to customers, improving operating efficiencies and insure year 2000 compliance, the Company, during fiscal 1999, installed and implemented a new integrated computer system. This major system conversion caused serious disruptions in inventory control, shipping, production and planning resulting in reduced sales and increased cost of sales. In addition, the Company experienced delays in billings and collections that required an increase in borrowing levels resulting in additional interest expense. The Company was not able to identify all of the additional costs related to the conversion to the new computer system.

5.	Inventories	Inventories consist of the following:

                                                      June 30, 2001           July 1, 2000
                       ------------------------ ---------------------- ----------------------
                       Raw materials                  $   3,664,000           $  3,967,000
                       Work in process                      735,000                914,000
                       Finished goods                     6,551,000              9,929,000
                       ------------------------ ---------------------- ----------------------
                                                       $ 10,950,000            $14,810,000
                       ------------------------ ---------------------- ----------------------
                       ------------------------ ---------------------- ----------------------
6.	Property, Plant and Equipment	Property, plant equipment consist of the following:

                                                              June 30, 2001           July 1, 2000
                       ------------------------------------------------------- ----------------------------
                       Land and building                      $   8,348,000           $  8,348,000
                       Leasehold improvements                     5,851,000              6,783,000
                       Machinery and equipment                   24,272,000             23,346,000
                       Other                                        365,000                296,000
                       ------------------------------------------------------- ----------------------------
                                                                 38,836,000             38,773,000
                       Less:  Accumulated depreciation and
                                 amortization                    25,726,000             22,856,000
                       ------------------------------------------------------- ----------------------------
                                                               $ 13,110,000            $15,917,000
                       ------------------------------------------------------- ----------------------------
                       ------------------------------------------------------- ----------------------------
The net book value of property, plant and equipment under capital leases was $10,371,000 and $9,572,000 at June 30, 2001 and July 1, 2000, respectively.

7.	Long-term Debt and Capital Lease Obligations	Long-term debt and capital lease obligations consist of the following:

                                                             June 30, 2001                July 1, 2000
                        -------------------------------------------------------------------------------------------
                                                          Long-term      Capital     Long-Term      Capital
                                                            Debt          Leases       Debt          Leases
                        -------------------------------------------------------------------------------------------
                        Revolving/term loans (a)           $8,917,000               $15,347,000
                        Term loan due ICC (b)              16,404,000                 7,752,000
                        Convertible subordinated
                          debentures, $1,000 face value
                          less unamortized discount
                          of $798,000 and $1,300,000 (c)    4,263,000                 3,760,000
                        Convertible subordinated
                          debentures, $528,000 face
                          value (d)                           613,000                   613,000
                        New Jersey Economic
                          Develop-ment Authority Loan
                          (e)                                 400,000                   480,000
                        Building sale/leaseback (f)                       $3,236,000                 $4,033,000
                        Capital equipment lease
                          obligations (g)                                  4,821,000                  2,711,000
                        ----------------------------------------------------------------------------------------------
                                                           30,597,000      8,057,000 27,952,000       6,744,000
                        Less Current portion:              14,693,000      2,009,000  1,684,000       2,280,000
                        ----------------------------------------------------------------------------------------------
                                                          $15,904,000     $6,048,000$26,268,000      $4,464,000
                        ----------------------------------------------------------------------------------------------
                        ----------------------------------------------------------------------------------------------
a)	On August 7, 1998, the Company modified its line of credit and equipment term loan with its lending institution. The maximum available funds under this modification are $25,000,000. Advances under the revolving loans are limited to the sum of eligible accounts receivable and up to $12,500,000 of eligible inventory, as defined. In addition, on May 19, 2000, the line was further amended to provide up to a $2,500,000 advance beyond borrowing formulas which is guaranteed by ICC. Such advances are to be repaid in monthly installments of $100,000. The term loan was refinanced in 1998 to a total of $1,200,000 and is payable in 36 monthly installments of $30,000, with the balance due on August 7, 2001. The term loan and the revolving loan are secured by substantially all of the assets of the Company. Interest, payable monthly, at the prime rate, minus ¾% was increased by 2% effective April 1, 1999 resulting from the modification of certain contractual ratios. In August 2001, the revolving credit facility was modified and extended through December 31, 2001 at an interest rate of prime + 2% (8.75% at June 30, 2001) of which $2,000,000 is guaranteed by ICC with the maximum funds available being $10,000,000. In December 2000, the term loan was refinanced by another lender. The loan agreement contains certain covenants, which, among other things, prohibit the Company from making dividend payments and limit the Company’s annual capital expenditures.

b)	On December 31, 2000, the Company entered into a term loan and security agreement with ICC for $16,404,000 with interest payable monthly at 1% above the prime rate (7.75% at June 30, 2001). The loan is secured by a secondary security interest in all the assets of the Company. Principal payments are to commence in February 2002 at $100,000 per month with a final payment of $15,204,000 in February 2003.

c)	At June 30, 2001, the Company has 5,061 units outstanding consisting of a $1,000 principal amount convertible subordinate debenture due June 15, 2002 (the “8% Debentures”) with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $48 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par, plus an applicable premium, as defined.

d)	At June 30, 2001, the Company has 1,624 units outstanding consisting of $325 principal amount 8¼% convertible debentures due June 15, 2002 (which includes $528,000 face value and interest through maturity of $85,000). Interest is payable annually on June 30. The holders of the 8¼ % debentures may convert them at any time into shares of common stock at a conversion price of $.55 per share. The Company has no right to redeem the 8 ¼% Debentures.

e)	The loan, which is secured by certain equipment, bears interest at 6 3/8% and is due on June 1, 2002. A provision in the loan agreement allows the lender to declare the loan immediately due and payable if there has been an event of default in any of the Company’s other debt agreements.

f)	In August 1989, PFI entered into a sale and leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent was $107,000 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commencement and on each thirtieth month thereafter. On January 1, 2000, the monthly base rent increased to $145,000. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the gain on the sale and leaseback of approximately $750,000 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348,000), assuming a 13¼% interest rate factor, and is being amortized over the term of the lease.

g)	The Company leases various equipment under capital lease agreements. The terms of the leases vary from five to six years with monthly rentals of approximately $123,000. In December 2000, three capital lease agreements were refinanced with one $4,000,000 capital lease agreement payable over 5 years. This agreement is guaranteed by ICC. The interest rates under all capital leases range from 9% -13%.

The Company’s debt and obligations under capital leases mature in fiscal years as follows:

                                                          Capital Lease     Long-Term Debt
                                                          Obligations
                       ---------------------------------------------------------------------
                       2002                                $ 2,901,000        $14,693,000
                       2003                                  2,760,000         15,904,000
                       2004                                 2,521,000
                       2005                                 1,105,000
                       2006                                   500,000
                       --------------------------------------------------------------------
                       Total Payments                       9,787,000         $30,597,000
                       -------------------------------                    -----------------
                                                                          -----------------
                       Less: Amount representing interest  (1,730,000)
                       ------------------------------------------------
                       Present value of net minimum
                         lease payments                   $ 8,057,000
                       ------------------------------------------------
                       ------------------------------------------------
8.	Commitments and Contingencies	Commitments

In fiscal 1996, the Company entered into a long-term lease for a building adjacent to the Company’s manufacturing facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319,200 per annum for the first five years and $342,000 per annum for the balance of the initial term.

Contingencies

In July 1997, the Company received an arbitration demand from the Estate of Dr. Max Tesler, a former President of the Company, who died in 1996. For breaches of employment and other agreements between the Company and Dr. Tesler, the Estate claimed an award of compensatory damages, punitive damages, a certain number of shares of common stock of the Company and attorneys’ fees. The Company also brought counterclaims against the Estate.

In March 2000, the American Arbitration Association panel in New York awarded amounts to both the Estate and the Company. The panel awarded the Estate the amount of Tesler’s salary for approximately two years, which salary had been accrued in 1995. The panel also awarded the Estate a portion of its legal fees. The award dismissed all other Estate claims and ruled in favor of the Company on certain of its counterclaims. The net result of the arbitrators’ award is that the Company paid the Tesler Estate approximately $45,000 plus $75,000 of the Estate’s legal fees. The provision recorded by the Company in 1995 more than offset the amount paid to the Estate.

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

In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois against the Company by Apotex Corporation (“Apotex”) and Torpharm, Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The complaint alleges that the Company would purchase a certain product exclusively from Apotex. The counts specified in the complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a Uniform Commercial Code action for the price of 3 million tablets. Management believes the lawsuit is without merit and is vigorously defending against it.

The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of all current legal matters will not have a material adverse effect upon the Company’s financial position or results of operations.

9.	Income Taxes	Income tax expense (benefit) consist of the following federal taxes:

                                                  June 30,         July 1,            July 3,
                       YEARS ENDED                  2001            2000               1999
                       -------------------------------------------------------------------------
                       Current                     $   -        $   112,000        $  (947,000)
                       Deferred                        -          3,756,000         (2,224,000)
                       -------------------------------------------------------------------------
                       Total income tax expense
                       (benefit)                   $   -         $ 3,868,000        $(3,171,000)
                       -------------------------------------------------------------------------
                       -------------------------------------------------------------------------
The Company’s income tax expense (benefit) differ from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax loss as a result of the following:

                                                                June 30,       July 1,        July 3,
                     YEARS ENDED                                 2001           2000           1999
                     -----------------------------------------------------------------------------------
                     Statutory U.S. tax (benefit)            $(4,961,000)    $(1,241,000)   $(3,310,000)
                     Increase (decrease) resulting from:
                       Expiration of state net operating
                        loss carry forwards                      -                71,000              -
                       Net change in valuation account         5,871,000       4,731,000        364,000
                       Other                                    (910,000)        307,000       (225,000)
                     -----------------------------------------------------------------------------------
                     Effective income tax expense (benefit)  $   -            $3,868,000    $(3,171,000)
                     -----------------------------------------------------------------------------------
                     -----------------------------------------------------------------------------------
As of June 30, 2001, the Company had available net operating losses of approximately $23,791,000 for U.S. tax purposes, which expire through 2021. The utilization of losses that were generated prior to September 1991, which approximate $1,494,000 is limited to $166,000 per year for U.S. tax purposes due to the change in ownership resulting from ICC's investment. State income tax net operating loss carry forwards of approximately $33,555,000, which expire through 2007, are available to the Company.

Deferred tax assets are comprised of the following temporary differences:

                                                                       June 30, 2001       July 1, 2000
                       --------------------------------------------------------------------------------------
                       Tax benefit of state income tax net
                        operating loss carry forwards                   $  3,020,000         $1,238,000
                       Tax benefit of federal income tax net
                        operating loss carry forwards                      8,090,000          3,698,000
                       Depreciation                                         (472,000)            40,000
                       Deferred gain on sale/leaseback of building            70,000            102,000
                       Basis difference 8 1/4% debentures as a
                        result of restructuring                               29,000             29,000
                       Inventory valuation                                   (40,000)            46,000
                       Allowance for doubtful accounts                       465,000            138,000
                       Alternative minimum tax carry forward                 104,000            104,000
                       ----------------------------------------------------------------------------------------
                       Deferred tax asset                                 11,266,000          5,395,000
                       Valuation allowance                               (11,266,000)        (5,395,000)
                       ----------------------------------------------------------------------------------------
                       Net deferred tax asset                           $      -            $      -
                       ----------------------------------------------------------------------------------------
                       ----------------------------------------------------------------------------------------
Based on the assessment of all available evidence including the pre-tax loss of $14,592,000 for fiscal 2001, losses in the last three years, the current status of the Company’s business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax assets.

10.	Common Stock and Options	The Company has granted options to employees, directors and others under various stock option plans, lending arrangements, and under the ICC Option Agreement.

The following is a summary of stock options issued, exercised, forfeited or canceled during the period July 1, 1998 through June 30, 2001 (not including ICC preemptive rights or additional shares issuable to management in connection with ICC preemptive rights):

                                                                     Weighted Average
                                                                           Exercise
                                                           Shares          Price
                       --------------------------------------------------------------
                       Outstanding - June 30, 1998         1,747,000        $.77
                       Issued                                346,000        $.39
                       Forfeited                            (849,700)       $.65
                       --------------------------------------------------------------
                       Outstanding - July 3, 1999          1,243,300        $.72
                       Issued                                360,300        $.27
                       Forfeited                            (748,600)       $.77
                       --------------------------------------------------------------
                       Outstanding - July 1, 2000            855,000        $.49
                       Issued                                568,000        $.27
                       Forfeited                            (216,800)       $.48
                       --------------------------------------------------------------
                       Outstanding - June 30, 2001         1,206,200        $.36
                       --------------------------------------------------------------
                       Exercisable  - June 30, 2001          567,450        $.63
                       --------------------------------------------------------------
The following table summarizes information about stock options outstanding at June 30, 2001:

                                           Options Outstanding                           Options Exercisable
                       -----------------------------------------------------------------------------------------
                                          Number         Weighted        Weighted        Number        Weighted
                                        Outstanding      Average         Average      Exercisable      Average
                       Range of          at June 30,     Remaining       Exercise      at June 30,     Exercise
                       Exercise Prices     2001         Life (Years)      Price          2001           Price
                       -----------------------------------------------------------------------------------------
                             $0.85         60,450           0.2            $0.85          60,450         $0.85
                              0.84         82,500           1.4             0.84          82,500          0.84
                              0.80          7,000           1.2             0.80           7,000          0.80
                              0.41         79,500           2.4             0.41          79,500          0.41
                      0.22 to 0.89        153,000           3.1             0.33         153,000          0.33
                              0.75        110,000           2.8             0.75         110,000          0.75
                              0.23         75,000           3.5             0.23          75,000          0.23
                              0.27        638,750           4.0             0.27
                      -----------------------------------------------------------------------------------------
                                        1,206,200                                        567,450
                      -----------------------------------------------------------------------------------------
                      -----------------------------------------------------------------------------------------
The weighted average fair market value of options granted during the fiscal years 2001, 2000 and 1999 were $.11, $.12 and $.17, respectively.

As of June 30, 2001, substantially all outstanding stock options expire at various dates through fiscal year 2005. These options were granted at prices which were at or above quoted market value on the dates granted.

The Company has adopted the disclosures only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost been determined based on the fair value at the date of grant consistent with provisions of SFAS No. 123, the Company’s financial statements would have included the following:

                                                      June 30, 2001       July 1, 2000      July 3, 1999
                       ----------------------------------------------------------------------------------------
                       Net (loss) - as reported    $(14,592,000)       $(7,918,000)       $(6,565,000)
                       Net (loss) - pro forma      $(14,645,000)       $(7,948,000)       $(6,568,000)
                       -----------------------------------------------------------------------------------------
                       -----------------------------------------------------------------------------------------
The application of SFAS No. 123 had no effect on the Company’s net (loss) per share-basic and diluted during the years presented above.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 55%, 51% and 46% for 2001, 2000 and 1999, respectively, risk-free interest rate of 3.6%, 6% and 4.4% for 2001, 2000 and 1999, respectively, expected lives of 5 years and no dividend yield for each of the three years in the period ended June 30, 2001.

11.	Preferred Stock	On April 8, 1996, the Company sold 2,500,000 shares of Series A Preferred Stock to ICC for an aggregate of $2,500,000. The preferred stock is redeemable at the option of PFI and is currently convertible into common stock of the Company by ICC at the lower of market price of the common stock or $2.00 per share. The preferred stock accrues dividends at the rate of $.08 per share, payable semi-annually and is cumulative and non-participating. Dividends in arrears totaled $1,050,000 at June 30, 2001.

On June 25, 2001, ICC gave notice to the Company of their intent to convert their preferred stock and unpaid dividends to common stock. On September 18, 2001, the Company asked for and ICC has agreed to a 60-day delay. On that date there were not enough unissued common shares to effect such conversion.

12.	Major Customers and Products	For the fiscal years 2001, 2000 and 1999, 13%, 17%, and 14%, respectively, of net sales were derived from Costco Wholesale. Walgreen Company accounted for 5%, 12% and 17% of net sales for fiscal years 2001, 2000 and 1999, respectively. Sales to CVS, Inc. accounted for 13%, 9% and 9% of net sales for fiscal years 2001, 2000 and 1999 respectively.

For the fiscal years 2001, 2000 and 1999, sales of ibuprofen represented 26%, 36%, and 34% of net sales, respectively.

13.	Supplemental Cash Flow Information	Supplemental disclosures of cash flow information:

                       Fiscal Years                     2001           2000        1999
                       -----------------------------------------------------------------------------
                       Cash paid during the year:
                         Interest                       $4,816,000   $4,470,000  $4,195,000
                         Income taxes                                               150,000
                       -----------------------------------------------------------------------------
                       -----------------------------------------------------------------------------
Supplemental non-cash investing and financing information:

A capital lease obligation of $4,000,000 was incurred when the Company entered into a lease in fiscal 2001. No such obligations were incurred in fiscal 2000 and 1999, respectively. The Company converted debentures into common stock totalling $41,000 during the year ended July 1, 2000.

14.	Quarterly Data (Unaudited)

                                                  Three Months Ended
                               September 30       December 30           March 31           June 30
                                  (In thousands, except per share data)
2001

Net sales                       $13,160             $11,892             $11,880             $12,225

Gross profit (loss)               1,495                 189               1,231                (645)

Operating (loss)                 (1,196)             (2,330)             (1,455)             (4,153)

Net (loss)                       (2,504)             (3,603)             (2,601)             (5,884)

Net (loss) attributable
to common shareholders           (2,554)             (3,653)             (2,651)             (5,934)

(Loss) per common share,
basic and diluted                 (0.08)              (0.12)              (0.09)              (0.20)

2000

Net sales                        20,978              23,059              19,045              13,497

Gross profit (loss)               4,730               5,520               4,292              (1,353)

Operating income (loss)           1,525               1,706               1,541              (4,012)

Net income (loss)                   201                 284                 156              (8,559)

Net income (loss)
attributable to common
shareholders                        151                 234                 106              (8,609)

Earnings (loss) per common
share, basic and diluted           0.01                0.01                0.01               (0.29)

           Results for the fiscal quarter ended June 30, 2001 included $3.2 million of year-end adjustments related to inventory valuation, bad debts and other potential liabilities. In the fiscal quarter ended July 1, 2000, the Company fully reserved its deferred tax asset in the amount of $3.8 million.

Report of Independent Certified Public Accountants
      on Financial Statement Schedule

The audits referred to in our report dated September 24, 2001, relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule attached. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP
Woodbridge, New Jersey
September 24, 2001

Pharmaceutical Formulations, Inc.
and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

Allowance for doubtful      Balance at       Additions          Deductions       Balance at end
  accounts                  beginning of     charged to         write-offs         of period
                             period         costs & expenses    uncollectible
                                                                 accounts
--------------------------------------------------------------------------------------------------
Year ended June 30, 2001     $406,000         $422,000           $122,000           $706,000
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Year ended July 1, 2000      $255,000         $212,000           $ 61,000           $406,000
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------
Year ended July 3, 1999      $238,000         $125,000           $108,000           $255,000
--------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

           The directors of the Company as of June 30, 2001 were as set forth below.

•	RAY W. CHEESMAN, age 70, has been a director of the Company since July 1993, and was a consultant to KPMG Peat Marwick LLP, an international accounting firm from 1987 through June 1996. Prior thereto, Mr. Cheesman was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

•	JAMES C. INGRAM, age 60, has been the Company's President, Chief Operating Officer and a director of the Company since October 2000. Prior to joining the Company, he was Vice President of K.S.H. Corporation from 1986-1989, Vice President of Goodson Polymer Corp. from 1989-1991 and Executive Vice President of Primex Plastics Corp. from 1991-1996

•	JOHN L. ORAM, age 57, has been a director of the Company since July 1993. He was appointed Chairman of the Board in December 1995 and Chief Executive Officer in February 2000. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, an affiliate of the Company, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. Since 1980, Mr. Oram has been a director of Electrochemical Industries (1952) Ltd. ("EIL"), an Israeli subsidiary of ICC listed on the Tel- Aviv and American Stock Exchanges engaged in the manufacture and distribution of chemical products. From May 1996, Mr. Oram has been a director of Frutarom Industries Limited, a company spun-off from EIL and listed on the Tel-Aviv Stock Exchange engaged in the flavor and fragrance industry.

           The executive officers of the Company as of June 30, 2001 (or in the case of Mr. Kreil, as of August 23, 2001) were as set forth below:

     Name                          Positions
     ----                          ---------

     John Oram                     Chairman, Chief Executive Officer, Director

     James Ingram                  President, Chief Operating Officer, Director

     Susan Baer                    Vice President, General Counsel, Secretary
                                   She has left the Company as of July 31, 2001.

     Walter Kreil                  Chief Financial Officer
                                   Hired On August 23, 2001

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

                      SUSAN BAER, age 50, was the Company's Vice President and General Counsel from October 1999 until July 31, 2001. She was elected Secretary in December 1999. Prior to joining the Company, she was Vice President and General Counsel of Haarmann & Reimer Corporation from 1993 to 1999, its General Counsel from 1989 to 1993 and had been employed by affiliates of Haarmann & Reimer Corporation since 1979.

                      BRIAN BARBEE, age 51, has been Vice President, Scientific Affairs since 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory, between 1993 and 1995. He joined the Company in 1978 and became Director of Quality Assurance in 1982 and Director of Regulatory Affairs in 1988.

                      WALTER KREIL, CPA, 54, has over 30 years of progressive financial and accounting experience, the last 14 as Vice President and Chief Financial Officer of Ionbond Inc. an international metal coatings company. Previous to that he was Vice President and Controller of a publicly traded diversified manufacturing company. Prior to that he was Controller at a NYSE traded company. He began his career at Arthur Andersen & Company. He was hired on August 23, 2001.

                      WARD BARNEY, age 50, has been the Company's Vice President, Operations since June 1999. Prior to joining the Company, he was Vice President, Operations of Schein Pharmaceuticals, Inc. from 1997 to 1999 and Senior Vice President from 1994 to 1997 and has been in operations and engineering in the pharmaceutical industry for over 20 years.

                      ANTHONY CANTAFFA, age 58, has been the Company's Vice President, New Business Development since September 1997. Mr. Cantaffa also acted as Vice President, Operations from December 1998 to June 1999. He was Vice President, Mergers and Acquisitions from August 1995 until September 1997, Chief Financial Officer from 1998 until 1990 and from 1991 to 1995; and Chief Operating Officer from 1988 until 1995.

           Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and any exchange on which our securities may be traded. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that all such filing requirements for the year ended June 30, 2001 were complied with.

Item 11. Executive Compensation.

           The following table contains compensation data for our (i) Chief Executive Officer ("CEO"), (ii) our most highly compensated executive officers other than the CEO who were serving as executive officers at June 30, 2001, to the extent that salary and bonuses exceeded $100,000 and (iii) one person for whom disclosure would have been provided pursuant to clause (ii) but for the fact that such individual was not an executive officer at June 30, 2001 (together, these people are sometimes referred to as the "Named Executives"), for the most recent three fiscal years:

                                    Annual Compensation                 Long-Term Compensation
                                -----------------------------   -------------------------------------
                                                                         Awards            Payouts
                                                                 ------------------------  -------
                                                      Other      Restricted    Securities               All
                                                      Annual       Stock       Underlying    LTIP      Other
Name and                         Salary    Bonus   Compensation    Awards       Options    Payouts  Compensation
Principal Position      Year        $        $          $             $            #          $          $
------------------      ----    -------- --------  ------------  ----------    ----------  -------  ------------

John Oram               2001       ---      ---        ---           ---          ---        ---        ---
  Chairman, CEO         2000       ---      ---        ---           ---          ---        ---        ---
                        1999       ---      ---        ---           ---          ---        ---        ---

James Ingram            2001    $141,541    ---        ---           ---         75,000      ---        ---
  President, COO

Ward Barney             2001    $180,000    ---       $6,000 1       ---        100,000      ---        ---
  Vice President,       2000     180,000    ---        6,000 1       ---          ---        ---        ---
  Operations            1999       ---      ---                      ---         50,000      ---        ---

Anthony Cantaffa        2001    $170,000    ---        ---           ---         75,000      ---        ---
  Vice President,       2000     148,462    ---        ---           ---         50,000      ---        ---
  New Business          1999     126,635    ---        ---           ---          ---        ---        ---
  Development

Brian Barbee            2001    $128,615   $7,500      ---           ---         25,000      ---        ---
  Vice President,       2000     113,538    ---        ---           ---         18,000      ---        ---
  Scientific Affairs    1999     111,000    ---        ---           ---          7,000      ---        ---

Susan Baer              2001    $147,308    ---        ---           ---         25,000 4    ---        ---
  Vice President and    2000     105,961    ---        ---           ---         40,000 4    ---        ---
  General Counsel       1999       ---      ---        ---           ---           ---       ---        ---

Charles E. LaRosa 2     2001    $  ---      ---      171,041 3       ---           ---       ---        ---
  former President      2000     181,147    ---      118,841 3       ---           ---       ---        ---
  and Chief Executive   1999     299,988    ---        ---           ---           ---       ---        ---
  Officer

____________________
1    Mr. Barney's car allowance
2    Mr. LaRosa's employment ended in February 2000;
3    Severance paid as a result of termination of employment
4    The stock options terminated after employment ended

Option Grants in Fiscal 2001

           The following table contains information concerning the grant of stock options to the Named Executives during fiscal 2001 (we have no outstanding stock appreciation rights -"SARs"- and granted no SARs during fiscal 2000):

                                     Individual Grants
                         -----------------------------------------
                           Number of      Percent of                              Potential Realizable Value at
                         Securities     Total Options                                Assumed Annual Rates of
                          Underlying      Granted to      Exercise                 Stock Price Appreciation for
Name and                  Options       Employees in      Price     Expiration              Option Term 1
Principal Position        Granted        Fiscal Year   ($/Share) 2      Date      -------------------------------
------------------        --------     ---------------  ----------      ----           5%($)              10%($)
                                                                                      -----              ------

John Oram                    ---             ---            ---          ---            ---                ---

James Ingram                75,000           13%           $.27         07/05          $5,600            $11,200

Ward Barney                100,000           18%           $.27         07/05          $7,500            $15,000

Anthony Cantaffa           75,000            13%           $.27         07/05          $5,600            $11,200

Brian Barbee               25,000             4%           $.27         07/05          $1,900             $3,730

Susan Baer 3               25,000             4%           $.27         07/05           ---                ---

____________________

1	Executives may not sell or assign any option grants, which have value only to the extent of stock price appreciation, which will benefit all stockholders commensurately. The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. We did not use an alternate formula for a grant date valuation as we are not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

2	The exercise price is equal to or higher than the fair market value of our common stock on the date of the grant.

3	The stock options terminated after Ms. Baer's employment ended.

Aggregated Option Exercises and Fiscal Year-End Option Values in Fiscal 2001

           No options were exercised by any of our executive officers during fiscal 2001. The following table sets forth information with respect to the Named Executives concerning unexercised options held at fiscal year-end:

                                                         Number of                    Value of
                                                   Unexercised Securities      Unexercised In-the-Money
                                                        Underlying                    Options
                                                    Options at 6/30/01             at 6/30/01($)1
                                                   ----------------------      ------------------------
                      Shares       Realized
                    Acquired on     Value
Name                Exercise(#)       ($)       Exercisable  Unexercisabe     Exercisable  Unexercisable
----                -----------   ----------    -----------  ------------     -----------  -------------

John Oram               ---           ---          ---             ---            ---          ---
James Ingram            ---           ---         75,000           ---            ---          ---
Ward Barney             ---           ---        150,000           ---            ---          ---
Anthony Cantaffa        ---           ---        167,333           ---            ---          ---
Brian Barbee            ---           ---         77,750           ---            ---          ---
Susan Baer              ---           ---          ---             ---            ---          ---
Charles E. LaRosa       ---           ---          ---             ---            ---          ---

____________________

1	Market value of underlying securities at year end, as applicable, minus the exercise price. The high bid and low asked prices on the OTC Bulletin Board on June 30, 2001 were $ .20 and $ .20 respectively. All options are excluded since they are out of the money.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

           The following table shows information, as of June 30, 2001, with respect to the beneficial ownership of common stock by (i) each director, (ii) each Named Executive, (iii) each person or group known to us to own beneficially more than 5% of the outstanding common stock, and (iv) all executive officers and directors as a group (the addresses of all the persons named below is c/o Pharmaceutical Formulations, Inc. 460 Plainfield Avenue, Edison, NJ 08818 except for ICC Industries Inc., Dr. John J. Farber, John Oram, whose address is 460 Park Avenue, New York, NY 1002.

     Name and Address of              Amount and Nature of       Percentage
     Beneficial Owner                 Beneficial Ownership1       of Class
     ----------------------           --------------------       ----------
     ICC Industries Inc.                  19,635,894 2              64.7%
     Dr. John Farber                      19,635,894 2              64.7%
     John L. Oram                            161,536                  *
     James Ingram                             75,000 3
     Ward Barney                             150,000 3
     Ray W. Cheesman                         275,000 3                *
     Anthony Cantaffa                        237,788 3                *
     Brian Barbee                             82,750 3                *
     Officers and Directors as
       a Group (6 persons)                   982,073                 3.2%

___________________

*	Less than 1%.

1	Unless it is stated otherwise in any of the following notes, each holder owns the reported shares directly and has sole voting and investment power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days, including by way of exercise of outstanding options or the conversion of convertible securities which are, or during such 60-day period, become exercisable or convertible.

2	Does not include 2,330,148 shares includable in connection with ICC's limited preemptive rights since such rights are not currently exercisable nor can there be any assumption that they will become exercisable within 60 days after June 30, 2001. Such shares are issuable only upon the issuance by the Company of certain shares to other persons pursuant to agreements which were outstanding as of September 24, 1992. The issuance of shares to ICC pursuant to the limited preemptive rights is intended to maintain the preexisting equity ownership of ICC of approximately two-thirds of the outstanding shares (excluding shares which ICC may acquire upon conversion of convertible preferred shares). It also does not include any shares which may be issuable upon conversion of outstanding convertible preferred stock since such conversion can not occur until after three months prior written notice to the Company. Each share of preferred stock is convertible to such number of shares of common stock as equals the then-current liquidation preference for such shares of preferred stock (currently $1.00) divided by the lower of the current market price for the common stock (as defined) at the conversion date (as defined) or $2.00 per share (subject to certain antidilution adjustments). (The current market price is defined as the average of the daily market prices (as defined) for the common stock for 30 consecutive trading days commencing 45 days prior to the conversion date, which is the third monthly anniversary date of the date of notice of conversion). On June 25, 2001 ICC gave notice to the Company of its intent to convert its preferred stock and unpaid dividends to common stock. With the applicable current market price equal to the average of the high and low asked price for the common stock on the third month anniversary of the notice of conversion (i.e. September 21, 2001) of $.075, the 2,500,000 shares of preferred stock would convert into 33,333,333 shares of common stock. After such conversion ICC would then own 66,969,227 shares of common stock, which is 86.2% of the outstanding common stock. On September 18, 2001, PFI asked for and ICC has agreed to a 60 day delay. At this time there are not enough authorized but unissued shares to effect such a conversion. We currently intend to seek stockholder approval at the next annual meeting to an increase in the number of authorized shares. If the market price for the common stock is greater than $0.75 per share at the conversion date, ICC would own fewer shares, and if the market price is less than $0.75 per share ICC would own more shares, after any such conversion. Dr. Farber is the majority stockholder of ICC. See "Certain Relationships and Related Transactions."

3	Includes shares of common stock subject to stock options exercisable as of June 30, 2001 or within 60 days thereof as follows: Mr. Barbee 77,750; Mr. Barney 150,000, Mr. Cantaffa: 167,333; Mr. Cheesman: 75,000; Mr. Ingram 75,000 and all officers and directors as a group: 470,083.

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

           As of June 30, 2001, ICC owned a total of 19,635,894 shares of our common stock, representing approximately 64.7% of the total number of shares outstanding on that date, and it held rights to acquire additional shares under the Limited Preemptive Rights.

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

           We sold 2,500,000 shares of Series A Preferred Stock to ICC pursuant to a Stock Purchase Agreement between the Company and ICC dated April 8, 1996 for a payment of $2,500,000. See footnote 2 to the table at "Securities Ownership of Certain Beneficial Owners and Management" above for more information on how many shares would be issued upon conversion under certain assumed circumstances. Pursuant to the Stock Purchase Agreement, we agreed to (a) redeem some or all of the Series A Preferred Stock owned by ICC if we have made a registered public offering of our common stock and the proceeds of such offering shall have been sufficient to pay the redemption price and (b) allow ICC to surrender shares of Series A Preferred Stock, valued at the liquidation preference therefore plus accrued and unpaid dividends, in exercise of any warrants, options or other rights to purchase common stock which ICC may have or in payment of any shares of common stock purchased in any public offering. The foregoing covenants are conditioned upon our ability to undertake the required actions under applicable law and that the redemption or surrender of shares would not thereby cause us to fail to meet all requirements for listing or continued listing of our common stock on the Nasdaq Stock Market or such other exchange on which the common stock may be listed.

           Purchase of Raw Materials

           We purchased $2,163,000 of raw materials from ICC in 2001, $ 3,145,000 in 2000 and $2,667,000 in 1999.

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

           Since 1992, we have entered into various subleases of equipment and leasehold improvements from companies affiliated with ICC, for which we pay such affiliates fixed monthly fees. Such leases have various terms, expiring at different times between 1999 and 2001. In fiscal 1999, we assumed these subleases and are now making the lease payments directly to the leasing company previously associated with ICC. Upon expiration of the term of each lease, we are entitled to purchase the equipment for a price of $1.00. We no longer lease equipment from ICC.

           Loans

           On April 1, 1999, ICC provided a term loan of $3,000,000 which was increased to $7,752,000 on July 1, 2000. It also provided a temporary guarantee of $2,500,000 in advances under a line of credit and term loan from a lending institution. The term loan is secured by a subordinated pledge of all our assets and is repayable in 12 monthly installments of $100,000 each commencing in August 2001 with a final payment of $6,552,000 in August 2002. Interest is payable at 1% over prime. On September 30, 2000, the term loan was increased to $11,837,000 and the payment terms were modified and the term loan was increased to $16,404,000 in December 2000. It is repayable in 12 monthly installments of $100,000 each commencing in February 2002 with the balance due in February 2003. The temporary guarantee of $2,500,000 was replaced by a $2,000,000 guarantee in advances under a line of credit and a $4,000,000 guarantee under the term loan from lending institutions.

           The Company extended its revolving credit facilities through December 31, 2001. It refinanced part of its equipment term facility in December 2000. No assurance can be given that any such further extension, renewal, replacement or refinancing can be successfully accomplished. However, ICC has committed to provide the Company with the necessary financing to continue the operations through December 31, 2002.

           Legal Services

           In fiscal 1996 we appointed the law firm of Stroock & Stroock & Lavan LLP ("Stroock") as one of our legal counsel. Stroock has performed and continues to perform legal services for ICC in matters unrelated to us.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

                     (a)(1) and (2) Financial Statements and Financial Statement Schedule: See Item 8, "Financial Statements and Supplementary Data".

                     (a)(3) and (c) Exhibits: Exhibits are numbered in accordance with Item 601 of Regulation S-K.

(3)	Articles of Incorporation and By-Laws:

3.1	Articles of Incorporation, as amended (3)

3.2	By-laws, as amended (3)

(4)	Instruments defining the rights of security holders, including indentures:

4.1	Indenture (1)

4.2	New Indenture (2)

(10)	Material contracts:

                     10.3(A) Loan and Security Agreement dated August 4, 1989 between Fidelcor Business Credit Corporation (subsequently assumed by The CIT Group/Credit Finance, Inc. and the Registrant (formerly known as PharmaControl Corp.) (5)

                     10.3(B) Letter Agreement dated August 7, 1998 between The CIT Group/Credit Finance, Inc. ("CIT") and the Registrant amending the Loan and Security Agreement between the Registrant and Fidelcor Business Credit Corporation as assumed by The CIT Group/Credit Finance, Inc (the "CIT Loan Agreement")(12)

                     10.3(C) Letter Agreement dated April 1, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

                     10.3(D) Letter Agreement dated April 1, 1999 between CIT and ICC Industries Inc. ("ICC") amending the Intercreditor Agreement between ICC and CIT dated March 25, 1992 (14)

                     10.3(E) Letter Agreement dated April 1, 1999 between CIT and the Registrant amending Warrant Certificates dated April 1, 1992 for the purchase of 100,000 shares and March 30, 1993 for the purchase of 10,000 shares of common stock of the Registrant extending the expiration dates to March 31, 2004 (14)

                     10.3(F) Limited Guaranty dated April 1, 1999 by ICC in favor of CIT with respect to the CIT Loan Agreement (14)

                     10.3(G) Letter Agreement dated April 26, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

                     10.3(H) Letter Agreement dated June 2, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

                     10.3(I) Letter Agreement dated October 20, 1999 between CIT and the Registrant amending the CIT Loan Agreement (15)

                     10.3(J) Letter Agreement dated April 11, 2000 between CIT and the Registrant amending the CIT Loan Agreement (15)

                     10.3(K) Limited Guaranty dated April 11,2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (15)

                     10.3(L) Letter Agreement dated May 19, 2000 between CIT and the Registrant amending the CIT Loan Agreement (15)

                     10.3(M) Limited Guaranty dated May 19, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (15)

                     10.3(N) Letter Agreement dated August 23, 2001 between CIT and the Registrant amending the CIT Loan Agreement

                     10.3(O) Limited Guaranty dated December 20, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement

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

                      10.11 Form of Warrant Agreement dated October 1, 1992 between the Registrant (formerly known as PharmaControl Corp.) and Max A. Tesler, Anthony Cantaffa, George Chin and Sandra J. Brown)(7)*

                     10.12(A) 1994 Stock Option Plan (11)*

                     10.12(B) Form of option agreement under 1994 Stock Option Plan (11)*

                     10.13(A) Term Loan and Security Agreement dated as of April 1, 1999 between ICC and the Registrant (14)

                     10.13(B) Term Loan and Security Agreement dated as of July 1, 2000 between ICC and the Registrant (15)

                     10.13(C) Term Loan and Security Agreement dated as of September 30, 2000 between ICC and the Registrant

                     10.13(D) Term Loan and Security Agreement dated as of December 31, 2000 between ICC and the Registrant

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

(8) Filed with the Registrant's Annual Report on Form 10-K f or the year ended June 30, 1994 and incorporated herein by reference.

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

(12) Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference

(13) Incorporated by reference to the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996

(14) Filed with the Registrant's Annual Report on Form 10-K for the year ended July 3, 1999 and incorporated herein by reference

(15) Filed with the Registrant's Annual Report on Form 10-K for the year ended July 1, 2000 incorporated herein by reference

                      (b) Reports on Form 8-K - The Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2001:

     Date of Report      Item Number (Summary)
     --------------      ---------------------

     June 21, 2001       5 (regarding delay in payment of interest on debentures)
     July 11, 2001       5 (regarding delay in payment of interest on debentures)
     July 19, 2001       5 (regarding delay in payment of interest on debentures)
     July 31, 2001       5 (regarding delay in payment of interest on debentures)

SIGNATURES

                      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC. By: /s/ James Ingram James Ingram, President & Chief Operating Officer

Dated: October 3, 2001

                      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James Ingram James Ingram	President, Chief Operating Officer & Director	October 3, 2001

/s/ John L. Oram John L. Oram	Chairman of the Board	October 3, 2001

/s/ Walter Kreil Walter Kreil	Chief Financial Officer (Principal Accounting Officer)	October 3, 2001

/s/ Ray W. Cheesman Ray W. Cheesman	Director	October 3, 2001

EXHIBIT INDEX

10.3(N)	Letter Agreement dated August 23, 2001 between CIT and the Registrant amending the CIT Loan Agreement

10.3(O)	Limited Guaranty dated December 20, 2000 by ICC and favor of CIT with respect to the CIT Loan Agreement

10.13(C)	Term Loan and Security Agreement dated as of September 30, 2000 between ICC and the Registrant

10.13(D)	Term Loan and Security Agreement dated as of December 31, 2000 between ICC and the Registrant