Form 10-Q
period 2001-09-29
PHARMACEUTICAL FORMULATIONS INC
filed 2001-11-13
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:          September 29, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ____________ to _____________

Commission File Number 0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2367644 (I.R.S. Employer Identification No.)

460 Plainfield Avenue, Edison, NJ (Address of principal executive offices) (Registrant's telephone number, including area code)	08818 (Zip Code) (732) 985-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

The number of shares outstanding of common stock, $.08 par value, as of October 31, 2001 was 30,329,671.

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                                      CONSOLIDATED BALANCE SHEETS
                                      ---------------------------

                                                                          September 29,
                                                                              2001                June 30,
                                                           ASSETS         (Unaudited)               2001
                                                                    ----------------------   ------------------

CURRENT ASSETS
   Cash                                                                    $   278,000            $    83,000
   Accounts receivable - net of allowance for
      doubtful accounts of $781,000 and $706,000                             7,327,000              7,034,000
   Inventories                                                              10,777,000             10,950,000
   Prepaid expenses and other current assets                                 1,435,000              1,107,000
                                                                    ----------------------   --------------------
              Total current assets                                          19,817,000             19,174,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
      of $26,441,000 and $25,726,000                                        12,571,000             13,110,000
OTHER ASSETS
   Other assets                                                                624,000                639,000
                                                                    ----------------------   --------------------

                                                                           $33,012,000            $32,923,000
                                                                    ======================   ====================

                                        LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
   Current portion of long-term debt                                       $14,516,000            $14,693,000
   Current portion of capital lease obligations                              2,064,000              2,009,000
   Due to ICC Industries Inc.                                                8,586,000              6,533,000
   Accounts payable                                                         12,355,000             11,134,000
   Accrued expenses                                                          2,417,000              2,575,000
                                                                    ----------------------    -------------------

              Total current liabilities                                     39,938,000             36,944,000
                                                                    ----------------------    -------------------

LONG-TERM DEBT                                                              15,604,000             15,904,000
                                                                    ----------------------    -------------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                          5,512,000              6,048,000
                                                                    ----------------------    -------------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' (DEFICIENCY)
   Preferred stock, par value $1.00 per share;
      10,000,000 shares authorized; 2,500,000 shares                         2,500,000              2,500,000
   issued and outstanding
 Common stock, par value $.08 per share; 40,000,000
   shares authorized; 30,329,671 shares issued
    and outstanding                                                          2,427,000              2,427,000
 Capital in excess of par value                                             37,534,000             37,534,000
 Accumulated deficit                                                       (70,503,000)           (68,434,000)
                                                                    ----------------------    --------------------
              Total stockholders' (deficiency)                             (28,042,000)           (25,973,000)
                                                                    ----------------------    --------------------
                                                                           $33,012,000            $32,923,000
                                                                    ======================    ====================

                               See accompanying notes to consolidated financial statements

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                           -------------------------------------

                                                    (Unaudited)

                                                                                     Three Months Ended
                                                                    --------------------------------------------
                                                                           September 29,          September 30,
                                                                               2001                    2000
                                                                    ---------------------    ----------------------
REVENUES
  Gross sales                                                               $13,413,000            $14,057,000
  Less: Sales discounts and allowances                                          139,000                897,000
                                                                    ---------------------    ----------------------
         NET SALES                                                           13,274,000             13,160,000
                                                                    ---------------------    ----------------------
COST AND EXPENSES
  Cost of goods sold                                                         11,615,000             11,665,000
  Selling, general and administrative                                         2,432,000              2,575,000
  Research and development                                                       88,000                116,000
                                                                    --------------------- ----------------------
                                                                             14,135,000             14,356,000
                                                                    --------------------- ----------------------
         (LOSS) FROM OPERATIONS                                                (861,000)            (1,196,000)
                                                                    --------------------- ----------------------
OTHER INCOME (EXPENSE)
  Interest expense                                                           (1,292,000)            (1,332,000)
  Other                                                                          84,000                 24,000
                                                                    --------------------- ----------------------
                                                                             (1,208,000)            (1,308,000)
                                                                    --------------------- ----------------------
         (LOSS) BEFORE INCOME TAXES (BENEFIT)                                (2,069,000)            (2,504,000)
INCOME TAXES (BENEFIT)
                                                                    --------------------- ----------------------
         NET (LOSS)                                                          (2,069,000)            (2,504,000)

Preferred stock dividend requirement                                             50,000                 50,000
                                                                    ===================== ======================

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS                              $(2,119,000)           $(2,554,000)
                                                                    ===================== ======================

NET (LOSS) PER SHARE - BASIC AND DILUTED                                         $(0.07)                $(0.08)
                                                                    ===================== ======================
BASIC AND DILUTED AVERAGE COMMON SHARES OUTSTANDING                          30,330,000             30,330,000
                                                                    ===================== ======================

                               See accompanying notes to consolidated financial statements

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       -------------------------------------

                                                    (Unaudited)

                                                                          Three Months Ended
                                                            ------------------------------------------
                                                                September 29,         September 30,
                                                                    2001                   2000
                                                            ------------------ -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                      $(2,069,000)         $(2,504,000)
  Adjustments to reconcile net (loss) to net cash
    (used in) provided by operating activities:
      Depreciation and amortization of property,
         plant and equipment                                          715,000              846,000
      Amortization of bond discount and deferred
         financing costs                                              235,000              157,000
      Amortization of deferred gain on sale/leaseback                 (24,000)             (24,000)
      Changes in current assets and liabilities:
        (Increase) decrease in accounts receivable                   (293,000)           1,310,000
         Decrease in inventories                                      173,000              166,000
        (Increase) in other current assets                           (358,000)            (259,000)
         Increase (decrease) in due to ICC Industries Inc.          2,053,000           (1,323,000)
         Increase (decrease) in accounts payable and
           accrued expenses                                         1,087,000             (771,000)
                                                            ------------------ -----------------------

              NET CASH (USED IN) PROVIDED BY
               OPERATING ACTIVITIES                                 1,519,000           (2,402,000)
                                                            ------------------ -----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other assets                                   4,000              (37,000)
  (Increase) decrease in property, plant and
      equipment, net                                                 (177,000)              65,000
                                                            ------------------ -----------------------

                NET CASH PROVIDED BY (USED IN)
                    INVESTING ACTIVITIES                             (173,000)              28,000

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease obligations                  (481,000)            (703,000)
  Borrowings (repayments) of long term debt                          (670,000)           3,072,000
                                                            ------------------ -----------------------

                NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                              (1,151,000)           2,369,000
                                                            ------------------ -----------------------

NET INCREASE (DECREASE) IN CASH                                       195,000               (5,000)
CASH, BEGINNING OF PERIOD                                              83,000              130,000
                                                            ------------------ -----------------------

CASH, END OF PERIOD                                               $   278,000          $   125,000
                                                            ================== =======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Interim Financial Reporting

The consolidated balance sheet as of June 30, 2001 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes. Certain amounts have been reclassified to conform with the current period presentation.

The accompanying financial statements presume that users have read the audited financial statements for the fiscal year ended June 30, 2001. Accordingly, footnotes which would substantially duplicate such disclosure have been omitted.

The interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals.

The results of operations for the three months ended September 29,2001 are not necessarily indicative of the results to be expected for a full year.

Note 2	Commitments and Contingencies

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

Note 3	Inventories

     Inventories consist of the following:

                                  September 29, 2001        June 30, 2001
                                  ------------------        -------------

          Raw materials                  $ 3,015,000          $ 3,664,000
          Work in progress                   932,000              735,000
          Finished goods                   6,830,000            6,551,000
                                         -----------         -------------
                                         $10,777,000          $10,950,000
                                         ===========         =============
Note 4	Market for Common Stock and Dividends

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

No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $1,100,000 at September 29, 2001.

Note 5	Related Party Transactions

ICC Industries Inc. (“ICC”), a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is an affiliated company. The following transactions with ICC are reflected in the consolidated financial statements as of or for the three months ended September 29, 2001 and September 30, 2000:

                                                 2001               2000
                                              ----------         ----------

       Inventory purchases from ICC          $   175,000       $1,250,000
       Interest charges from ICC                 428,000          340,000
       Accounts payable to ICC                 4,204,000        2,263,000
       Note payable to ICC                    16,404,000       11,837,000
       Advances from ICC                       4,382,000            -
As of September 29, 2001, ICC has guaranteed $2,000,000 of the Company’s credit line and $4,000,000 of the Company’s capital lease obligation.

Note 6	Conversion of Preferred Stock

The Company received notice on June 25, 2001 that ICC intended to convert its preferred stock and unpaid dividends into common stock. The preferred stock is currently convertible into common stock at the option of ICC on three months notice to the Company. Each share of preferred stock is convertible to such number of shares of common stock as equals the then-current liquidation preference for such shares of preferred stock (currently $1.00) divided by the lower of the current market price for the common stock (as defined) at the conversion date (as defined) or $2.00 per share (subject to certain antidilution adjustments). (The current market price is defined as the average of the daily market prices (as defined) for the common stock for 30 consecutive trading days commencing 45 days prior to the conversion date, which is the third monthly anniversary date of the date of notice of conversion).

With the applicable current market price equal to the average of the high and low asked price for the common stock on the third month anniversary of the notice of conversion (i.e. September 21, 2001) of $.075, the 2,500,000 shares of preferred stock and related unpaid dividends would convert into 47,333,333 shares of common stock. After such conversion, ICC would then own 66,969,227 shares of common stock. At this time there are not enough authorized but unissued shares to effect such a conversion. If the number of authorized shares is not increased, we will be in breach of the terms of the convertible preferred shares.

By letter agreement dated October 25, 2001, the Company and ICC have agreed that ICC will convert its preferred stock and unpaid dividends at a conversion price of $.34 per share of common stock (instead of the $.075 per share conversion price at which they are entitled to convert such shares). This means that 10,441,176 shares would be issued to ICC on such conversion, instead of the 47,333,333 shares that would have been issued at a $.075 conversion price. The conversion would occur on the date of completion of the formalities required to increase the Company’s authorized capital (i.e., immediately following the filing of the appropriate certificate of amendment to the Company’s certificate of incorporation, if a proposal to increase the number of authorized shares is approved at the next annual meeting, currently scheduled for November 28, 2001). Further, ICC and the Company have agreed to ICC converting $15,000,000 of debt owed to ICC by the Company at the same price on the same date, which would result in the issuance of an additional 44,117,647 shares to ICC, for a total of 54,558,823 new shares to be issued to ICC. After such issuances, ICC would own 74,194,718 shares (or 87.40%) of the outstanding shares). If ICC holds over 80% of the shares of the Company, it is required to consolidate the financial results with the results of the other ICC companies for tax return purposes. If the stockholders do not approve the requested increase in the authorized capital of the Company, the conversion rights under the preferred stock and accumulated dividends will revert to the original conversion rights as outlined in the certificate of designation for such preferred stock although the conversion price shall never be lower than the then-par value of the Company’s common stock.

ICC and the Company have agreed that the Company may offer the minority shareholders the right to subscribe for a proportionate number of common shares, also at $.34 per share, in order that their interests will not be diluted. This agreement would manifest itself with a proposed rights offering. If the price of shares in any rights offering is lower than $.34 per share, ICC will receive for no additional consideration such number of additional shares at that price per share as it would have received had it converted its preferred shares and existing debt at that conversion price and the Company’s rights offering to the minority shareholders shall be based on such new number of shares being issued to ICC; although no shares shall be issued to ICC or in any rights offering at a price less than the par value of such shares (currently $.08 per share).

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross sales for the three months ended September 29, 2001 were $13,413,000 as compared to $14,057,000 in the comparable period in the prior fiscal year. The decrease of $644,000 or 4.6% was caused by the loss of business which was not replaced during the period. A portion of such loss resulted from production and shipping problems and other difficulties experienced by the Company during the installation of the new computer system in fiscal 1999. Sales to two customers, CVS, Inc. and Costco Wholesale, were $3,311,000 or 24.7% of sales for the three months ended September 29, 2001 as compared to $3,373,000 or 24.0% in the prior year period.

Net sales for the three months ended September 29, 2001 were $13,274,000 as compared to $13,160,000 in the comparable period in the prior fiscal year, an increase of $114,000 or .9%.

Cost of sales as a percentage of net sales was 87.5% for the three months ended September 29, 2001 as compared to 88.6% in the prior year period. This decrease resulted primarily from the efficiencies gained from the increased levels of production.

Selling, general and administrative expenses were $2,432,000 for the three months ended September 29, 2001 as compared to $2,575,000 in the prior year period. The decrease of $143,000 is primarily the result of reductions in distribution costs related to the decrease in sales.

Research and development costs were $88,000 for the three months ended September 29, 2001 as compared to $116,000 for the comparable period in the prior fiscal year.

Interest expense was $1,292,000 for the three months ended September 29, 2001 as compared to $1,332,000 for the prior year period. The decrease is primarily a result of reduced interest rates.

Based on the assessment of all available evidence including the pre-tax loss of $2,069,000 for the three months ended September 29, 2001, the Company’s inconsistent operating results in prior years, the current status of the Company’s business and the uncertainty with respect to generating taxable income in future years, management did not record a tax benefit related to the current period loss. Such benefit, which could increase net income in the future, will be recorded when, in the opinion of management, the Company’s ability to generate taxable income is considered more likely than not.

The Company reported a net loss of $2,069,000 or $.07 per share for the three months ended September 29, 2001 as compared to a net loss of $2,504,000 or $.08 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Total cash generated during the three months ended September 29, 2001 was $195,000.

Total funds provided by operating activities were $1,519,000 for the three months ended September 29, 2001. This level was attributable to the loss of $2,069,000, an increase in accounts payable and accrued expenses of $3,140,000 and an increase in other current assets of $358,000, offset by non cash charges of $926,000, an increase in accounts receivable of $293,000 and a decrease in inventories of $173,000, each related to growth in gross sales volume over the preceding quarter.

Net cash used in investing activities for the three months ended September 29, 2001 was $173,000, principally attributable to expenditures for capital equipment.

Net cash used in financing activities for the three months ended September 29, 2001 was $1,151,000, used primarily for repayment of capital lease obligations and long-term debt.

Current assets at September 29, 2001 includes $7,327,000 of accounts receivable as compared to $7,034,000 at June 30, 2001. The accounts receivable increase of $293,000 is a result of the higher gross sales compared with the preceding quarter. Working capital also includes $10,777,000 of inventory as compared to $10,950,000 at June 30, 2001. The decrease is primarily related to improved management of physical quantities. Current liabilities also includes $14,772,000 of accounts payable and accrued expenses as compared to $13,709,000 at June 30, 2001. The increase is primarily due to increased purchases.

In August 2001, the Company’s line of credit agreement was modified and extended through December 31, 2001. The borrowing rate was increased to prime + 2% (8.00% at September 29, 2001) and the maximum credit limit was reduced to $10 million. ICC has partially guaranteed this modification and extension. In addition, the Company has convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the working capital requirements in terms of principal and interest payments.

The Company has outstanding 2,500,000 shares of Series A cumulative redeemable convertible preferred stock sold to ICC. Dividends from the date of issue (April 8, 1996) through September 29, 2001 totaling $1,100,000 have accumulated and are in arrears. There is no obligation or intention to pay dividends currently on the preferred stock. Dividends will continue to accrue at the rate of $200,000 per year until declared and paid. (Please see Note 6.) On July 1, 2000, the Company entered into a loan agreement with ICC for $7,752,000 which was increased to $11,837,000 on September 30, 2000 and further increased to $16,404,000 on December 31, 2000 with interest at 1% above prime (7.00% at September 29, 2001).

The Company has a deferred tax asset of $12,000,000 before the valuation allowance at September 29, 2001, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. Based on the assessment of all available evidence including the loss for the current period, its inconsistent operating results in prior years, the current status of the Company’s business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax asset. Reductions in the valuation allowance, which could increase net income in the future, will be recorded when, in the opinion of management, the Company’s ability to generate taxable income is considered more likely than not. Any realization of this asset in future periods would improve the liquidity of the Company.

The Company intends to spend an estimated $500,000 to $1,000,000 for capital improvements in the fiscal year ending June 29, 2002 to increase manufacturing capacity and reduce costs. The Company anticipates that these capital expenditures will be funded through equipment lease financing and working capital. While the Company has in the past had no difficulty in obtaining such financing, there can be no assurance that it will obtain the lease financing in the future.

ICC has supported the Company by the provision of loans, replacing loans from its asset-based lenders and providing the Company with working capital.

The Company believes that cash flow from its revolving credit and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund the Company’s currently anticipated working capital, capital spending and debt service requirements through June 30, 2002. The Company has extended its working capital facility through December 31, 2001. It expects the aforementioned working capital needs will require it to obtain new revolving credit facilities by December 31, 2001, when the credit facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide the Company with the necessary financing to continue its operations through calendar 2002.

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Letter agreement between ICC Industries Inc. and the Company dated October 25, 2001 regarding conversion of preferred stock and debt and related matters.

(b)	Reports on Form 8-K – The Registrant filed the following reports on Form 8-K during the first quarter of the fiscal year ending June 29, 2002:

Date of Report July 11, 2001 July 19, 2001 July 31, 2001	Item Number (Summary) 5 (regarding delay in payment of interest on debentures) 5 (regarding delay in payment of interest on debentures) 5 (regarding delay in payment of interest on debentures)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	PHARMACEUTICAL FORMULATIONS, INC. (REGISTRANT) By: /s/ James Ingram James Ingram Chief Operating Officer and President (Principal Executive Officer)

Date: November 13, 2001	By: /s/ Walter Kreil Walter Kreil Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX
No.	Description

10.1	Letter agreement between ICC Industries Inc. and the Company dated October 25, 2001 regarding conversion of preferred stock and debt and related matters.