Form 10-Q
period 2001-12-31
PHARMACEUTICAL FORMULATIONS INC
filed 2002-02-12
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	December 29, 2001

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________

           Commission File Number 0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 460 Plainfield Avenue, Edison, NJ (Address of principal executive offices) (Registrant's telephone number, including area code)	22-2367644 (IRS Employer Identification No.) 08818 (Zip code) (732) 985-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
x Yes   No

The number of shares outstanding of common stock, $.08 par value, as of January 31, 2002 was 85,242,612.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                            December 29, 2001       June 30,
                                                           ASSETS             (Unaudited)            2001
                                                                            ----------------     --------------

CURRENT ASSETS
   Cash                                                                        $   149,000        $    83,000
   Accounts receivable - net of allowance for doubtful accounts
      of $856,000 and $706,000                                                   7,026,000          7,034,000
  Inventories                                                                   11,368,000         10,950,000
   Income tax recoverable - Due from ICC Industries Inc.                           123,000            -
   Prepaid expenses and other current assets                                     1,144,000          1,107,000
                                                                            ----------------     --------------
              Total current assets                                              19,810,000         19,174,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of
     $27,119,000 and $25,726,000                                                14,364,000         13,110,000
OTHER ASSETS                                                                       646,000            639,000
                                                                            ----------------     --------------
                                                                               $34,820,000        $32,923,000
                                                                            ================     ==============

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Current portion of long-term debt                                           $14,259,000        $14,693,000
   Current portion of capital lease obligations                                  2,118,000          2,009,000
   Due to ICC Industries Inc.                                                            -          6,533,000
   Accounts payable                                                             14,064,000         11,134,000
   Accrued expenses                                                              1,230,000          2,575,000
                                                                            ----------------     --------------

              Total current liabilities                                         31,671,000         36,944,000
                                                                            ----------------     --------------

LONG-TERM DEBT DUE ICC INDUSTRIES INC.                                          12,560,000         15,904,000
                                                                            ----------------     --------------
LONG-TERM DEBT                                                                   1,542,000                  -
                                                                            ----------------     --------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                              4,961,000          6,048,000
                                                                            ----------------     --------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $1.00 per share; 10,000,000
      shares authorized; 2,500,000 shares issued and outstanding                 2,500,000          2,500,000
   Common stock, par value $.08 per share; 200,000,000 and
      40,000,000 shares authorized; 74,507,318 and 30,329,671
      shares issued and outstanding                                              5,961,000          2,427,000
   Capital in excess of par value                                               49,005,000         37,534,000
   Accumulated deficit                                                         (73,380,000)       (68,434,000)
                                                                            ----------------     --------------
              Total stockholders' deficiency                                   (15,914,000)       (25,973,000)
                                                                            ----------------     --------------
                                                                               $34,820,000        $32,923,000
                                                                            ================     ==============
          See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                 Six Months Ended                   Three Months Ended
                                       -----------------------------------   -----------------------------------
                                        December 29,        December 30,        December 29,       December 30,
                                           2001                2000                2001               2000
                                       ---------------   -----------------   -----------------  ----------------

REVENUES
 Gross sales                            $26,680,000         $26,682,000         $13,267,000       $12,625,000
 Less: sales discounts and
  allowances                                555,000           1,630,000             417,000           733,000
                                        -----------         -----------         -----------       -----------
       NET SALES                         26,125,000          25,052,000          12,850,000        11,892,000
                                        -----------         -----------         -----------       -----------
COST AND EXPENSES
 Cost of goods sold                      23,710,000          23,367,000          12,095,000        11,703,000
 Selling, general and
   administrative                         4,900,000           4,977,000           2,467,000         2,402,000
 Research and development                   148,000             234,000              60,000           117,000
                                        -----------         -----------         -----------       -----------
                                         28,758,000          28,578,000          14,622,000        14,222,000
                                        -----------         -----------         -----------       -----------
       INCOME (LOSS) FROM
        OPERATIONS                       (2,633,000)         (3,526,000)         (1,772,000)       (2,330,000)
                                        -----------         -----------         -----------       -----------
OTHER INCOME (EXPENSE)
 Interest expense                        (2,623,000)         (2,661,000)         (1,330,000)       (1,329,000)
 Other                                      187,000              80,000             102,000            56,000
                                        -----------         -----------         -----------       -----------
                                         (2,436,000)         (2,581,000)         (1,228,000)       (1,273,000)
                                        -----------         -----------         -----------       -----------
       (LOSS) BEFORE
        INCOME TAXES (BENEFIT)           (5,069,000)         (6,107,000)         (3,000,000)       (3,603,000)
INCOME TAXES (BENEFIT)                     (123,000)                               (123,000)
                                        -----------         -----------         -----------       -----------
       NET (LOSS)                        (4,946,000)         (6,107,000)         (2,877,000)       (3,603,000)

Preferred stock dividend
  requirement                               100,000             100,000              50,000            50,000
                                        -----------         -----------         -----------       -----------
NET (LOSS)
  ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                          $(5,046,000)        $(6,207,000)        $(2,927,000)      $(3,653,000)
                                        ===========         ===========         ===========       ===========

NET (LOSS) PER SHARE
  BASIC AND DILUTED                     $     (0.14)        $     (0.20)        $     (0.07)      $     (0.12)
                                        ===========         ===========         ===========       ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              36,641,000          30,330,000          41,374,000        30,330,000
                                        ===========         ===========         ===========       ===========

          See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                           Six Months Ended
                                                                             ------------------------------------
                                                                                December 29,     December 30,
                                                                                   2001              2000
                                                                             -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                   $(4,946,000)     $(6,107,000)
  Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
      Depreciation and amortization of property, plant and equipment             1,393,000        1,630,000
      Amortization of bond discount, deferred financing costs and prepaid
        expenses                                                                   526,000          381,000
      Amortization of deferred gain on sale/leaseback                              (32,000)         (47,000)
      Income tax benefit - Due from ICC Industries Inc.                           (123,000)               -
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                             8,000        2,105,000
        (Increase) decrease in inventories                                        (418,000)       2,284,000
        (Increase) in other current assets                                        (118,000)        (378,000)
         Increase (decrease) in due to ICC Industries Inc.                       4,623,000       (6,297,000)
         Increase in accounts payable and accrued
           expenses                                                              1,622,000        2,183,000
                                                                             -------------      -----------

                NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES              2,535,000       (4,246,000)
                                                                             -------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) in other assets                                                       (58,000)        (224,000)
   Acquisition of property, plant and equipment, net                            (2,647,000)        (156,000)
                                                                             -------------      -----------

                NET CASH USED IN INVESTING ACTIVITIES                           (2,705,000)        (380,000)
                                                                             --------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings (repayments) of capital lease obligations                            (977,000)       2,242,000
  Equipment loan borrowings                                                      1,943,000     -
  Borrowings (repayments) of long term debt                                       (730,000)       2,364,000
                                                                             -------------      -----------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                          236,000        4,606,000
                                                                             -------------      -----------

NET INCREASE (DECREASE) IN CASH                                                     66,000          (20,000)
CASH, BEGINNING OF PERIOD                                                           83,000          130,000
                                                                             -------------      -----------
CASH, END OF PERIOD                                                            $   149,000      $   110,000
                                                                             =============      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

Note 1	Interim Financial Reporting

The consolidated balance sheet of Pharmaceutical Formulations, Inc. and Subsidiaries (the "Company" or "PFI") as of June 30, 2001 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes. Certain amounts have been reclassified to conform with the current period presentation.

The accompanying unaudited financial statements presume that users have read the audited financial statements for the preceding fiscal year, as filed. Accordingly, footnotes, which would substantially duplicate such disclosure, have been omitted.

The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals.

The results of operations and cash flows for the three months and six months ended December 29, 2001 are not necessarily indicative of the results to be expected for a full year.

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

Note 3	Inventories Inventories consist of the following:

                                     December 29, 2001      June 30, 2001
                                     -----------------      -------------

                Raw materials              $ 3,685,000        $ 3,664,000
                Work in progress             1,149,000            735,000
                Finished goods               6,534,000          6,551,000
                                           -----------        -----------
                                           $11,368,000        $10,950,000
                                           ===========        ===========
Note 4	Market for Common Stock and Dividends

The Company's common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and was traded on the over-the-counter market (OTC Bulletin Boardsm, Pink Sheetstm symbol: PHFR) until November 20, 2000. Effective November 20, 2000 the Company's common stock ceased to be quoted on the OTC Bulletin Board. On January 16, 2002, the Company's common stock returned to trading on the OTC Bulletin Board.

No dividends were declared during any period presented on common or preferred stock. Preferred stock dividends in arrears total $1,150,000 at December 29, 2001. (See Note 6)

Note 5	Related Party Transactions

ICC Industries Inc. ("ICC"), a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is an affiliated company. The following transactions with ICC are reflected in the consolidated financial statements as of or for the six months ended December 29, 2001 and December 30, 2000:

                                              December 29, 2001    December 30, 2000
                                              -----------------    -----------------

             Inventory purchases from ICC      $   320,000            $1,510,000
             Interest charges from ICC             805,000               765,000
             Accounts payable to ICC                  -                2,053,000
             Note payable to ICC                12,560,000            16,404,000
Note 6	Capital Stock

On December 13, 2001, a certificate of amendment to increase the Company's authorized common shares to 200,000,000, as approved at the 2001 annual stockholders' meeting held on November 28, 2001, was filed with the Delaware Secretary of State. By virtue of this amendment, on December 21, 2001, ICC converted $15,000,000 of the Company's indebtedness into 44,117,647 common shares. Likewise, on January 2, 2002, ICC converted its 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock and unpaid dividends on such preferred stock into 10,735,294 common shares. Both conversions were effected at a conversion rate of $.34 per common share. Such conversions were effected pursuant to letter agreements between the Company and ICC dated October 25, 2001 and December 21, 2001.

Before the conversions, ICC owned 19,635,894 common shares (approximately 64.74% of the outstanding common shares). Following the December 21st conversion, ICC owned 63,753,541 common shares (approximately 85.57% of the outstanding common shares). Following the January 2nd conversion, ICC owned 74,488,835 common shares (approximately 87.38% of the outstanding common shares).

ICC and the Company have agreed that the Company may offer the minority shareholders the right to subscribe for a proportionate number of common shares, also at $.34 per share, in order that their interests will not be diluted. This agreement could manifest itself with a proposed rights offering.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross sales for the six months ended December 29, 2001 were $26,680,000 as compared to $26,682,000 in the comparable period in the prior fiscal year. Sales to two customers, CVS, Inc. and Costco Wholesale, were $6,121,000 or 23% of sales for the six months ended December 29, 2001 as compared to $6,886,000 or 26% of sales in the comparable period in the prior fiscal year. Gross sales for the three months ended December 29, 2001 were $13,267,000 as compared to $12,625,000 in the comparable period in the prior fiscal year, an increase of $642,000 or 5%.

Net sales for the six months ended December 29, 2001 were $26,125,000 as compared to $25,052,000 in the prior year period, an increase of $1,073,000 or 4.3%. Net sales for the three months ended December 29, 2001 were $12,850,000 as compared to $11,892,000 in the prior year period, an increase of $958,000 or 8%. The increases were principally because of lower sales discounts and allowances.

Cost of sales as a percentage of net sales was 91% for the six months ended December 29, 2001 as compared to 93% in the prior fiscal year period. Cost of sales as a percentage of net sales was 94% for the three months ended December 29, 2001 as compared to 98% in the prior fiscal year period, principally reflecting the effect of higher net sales.

Results for the three and six months ended December 29, 2001 were adversely affected by approximately $565,000 of costs related to the start-up of long-term supply arrangements with two major pharmaceutical companies. In addition, in order to comply with specific governmental labeling requirements, certain inventory was sold at distressed prices, which had an adverse impact of approximately $230,000 in the quarter.

Selling, general and administrative expenses were $4,900,000 or 19% of net sales for the six months ended December 29, 2001 as compared to $4,977,000 or 20% of net sales for the comparable period in the prior fiscal year. Selling, general and administrative expenses were $2,467,000 or 19% of net sales for the three months ended December 29, 2001 as compared to $2,402,000 or 20% of net sales in the comparable period in the prior fiscal year.

Research and development costs were $148,000 for the six months ended December 29, 2001 as compared to $234,000 for the comparable period in the prior fiscal year. Research and development costs were $60,000 for the three months ended December 29, 2001 as compared to $117,000 in the comparable period in the prior fiscal year.

Interest expense was $2,623,000 for the six months ended December 29, 2001 as compared to $2,661,000 in the comparable period in the prior fiscal year as lower interest rates were offset by higher borrowings. Interest expense was $1,330,000 for the three months ended December 29, 2001 as compared to $1,329,000 in the comparable period in the prior fiscal year.

On December 21, 2001, ICC converted $15,000,000 of the Company's indebtedness into 44,117,647 common shares to increase its ownership to 85.6% of the outstanding common shares. The Company and ICC will file a consolidated federal income tax return. For reporting purposes, the provision (benefit) for income taxes is computed by a separate company basis. As a result, the Company has recorded a tax benefit of $123,000 in the three months and six months ended December 29, 2001.

The Company reported net losses of $4,946,000 and $2,877,000 for the six and three months ended December 29, 2001, respectively, or $.14 and $.07 per basic and diluted share, as compared to net losses of $6,107,000 and $3,603,000, respectively, or $.20 and $.12 per basic and diluted share, in the comparable periods in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Total cash generated during the six months ended December 29, 2001 was $66,000.

Total cash provided by operating activities were $2,535,000 for the six months ended December 29, 2001. This level was attributable to the loss of $5,069,000, an increase in amounts due to ICC Industries Inc. of $4,623,000 in support of the Company's working capital needs, an increase in accounts payable and accrued expenses of $1,622,000 and an increase in other current assets of $118,000, offset by non cash charges, principally depreciation and amortization, of $1,887,000, a decrease in accounts receivable of $8,000 and an increase in inventories of $418,000 to support future sales levels.

Net cash used in investing activities for the six months ended December 29, 2001 was $2,705,000 attributable to an increase in capital assets, a result of converting certain operating leases into equipment loans.

Net cash provided by financing activities for the six months ended December 29, 2001 was $236,000, which was used primarily to support the operating needs of the Company. On December 28, 2001, the Company entered into an equipment financing arrangement with G.E. Capital Corporation for $1,943,000, whereby certain operating leases have been converted to an equipment loan. This will have a favorable effect on the Company's operating results and cash flow.

Current assets at December 29, 2001 include $7,026,000 of accounts receivable as compared to $7,034,000 at June 30, 2001. Current assets also include $11,368,000 of inventory as compared to $10,950,000 at June 30, 2001. The increase is related to purchases of materials to meet anticipated sales orders. Current liabilities also include $15,294,000 of accounts payable and accrued expenses as compared to $13,709,000 at June 30, 2001. The increase is primarily due to increased purchases.

The Company has convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the working capital requirements in terms of principal and interest payments. On December 19, 2001, the Company's line of credit agreement was extended through February 28, 2002 on the same terms and conditions.

The Company has a deferred tax asset of approximately $13,000,000 before the full valuation allowance at December 29, 2001, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences.

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

On December 21, 2001, ICC converted $15,000,000 of the Company's indebtedness into 44,117,647 common shares to increase its ownership to 85.6% of the outstanding common shares. The Company and ICC will file a consolidated federal income tax return. For reporting purposes, the provision (benefit) for income taxes is computed by a separate company basis. As a result, the Company has recorded a tax benefit of $123,000 in the three months and six months ended December 29, 2001.

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

The Company has extended its working capital facility through February 28, 2002. It expects the aforementioned working capital facility will be extended or renewed. While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide the Company with the necessary financing to continue its operations through calendar 2002. The Company believes that cash flow from its revolving credit and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund the Company's currently anticipated working capital, capital spending and debt service requirements (including approximately $6 million of indebtedness scheduled to be repaid in June 2002) through calendar 2002.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS See Note 2 to Notes to Consolidated Financial Statements.

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS See Note 6 to Notes to Consolidated Financial Statements.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS At the Company's annual meeting held on November 28, 2001, the following are the results of issues presented for shareholder approval:

1.	Election of Directors.

                                              For             Withheld
                                          -----------         --------

                 Balram Advani             20,287,266           2,066
                 Ray W. Cheesman           20,287,251           2,081
                 James C. Ingram           20,287,266           2,066
                 Steve Jacoff              20,287,266           2,066
                 John L. Oram              20,287,251           2,081
2.	Proposal to approve an increase in the number of authorized shares of common stock.

                           For           Against         Abstain
                       ----------        -------         -------

                       20,276,428         12,892            12
3.	Proposal to approve an increase in the number of shares available under the 1994 Stock Option Plan.

                           For           Against         Abstain
                       ----------        -------         -------

                       20,276,428         12,892            12
4.	Proposal to approve an increase in the number of shares available under the 1997 Stock Incentive Plan.

                           For           Against         Abstain
                       ----------        -------         -------

                       20,285,915          3,405            12
5.	Proposal to approve the appointment of BDO Seidman, LLP as independent auditors for the Company for the year ending June 29, 2002.

                           For             Against        Abstain
                       ----------          -------        -------

                       20,287,054            2,079          199
ITEM 5	OTHER INFORMATION

When used in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated", "estimate," "project," "expect," "believe," "hope," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on such forward-looking statements, given the Company's current status and the environment in which it operates, which speak only as of the date made.

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits None

(b)	Report on Form 8-K – The Registrant filed the following report on Form 8-K during the second quarter of the fiscal year ending June 29, 2002:

Date of Report	Item Number (Summary)

October 23, 2001	5	(regarding election of Balram Advani and Steve Jacoff to the Board of Directors of the Company)

December 13, 2001	5	(regarding certificate of amendment, conversion of debt and preferred stock by ICC and recent financial and other developments)

7	(regarding financial statements, pro forma financial information and exhibits)

December 15, 2001	5	(regarding delay in payment of interest on debentures)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: February 12, 2002	By: /s/ James Ingram James Ingram Chief Operating Officer and President (Principal Executive Officer)

Date: February 12, 2002	By: /s/ Walter Kreil Walter Kreil Chief Financial Officer (Principal Accounting Officer)