Form 10-Q
period 2002-03-30
PHARMACEUTICAL FORMULATIONS INC
filed 2002-05-14
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	March 30, 2002

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
|X| Yes No

The number of shares outstanding of common stock, $.08 par value, as of April 30, 2002 was 85,267,814.

PART I. FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                  March 30,
                                                                                     2002             June 30,
                                                        ASSETS                   (Unaudited)            2001
                                                                               --------------     ---------------

CURRENT ASSETS
   Cash                                                                        $    89,000         $    83,000
   Accounts receivable - net of allowance for doubtful accounts of $931,000
      and $706,000                                                               6,768,000           7,034,000
   Inventories                                                                  11,983,000          10,950,000
   Prepaid expenses and other current assets                                     1,100,000           1,107,000
                                                                               --------------     ---------------
              Total current assets                                              19,940,000          19,174,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization of $27,890,000 and
      $25,726,000                                                               13,997,000          13,110,000
OTHER ASSETS
   Other assets                                                                    651,000             639,000
                                                                               --------------    ---------------
                                                                               $34,588,000         $32,923,000
                                                                               ==============    ===============

                                        LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
   Current portion of long-term debt                                           $ 6,287,000         $14,693,000
   Current portion of capital lease obligations                                  2,175,000           2,009,000
   Due to ICC Industries Inc.                                                    3,497,000           6,533,000
   Accounts payable                                                             11,363,000          11,134,000
   Accrued expenses                                                                885,000           2,575,000
                                                                               ---------------    ---------------

              Total current liabilities                                         24,207,000          36,944,000
                                                                               ---------------   ----------------
LONG-TERM DEBT DUE ICC INDUSTRIES INC.                                          12,560,000          15,904,000
                                                                               ---------------   ----------------
LONG-TERM DEBT                                                                  10,385,000
                                                                               ---------------   ----------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                              4,637,000           6,048,000
                                                                               ---------------   ----------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' DEFICIENCY
   Preferred stock, par value $1.00 per share; 10,000,000 shares authorized;
      2,500,000 shares issued and outstanding at June 30, 2001
                                                                                                     2,500,000
   Common stock, par value $.08 per share; 200,000,000
      and 40,000,000 shares authorized; 85,242,612 and 30,329,671 shares
      issued and outstanding                                                     6,820,000           2,427,000
   Capital in excess of par value                                               51,796,000          37,534,000
   Accumulated deficit                                                         (75,817,000)        (68,434,000)
                                                                               ---------------   ----------------
              Total stockholders' deficiency                                   (17,201,000)        (25,973,000)
                                                                               ---------------   ----------------
                                                                               $34,588,000         $32,923,000
                                                                               ===============   ================

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                               Nine Months Ended              Three Months Ended
                                  ---------------    --------------    -------------  ---------------
                                      March 30,         March 31,       March 30,        March 31,
                                        2002              2001            2002             2001
                                  --------------    --------------     -------------  ---------------

REVENUES
 Gross sales                      $39,634,000       $39,073,000        $12,954,000     $12,391,000
 Less: sales discounts and
  allowances                          841,000         2,141,000            286,000         511,000
                                  --------------    --------------   --------------   ---------------
       NET SALES                   38,793,000        36,932,000         12,668,000      11,880,000
                                  --------------    --------------   --------------   ---------------
COST AND EXPENSES
 Cost of goods sold                35,123,000        34,016,000         11,413,000      10,649,000
 Selling, general and
  administrative                    7,121,000         7,526,000          2,221,000       2,550,000
 Research and development             216,000           370,000             68,000         136,000
                                  --------------    --------------   --------------   ---------------
                                   42,460,000        41,912,000         13,702,000      13,335,000
                                  --------------    --------------   --------------   ---------------
       LOSS FROM
        OPERATIONS                 (3,667,000)       (4,980,000)        (1,034,000)     (1,455,000)
                                  --------------    --------------   --------------   ----------------
OTHER INCOME (EXPENSE)
 Interest expense                  (3,631,000)       (3,956,000)        (1,008,000)     (1,295,000)
 Other                                279,000           228,000             92,000         149,000
                                  --------------    --------------   --------------   -----------------
                                   (3,352,000)       (3,728,000)          (916,000)     (1,146,000)
                                  --------------    --------------   --------------   -----------------
       LOSS BEFORE
        INCOME TAX BENEFIT         (7,019,000)       (8,708,000)        (1,950,000)     (2,601,000)
INCOME TAX BENEFIT                   (786,000)                            (663,000)
                                  --------------    --------------   --------------   -----------------
       NET LOSS                    (6,233,000)       (8,708,000)        (1,287,000)     (2,601,000)

Preferred stock dividend
  requirement                         100,000           150,000            -                50,000
                                  --------------    --------------   --------------   -----------------
NET LOSS ATTRIBUTABLE TO
    COMMON STOCKHOLDERS           $(6,333,000)      $(8,858,000)       $(1,287,000)    $(2,651,000)
                                  ==============    ==============   ==============   =================

LOSS PER COMMON SHARE
  BASIC AND DILUTED               $     (0.12)      $     (0.29)     $       (0.02)    $     (0.09)
                                  ================  ===============  ==============   =================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        51,222,000        30,330,000         82,559,000      30,330,000
                                  ================  ===============  ==============   ==================

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                            Nine Months Ended
                                                                                     --------------------------------

                                                                                     March 30,         March 31,
                                                                                       2002              2001
                                                                                     --------------------------------

  CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                          $(6,233,000)    $(8,708,000)
  Adjustments to reconcile net (loss) to net cash (used in) operating activities:
      Depreciation and amortization of property, plant and equipment                    2,164,000       2,203,000
      Amortization of bond discount, deferred financing costs and prepaid
        expenses                                                                          834,000         551,000
      Amortization of deferred gain on sale/leaseback                                     (71,000)       (171,000)
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                  266,000       4,458,000
        (Increase) decrease in inventories                                             (1,033,000)      1,577,000
        (Increase) in other current assets                                               (160,000)       (471,000)
         Increase (decrease) in due to ICC Industries Inc.                                120,000      (9,593,000)
        (Decrease) in accounts payable and accrued
          expenses                                                                     (1,385,000)     (3,414,000)
                                                                                     ---------------  ---------------

                NET CASH (USED IN) OPERATING ACTIVITIES                                (5,498,000)    (13,568,000)
                                                                                     ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in other assets                                                               (85,000)       (243,000)
   Acquisition of property, plant and equipment                                        (1,173,000)       (206,000)
                                                                                     ---------------  ---------------

                NET CASH (USED IN) INVESTING ACTIVITIES                                (1,258,000)       (449,000)
                                                                                     ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in Due to ICC Industries Inc.                                                8,000,000      10,395,000
  Borrowings (repayments) of capital lease obligations                                 (1,245,000)      1,810,000
  Borrowings of long-term debt                                                              7,000       1,787,000
                                                                                     ---------------  ---------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                               6,762,000      13,992,000
                                                                                     ---------------  ---------------
                                                                                            6,000         (25,000)
NET INCREASE (DECREASE) IN CASH
CASH, BEGINNING OF PERIOD                                                                  83,000         130,000
                                                                                     ---------------  ---------------
CASH, END OF PERIOD                                                                    $   89,000     $   105,000
                                                                                     ===============  ===============

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Interim Financial Reporting

The consolidated balance sheet of Pharmaceutical Formulations, Inc. and Subsidiaries (the “Company” or “PFI”) as of June 30, 2001 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes. Certain amounts have been reclassified to conform with the current period presentation.
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
The results of operations and cash flows for the three months and nine months ended March 30, 2002 are not necessarily indicative of the results to be expected for a full year.

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

Note 3	Inventories Inventories consist of the following:

                                                   March 30, 2002       June 30, 2001
                                                  --------------       -------------

                          Raw materials               $ 3,772,000        $ 3,664,000
                          Work in progress              1,006,000            735,000
                          Finished goods                7,205,000          6,551,000
                                                      -----------        -----------
                                                      $11,983,000        $10,950,000
                                                      ===========        ===========
Note 4	Market for Common Stock and Dividends

The Company’s common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and was traded on the over-the-counter market (OTC Bulletin Board.sm, Pink Sheets™: PHFR) until November 20, 2000. Effective November 20, 2000 the Company’s common stock ceased to be quoted on the OTC Bulletin Board. On January 16, 2002, the Company’s common stock returned to trading on the OTC Bulletin Board.

Note 5	Related Party Transactions

ICC Industries Inc. (“ICC”), a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is the parent company. The following transactions with ICC are reflected in the consolidated financial statements as of or for the nine months ended March 30, 2002 and March 31, 2001:

                                                         2002             2001
                                                     ------------    ------------

                    Inventory purchases from ICC     $   563,000     $  1,795,000
                    Interest charges from ICC            959,000        1,225,000
                    Accounts payable to ICC            4,283,000        2,874,000
                    Note payable to ICC               12,560,000       16,404,000
                    Advances from ICC                  8,000,000       10,395,000
Note 6	Capital Stock

On December 13, 2001, a certificate of amendment to increase the Company’s authorized common shares to 200,000,000, as approved at the 2001 annual stockholders’ meeting held on November 28, 2001, was filed with the Delaware Secretary of State. By virtue of this amendment, on December 21, 2001, ICC converted $15,000,000 of the Company’s indebtedness into 44,117,647 common shares. In addition, on January 2, 2002, ICC converted its 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock and unpaid dividends on such preferred stock into 10,735,294 common shares. Both conversions were effected at a conversion rate of $.34 per common share. Such conversions were effected pursuant to letter agreements between the Company and ICC dated October 25, 2001 and December 21, 2001.

Before the conversions, ICC owned 19,635,894 common shares (approximately 64.7% of the outstanding common shares). Following the December 21st conversion, ICC owned 63,753,541 common shares (approximately 85.6% of the outstanding common shares). Following the January 2nd conversion, ICC owned 74,488,835 common shares (approximately 87.4% of the outstanding common shares).

ICC and the Company have agreed to offer the minority shareholders the right to subscribe for a proportionate number of common shares, also at $.34 per share, in order that their interests will not be diluted. In connection therewith, the Company is currently conducting a rights offering.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross sales for the nine months ended March 30, 2002 were $39,634,000 as compared to $39,073,000 in the comparable period in the prior fiscal year. Sales to two customers, CVS, Inc. and Costco Wholesale, were $8,528,000 or 22% of sales for the nine months ended March 30, 2002 as compared to $10,024,000 or 26% of sales in the comparable period in the prior fiscal year. Gross sales for the three months ended March 30, 2002 were $12,954,000 as compared to $12,391,000 in the comparable period of the prior fiscal year.

Net sales for the nine months ended March 30, 2002 were $38,793,000 as compared to $36,932,000 in the prior year period, an increase of $1,861,000 or 5%. Net sales for the three months ended March 30, 2002 were $12,668,000 as compared to $11,880,000 in the prior year period, an increase of $788,000 or 7%. The increase in net sales had been favorably affected by a reduction in sales discounts and allowances related in part to prior years’ business.

Cost of sales as a percentage of net sales was 91% for the nine months ended March 30, 2002 as compared to 92% in the prior fiscal year period. Cost of sales as a percentage of net sales was 90% for the three months ended March 30, 2002 and 2001. The decrease for the nine months ended March 30, 2002 resulted primarily from the reduced sales discounts.

Results for the three and nine months ended March 30, 2002 were adversely affected by approximately $581,000 and $1,146,000 of costs related to the start-up of long-term supply arrangements with two major pharmaceutical companies. In addition, in order to comply with specific governmental labeling requirements, certain inventory was sold at distressed prices, which had an adverse impact in the in the nine- month period.

Selling, general and administrative expenses were $7,121,000 or 18% of net sales for the nine months ended March 30, 2002 as compared to $7,526,000 or 20% of net sales for the comparable period in the prior fiscal year. Selling, general and administrative expenses were $2,221,000 or 18% of net sales for the three months ended March 30, 2002 as compared to $2,550,000 or 21% of net sales in the comparable period in the prior fiscal year. The decrease in expenses is primarily the result of reductions in distribution expenses and sales and marketing expenses.

Research and development costs were $216,000 for the nine months ended March 30, 2002 as compared to $370,000 for the comparable period in the prior fiscal year. Research and development costs were $68,000 for the three months ended March 30, 2002 as compared to $136,000 in the comparable period in the prior fiscal year.

Interest expense was $3,631,000 for the nine months ended March 30, 2002 as compared to $3,956,000 in the comparable period in the prior fiscal year. Interest expense was $1,008,000 for the three months ended March 30, 2002 as compared to $1,295,000 in the comparable period in the prior fiscal year. The decrease in interest expense for the three months and nine months ended March 30, 2002 is primarily a result of ICC debt conversion into equity. (See Note 6)

On December 21, 2001, ICC converted $15,000,000 of the Company’s indebtedness into 44,117,647 common shares to increase its ownership to 85.6% of the outstanding common shares. On January 2, 2002, ICC converted its 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock and unpaid dividends on such preferred stock into 10,735,294 common shares, further increasing its ownership to 87.4% of the outstanding common shares. The Company and ICC will file a consolidated federal income tax return. For reporting purposes, the provision (benefit) for income taxes is computed by a separate company basis. As a result, the Company has recorded a tax benefit of $663,000 and $786,000 in the three months and nine months ended March 30, 2002.

The Company reported net losses of $6,233,000 and $1,287,000 for the nine and three months ended March 30, 2002, respectively, or $.12 and $.02 per basic and diluted share, as compared to net losses of $8,708,000 and $2,601,000, respectively, or $.29 and $.09 per basic and diluted share, in the comparable periods in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Total cash generated during the nine months ended March 30, 2002 was $6,000.

Total funds used in operating activities were $5,498,000 for the nine months ended March 30, 2002. This level was attributable to the loss of $6,233,000, an increase in amounts due to ICC Industries Inc. of $906,000 in support of the Company’s working capital needs, a decrease in accounts payable and accrued expenses of $1,385,000 and an increase in other current assets of $160,000, offset by non cash charges, principally depreciation and amortization, of $2,927,000, a decrease in accounts receivable of $266,000 and a increase in inventories of $1,033,000.

Net cash used in investing activities for the nine-month period ended March 30, 2002 was $1,258,000 attributable to an increase in other assets and capital expenditures.

Net cash provided by financing activities for the nine months ended March 30, 2002 was $6,762,000, which was used primarily to support the operating needs of the Company. During the nine months ended March 30, 2002, the Company has borrowed $8,000,000 from ICC. On December 28, 2001, the Company entered into an equipment financing arrangement with G.E. Capital Corporation for $1,943,000, whereby certain operating leases have been converted to an equipment loan. This will have a favorable effect on the Company’s operating results and cash flow.

Current assets at March 30, 2002 include $6,768,000 of accounts receivable as compared to $7,034,000 at June 30, 2001. Current assets also include $11,983,000 of inventory as compared to $10,950,000 at June 30, 2001. The increase is related to purchases of materials to meet anticipated sales orders. Current liabilities also include $12,248,000 of accounts payable and accrued expenses as compared to $13,709,000 at June 30, 2001.

The Company has convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the cash requirements in terms of principal and interest payments. The Company’s line of credit agreement was extended through December 31, 2003.

The Company has a deferred tax asset of approximately $13,000,000 before the full valuation allowance at March 30, 2002, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences.

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

On December 21, 2001, ICC converted $15,000,000 of the Company’s indebtedness into 44,117,647 common shares to increase its ownership to 85.6% of the outstanding common shares. On January 2, 2002, ICC converted its 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock and unpaid dividends on such preferred stock into 10,735,294 common shares, further increasing its ownership to 87.4% of the outstanding common shares. The Company and ICC will file a consolidated federal income tax return.

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

ICC has supported the Company by providing loans, replacing loans from its asset-based lenders and providing the Company with working capital.

The Company has extended its working capital facility through December 31, 2003. ICC has committed to provide the Company with the necessary financing to continue its operations through calendar 2003. The Company believes that cash flow from its revolving credit and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund the Company’s currently anticipated working capital, capital spending and debt service requirements (including approximately $6 million of indebtedness scheduled to be repaid in June 2002) through calendar 2003.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS See Note 2 to Notes to Consolidated Financial Statements.

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 13, 2001, a certificate of amendment to increase the Company’s authorized common shares to 200,000,000, as approved at the 2001 annual stockholders’ meeting held on November 28, 2001, was filed with the Delaware Secretary of State. By virtue of this amendment, on December 21, 2001, ICC converted $15,000,000 of the Company’s indebtedness into 44,117,647 common shares. In addition, on January 2, 2002, ICC converted its 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock and unpaid dividends on such preferred stock into 10,735,294 common shares. Both conversions were effected at a conversion rate of $.34 per common share. Such conversions were effected pursuant to letter agreements between the Company and ICC dated October 25, 2001 and December 21, 2001.

Before the conversions, ICC owned 19,635,894 common shares (approximately 64.7% of the outstanding common shares). Following the December 21st conversion, ICC owned 63,753,541 common shares (approximately 85.6% of the outstanding common shares). Following the January 2nd conversion, ICC owned 74,488,835 common shares (approximately 87.4% of the outstanding common shares).

Effective as of October 23, 2001 the Company issued 5,000 shares of common stock to Balram Advani and 5,000 shares to Arlene Jacoff or Gustave N. Jacoff, Trustees and Trustors U.D.T. dated June 17, 1998 at a purchase price of $.08 per share. Such shares were issued in conjunction with Mr. Advani and Mr. Jacoff joining the Company's Board of Directors.

The issuances of such shares to ICC and to Messrs. Advani and Jacoff were exempt from registration as transactions not involving public offerings of securities.

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits None (b) Report on Form 8-K – The Registrant filed the following report on Form 8-K during the third quarter of the fiscal year, ending June 29, 2002:

Date of Report January 14, 2002	Item Number (Summary) 5 (regarding payment of interest on debentures and the Company's common stock's return to trading on the OTC Bulletin Board, effective on January 16, 2002)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: May 14, 2002	By: /s/ James Ingram James Ingram Chief Operating Officer and President (Principal Executive Officer)

Date: May 14, 2002	By: /s/ Walter Kreil Walter Kreil Chief Financial Officer (Principal Accounting officer)