Form 10-K
period 2002-06-29
PHARMACEUTICAL FORMULATIONS INC
filed 2002-09-27
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 29, 2002

OR

|X|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____ to ____

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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X|  No |_|

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |X|

          The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on September 20, 2002 was approximately $1,285,225.

          As of September 20, 2002, there were 85,267,612 shares of Common Stock, par value $.08 per share, outstanding.

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

           Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated developments in any one or more of the following areas:

•	our ability, and the ability of certain of our vendors, to obtain and maintain approvals from the U.S. Food and Drug Administration for new products and other regulatory matters, and our ability to qualify additional vendors for significant raw material;

•	the receptivity of consumers to generic drugs;

•	the rate of our new product introductions and the receptivity of our customers to such products;

•	competition, including pressures which may require us to reduce our prices;

•	the number and nature of customers and their product orders, including material changes in orders from our most significant customers;

•	the ability of our vendors to continue to supply our needs, especially with respect to our key products such as ibuprofen;

•	borrowing costs, and our ability to generate cash flow to pay interest and scheduled amortization payments as well as our ability to refinance such indebtedness or to sell assets when it comes due;

•	relations with our controlling shareholder, including its continuing willingness to provide financing and other resources;

•	our ability to have our shares quoted on the OTC Bulletin Board or another quotation system, stock exchange or stock market;

•	the continued involvement of key personnel or the ability to obtain suitable replacement personnel;

•	the level of sales to key customers;

•	actions by competitors;

•	fluctuations in the price of raw materials;

•	our dependence on a single manufacturing facility;

•	our ability to protect our proprietary manufacturing technology;

•	our dependence on a limited number of suppliers;

•	an adverse outcome in litigation, claims and other actions against us;

•	technological changes and introductions of new competing products; and

•	changes in market demand, productivity, weather and market and economic conditions in the areas in which we operate and market our products or from which we source our raw materials,

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

Introduction

           Pharmaceutical Formulations, Inc., a Delaware corporation, is a publicly-traded private label manufacturer and distributor of nonprescription (sometimes called "over-the-counter" or "OTC") solid dose pharmaceutical products (which are referred to in this report as "generic OTC products") in the United States. Such products, which are made in tablet, caplet or capsule form are primarily sold under our customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. We also sell and market a line of antifungal aerosols. To a limited extent, we also sell generic OTC products under our own brand names, including Health+Cross® and Health Pharm®, which sales account for less than 1% of our total revenues.

          We believe that the therapeutic benefits of our generic OTC products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which our products are patterned are identical to those of our products. We are subject to regulation by the U.S. Food and Drug Administration (FDA). Our largest retail customers include Dollar General Stores, Costco Wholesale (Costco), CVS Corp. (CVS), and BJ's Wholesale Club.

Certain Relationships with ICC Industries Inc.

          ICC Industries Inc. is our largest stockholder, currently holding 74,488,835 shares (87.4%) of the outstanding stock. Since we first entered into an option agreement with ICC in 1991, we have engaged in many transactions with ICC.

           Option Agreement - In September 1991, we entered into an agreement with ICC Industries Inc. pursuant to which ICC was granted a series of options to acquire a total of 66.67% of the number of shares of our common stock outstanding after the exercise of all options owned by ICC and certain other outstanding options, warrants, rights and convertible securities. All of the options under such agreement have been exercised. As a result of the exercise of certain options, ICC acquired voting control of the Company as of October 1992. The last option was fully exercised in May 1994.

           Sale of Preferred Stock - In April 1996, we filed a Certificate of Designations, Preferences and Rights creating 3,000,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock, par value $1.00 per share. In fiscal 1996, we sold 2,500,000 shares of Series A Cumulative preferred stock to ICC.

          On June 25, 2001, ICC gave notice to the Company of its intent to convert its preferred stock and unpaid dividends to common stock. The preferred stock was convertible into common stock at the option of ICC on three months notice to us. Each share of preferred stock was convertible to such number of shares of common stock as equals the then-current liquidation preference for such shares of preferred stock divided by the lower of the current market price for the common stock (as defined) at the conversion date (as defined) or $2.00 per share (subject to certain antidilution adjustments). (The current market price was defined as the average of the daily market prices (as defined) for the common stock for 30 consecutive trading days commencing 45 days prior to the conversion date, which is the third monthly anniversary date of the date of notice of conversion.)

          At the time of ICC's statement of intent to convert, the applicable current market price (as defined in the certificate of designations for the preferred stock) was $0.075. At such price, the 2,500,000 shares of preferred stock and related unpaid dividends would have converted into 47,333,333 shares of common stock. Such conversion price was lower than the par value of our stock ($0.08), and therefore could not be used. At that time there also was not enough authorized but unissued shares to effect such a conversion.

          On September 18, 2001, we asked for and ICC agreed to a 60-day delay in order for us to discuss the conversion price and timing of the issuance. We agreed with ICC on October 25, 2001 that it would convert its preferred stock and unpaid dividends at a conversion price of $0.34 per share of common stock. This meant that 10,441,176 shares would be issued to ICC on such conversion, instead of the 47,333,333 shares that would have been issued at a $.075 conversion price. We agreed that the conversion would occur immediately following the filing of the appropriate certificate of amendment to our certificate of incorporation increasing our authorized number of shares of common stock, if such increase was approved at the 2001 annual stockholders meeting.

          At that time we also agreed to allow ICC to convert $15,000,000 of debt owed to ICC by us at the same price on the same date, which resulted in the issuance of an additional 44,117,647 shares to ICC.

          We also agreed with ICC at that time that we may offer the minority shareholders the right to subscribe for a proportionate number of common shares, also at $.34 per share, in order that their interests will not be diluted. Please see further discussion below.

          The amendment to increase our authorized number of shares of common stock to 200,000,000 was approved at the stockholders meeting held on November 28, 2001 and the certificate of amendment was filed with the Delaware Secretary of State on December 13, 2001.

          By an additional agreement, dated December 21, 2001, we agreed with ICC that the debt conversion would occur on that date and the conversion of the preferred stock would occur on January 2, 2002. On January 2, 2002, ICC converted 2,500,000 shares which it owned of the Company's preferred stock and $1,150,000 of related unpaid dividends into an additional 10,735,294 shares of our common stock.

           Tax Sharing Agreement - Effective December 21 2001, as a result of ICC's ownership reaching 87%, PFI and ICC will file a consolidated Federal income tax return, so long as ICC continues to own more than 80% of our common stock. As a result, we have entered into a tax sharing agreement whereby PFI will be credited for the cash savings generated by ICC's utilization of PFI's current tax losses or utilization of tax loss carryforwards. Such compensation shall be as an offset against amounts due to ICC from PFI.

           Purchase of Raw Materials -- We purchased $1,438,000 of raw materials from ICC in fiscal 2002, $2,163,000 in fiscal 2001 and $3,145,000 in fiscal 2000. We may in the future utilize ICC's buying power to obtain more favorable price treatment.

           Shareholder Loans - Conversion to Equity - On September 18, 2002 the Company modified its term loan and security agreement with ICC, retroactive to June 29, 2002. The loan principal under this agreement is $18,322,000. Principal payments are to begin in October 2002 at $60,000 per month and in increasing amounts thereafter with a final payment of $14,992,000 in July 2004. Interest is payable monthly at 1% above the prime rate (4.75% at June 29, 2002). The loan is secured by a secondary security interest in all the assets of PFI. As we described above, on December 21, 2001, ICC converted $15,000,000 of the loan amounts owed to it, including accrued interest, into a total of 44,117,647 shares of our common stock.

          In addition, on June 10, 2002, PFI repaid $400,000 of bonds due the New Jersey Economic Development Authority, also with funds provided by ICC. Since June 29, 2002, ICC has made additional loans and advances to us, on the same terms as above, to ease periods of restricted cash flow. As of August 23, 2002, we owed ICC $25,005,000, including loans and accounts payable.

Rights Offering

          In May 2002, we began a rights offering to all shareholders other than ICC. The offering was made to PFI's stockholders of record as of the close of business on May 7, 2002. The offering was also made to employees who hold options on the Company's common stock. We are undertaking this rights offering for two reasons: firstly, to enable our stockholders, other than ICC, to be able to purchase additional shares of our common stock at the same price as was used to effectuate conversions of debt and preferred stock by ICC in December 2001 and January 2002; and secondly, to raise additional capital. Each person who was a holder of PFI common stock at the close of business on May 7, 2002, other than ICC, received 2.8 subscription rights for each share of common stock they held. Each employee of PFI who was a holder of an option to purchase common stock received 2.8 rights for each share of common stock covered by the option agreement. The ratio of 2.8 rights for each share of common stock will enable non-ICC stockholders to restore their percentage interests in the Company substantially to the level that existed prior to the ICC conversions. This was the objective used in the determination of the number of rights per share. Rights holders are entitled to purchase one share of common stock for each right held at a price of $.34 per share. An aggregate of 34,467,741 shares of common stock will be sold if all rights are exercised. The rights are transferable, and shareholders who exercise their rights will be able to subscribe for additional shares not taken up by other rights holders. ICC has waived any rights it may have to participate in this rights offering by virtue of its holding of common stock or any other rights. The offering is currently scheduled to expire on October 23, 2002. As of September 20, 2002, no rights had been exercised.

Convertible Subordinated Debentures

          In May 2002, we made an offer to holders of our 8% and 8.25% convertible subordinated debentures to extend the payment terms on those bonds, which were due to mature on June 15, 2002. The outstanding balances at that time were $5,061,000 on the 8% debentures and $528,000 on the 8.25% debentures. The offer extended the payment date to June 15, 2003 at the current interest rate of 8% or 8.25%, depending on which bonds are held. In exchange for the bond holders' signed agreement to extend the maturity date on the bonds, they received a one-time up-front fee of $50 per $1,000 of bond principal held by them, paid directly to them after the Company received their agreement to extend the maturity. Also, the privilege to convert the bonds into common stock of PFI was adjusted from $48.00 per share on the 8% Debentures to $.34 and from $0.39 per share on the 8.25% Debentures to $.34 for those who accepted the offer. An aggregate of $2,081,000 in principal amount of the debentures were extended in accordance with the offer. The outstanding remaining balances are $1,750,000 on the 8% debentures and $331,000 on the 8.25% debentures. The remaining principal balance of $3,526,000, due to debentureholders who did not accept the extension offer, was repaid in cash from loans made to PFI by ICC.

Products

           Currently, we market more than 90 different types of generic OTC products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen, acetaminophen and naproxen sodium), cough-cold preparations, sinus/allergy products and gastrointestinal relief products. Sales of ibuprofen accounted for 21% in fiscal 2002, 26% in fiscal 2001 and 36% in fiscal 2000 of our total revenues.

           Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and, we believe, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. We manufacture generic OTC products which we believe are chemically and therapeutically equivalent to such brand name products as Advil®, Aleve®, Anacin®, Tylenol®, Bufferin®, Ecotrin®, Motrin®, Excedrin®, Sominex®, Sudafed®, Comtrex®, Sinutab®, Dramamine®, Actifed®, Benadryl®, Allerest®and Tagamet®HB(TM), among other products.1

1 Such brand names, and other brand names mentioned in this report, are registered marks of companies unrelated to PFI, unless otherwise noted.

          The following table sets forth some of the over-the-counter pharmaceutical products marketed by us under store brand or private labels. Each retailer may have its own name for a store brand product. Also, as set forth, where meaningful, are the names of certain of the national brands with which these products compete.

                                                     Illustrative Competing
             Our ProductS                            National Brands
             ------------                            -----------------------

             Analgesics:
                Ibuprofen                            Advil®, Motrin®
                Naproxen Sodium                      Aleve®
                Aspirin                              Bayer®
                Acetaminophen                        Tylenol®
             Menstrual Pain Relief                   Midol®, Pamprin®
             Cough/Cold                              Tylenol®, Sudafed®
             Allergy/Sinus                           Sudafed®
             Anti-Diarrheal/Acid Blockers/           Tagament HB®, Mylanta Gelcap®
                Anti-gas/Antacid
             Laxatives                               Correctol®
             Antifungal Aerosol                      Tinactin®
             Alert/Sleep Aids/Travel Sickness        Vivarin®, Somnitabs>®, Dramamine®

          In November 1997 we entered into a joint venture with APG, Inc., through Healthcare Industries, LLC (formerly PFI LLC), a limited liability company owned in equal portions by APG, Inc. and the Company, to develop, manufacture and market certain healthcare products. APG, Inc. is the second largest privately-owned contract packager of aerosol products in the United States. The primary product marketed by this joint venture was a line of anti-fungal aerosols, which were first sold in July 1998. At June 29, 2002 our investment in Healthcare Industries was $545,000. In September 2002, we agreed in principle to sell our ownership interest in Healthcare Industries to our partner, APG, for an aggregate of $1,050,000 and received an initial payment of $325,000. The remaining payments are to be received in semi-annual installments beginning December 31, 2002 and ending December 31, 2004 unless accelerated by APG.

Manufacturing

          Our manufacturing facility operates two shifts on a five-day week work schedule and produces approximately one million tablets/capsules per hour representing about 40-50% of capacity. The manufacturing equipment operates very efficiently with little or no disruptions during the manufacturing process. The equipment has the ability to manufacture between five to six different formulations concurrently at the initial stages of production and about 20 different formulations at various stages throughout the production process.

           Average lead-time for a new customer is one month from the initial artwork to the final design of the packages, ordering of boxes, and delivery of the final product to the customer. Turnaround of orders for existing customers ranges anywhere between 24-48 hours. In situations where customers need products replenished in a faster time frame, we have the staff and available capacity to fulfill this requirement. We employ approximately 289 people that are involved in the manufacturing process. We have been and continue to be in full compliance with all federal regulations.

          In order to manufacture generic OTC products, we acquire raw materials from suppliers located in the United States and abroad. To date, we have obtained the raw materials we need and expect that such raw materials will continue to be readily available in the future. Our raw materials are first placed in quarantine so that samples of each lot can be assayed for purity and potency by a team of our trained chemists and technicians. Incoming materials are tested to assure that they are free of objectionable microorganisms and that they meet chemical and physical testing requirements. Throughout the manufacturing process, samples are taken by quality assurance inspectors for quality control testing. The raw materials must meet standards established by the United States Pharmacopoeia, the National Formulary and the FDA, as well as by us and our customers.

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

Customers

          Our customers consist of over 50 retailers (including major national and regional drug, supermarket and mass-merchandise chains), wholesalers, club stores, distributors and brand-name pharmaceutical companies. Sales to our various categories of customers in fiscal 2002, 2001 and 2000 by percentage of total sales were as follows:

                                                                        Percentage of Sales
                                                                     -------------------------
       Category                                                     2002           2001           2000
       --------                                                     ----           ----           ----

       Retail drug and supermarket chains and mass                   79%            86%           89%
         merchandisers
       Wholesalers and distributors (in bulk)                         9%             8%            8%
       Brand-name pharmaceutical companies                           12%             6%            3%

Virtually all of these sales consisted of products which our customers sell under their own store brand or other labels.

           Sales to customers which represented more than 10% of sales in any one or more of the years 2002, 2001 and 2000 were as follows:

                                             Sales ($ and percentage of total sales)
                                      -----------------------------------------------------
          Customer                        2002                        2001                        2000
          --------                        ----                        ----                        ----

          Costco                     $ 7,234,000 (14%)           $ 6,692,000 (13%)         $ 13,778,000 (17%)
          CVS                        $ 4,004,000 ( 7%)           $ 6,566,000 (13%)         $  7,458,000 ( 9%)
          Walgreens                  $   466,000 ( 1%)           $ 2,461,000 ( 5%)         $ 10,037,000 (12%)

           Other retail customers include Aldi's, a grocery chain; BJ Wholesale Club, a warehouse discounter; Dollar General, a discount chain; Drug Mart, a drug store chain; Eckerd, a drug store chain; Family Dollar, a discount chain; H.E. Butt, a food chain; Kmart, a mass merchandise chain; Save-A-Lot, a discount chain; Food Lion/Hannaford, a food chain; Target Stores, a mass merchandise chain; and Wal-Mart, a mass merchandise chain.

           Historically, our customer base included several small accounts with very short production runs and a large number of SKUs (a designation code for a specific product) that required significant downtime for retooling to prepare for the next batch of products. We have recently decided not to pursue those customers and have significantly reduced our sales. Management has redirected our strategy to concentrate on improving customer service levels, critical to success in the generic OTC market. Management has indicated that many of the operating enhancements and turnaround strategies are already beginning to reflect positively on both our operating and financial results. We have reduced expenses, improved operations and reduced our breakeven point materially. These efforts will continue, with estimated savings of at least $2 million to be realized in operating expenses and cost of sales in fiscal year 2003

          The amounts of backlog orders at the end of fiscal 2002 and 2001 were not significant. International sales are not significant at this time.

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

Governmental Regulation

           Pharmaceutical companies are subject to extensive regulation by the Federal government, primarily by the FDA, under the Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations. These regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of our drug products. Failure to comply with FDA and other governmental requirements can result in a variety of adverse regulatory actions, including but not limited to the seizure of company products, demand for a product recall, total or partial suspension of manufacturing/production, refusal by FDA to approve new products, and withdrawal of existing product approvals.

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

          Most prescription drug products obtain FDA marketing approval via either the "new drug application" (NDA) process or the "abbreviated new drug application" (ANDA) process. An NDA is submitted to the FDA in order to prove that a drug product is safe and effective. NDAs and ANDAs typically contain data developed from extensive clinical studies. The filing of an NDA or ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

           Generic drug products are capable of being approved for marketing by the FDA via the ANDA process. An ANDA is submitted to the FDA in order to demonstrate that a drug product is "bioequivalent" to a drug product that has already been approved by the FDA for safety and effectiveness (i.e., an "innovator" drug product). Unlike an NDA, an ANDA is not required to contain evidence of safety and effectiveness. Instead, ANDAs for orally administered dosage forms typically contain "bioavailability" studies to demonstrate "bio-equivalence." FDA approvals of ANDAs generally take 18 to 24 months to obtain. As with NDAs, the filing of an ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

          The current regulatory framework that governs generic drug approvals via the ANDA process was enacted as the Drug Price Competition and Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) which amended the Federal Food, Drug and Cosmetic Act. Under the Hatch-Waxman Act, companies are permitted to conduct studies required for regulatory approval notwithstanding the existence of patent protection relevant to the substance or product under investigation. Thus, "bioavailability" studies for a generic drug product may be conducted regardless of whether the related "innovator" product has patent protection.

          A company generally may file an ANDA application with the FDA at any point in time. There are certain exceptions, however, such as when an "innovator's" drug product was granted five years of "marketing exclusivity" under the Hatch-Waxman Act. In such case, the ANDA application may not be filed with FDA until the five years of "marketing exclusivity" have expired. Such prohibition on filing does not apply, however, if the period of marketing exclusivity is three years.

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

           Manufacturers of patented drugs, however, will often list additional patents on drugs in the FDA's "Orange Book" as the original patent is due to expire and thereby prevent the marketing of generic drugs after the original patent has expired and even delaying the ANDA approval process by an additional 30 months. A 2001 case in the Federal Circuit (Mylan v. Thompson), held that generic drug manufacturers have no right to protest the listing of the new patent even if the new patent has no relevance to the drug, which serves to allow the owner of the patent to bring an action for infringement if the generic drug manufacturer continues with the approval process and or markets the drug. The generic drug manufacturer's only recourse is to raise the impropriety of the new patent as a defense to the infringement action.

           There is movement in Congress to eliminate or lessen the severity of this process. The Federal Trade Commission may be investigating whether the action of major drug companies in following this procedure might be a violation of the antitrust laws and certain generic drug companies and state attorneys general have brought antitrust actions against one or more patent holders regarding this procedure. Nevertheless, the actions of many patent holders in this area will result in greater cost and uncertainty as to the timing of the drug approval process, possible delayed introduction of generic drug equivalents or expensive litigation.

           Additionally, drug manufacturers may cause so-called citizen petitions to be filed with the FDA raising safety questions about potential competitors, thereby delaying introduction of the competitve products.

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

          If the final drug monographs require us to expend substantial sums to maintain FDA compliance, we could be materially adversely affected. In the past, our generic OTC products (with the exception of ibuprofen) have not required approval of NDAs or ANDAs. Certain products which we recently introduced or are under development, however, require such approvals. The FDA has approved ANDAs in 200 mg., 300 mg., 400 mg., 600 mg. and 800 mg. dosage strengths for our ibuprofen product (although, at present, we sell our ibuprofen products in the 200 mg. strength only). We have also obtained FDA approval of certain different colors and shapes for our 200 mg. ibuprofen product. Our naproxen sodium product received ANDA approval in fiscal 1997 and our cimetidine product received ANDA approval in fiscal 1998. In addition, we received ANDA approval for an ibuprofen capsule in July 1998 and we received an ANDA approval for an ibuprofen-pseudophedrine product in April 2001.

          The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from a single source and our government approvals may be based on a single supplier, even in instances when multiple sources exist. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts.

          All drug products, whether prescription or OTC, are required to be manufactured and processed in compliance with the FDA's "good manufacturing practices" (GMPs). GMPs are "umbrella" regulations that prescribe, in general terms, the methods to be used for the manufacture, packing, processing and storage of drug products to ensure that such products are safe and effective. Examples of GMP regulatory requirements include record-keeping requirements and mandatory testing of in-process materials and components. FDA inspectors determine whether a company is in compliance with GMPs. Failure to comply with GMPs may render a drug "adulterated" and could subject us to adverse regulatory actions.

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

          We believe that we are currently in compliance with FDA regulations. We undertook a major renovation and upgrade of our manufacturing plant, which was substantially completed in 1996. We believe this action will help to satisfy both present and future FDA regulations and guidelines as well as facilitate our ability to produce state-of-the-art products for our customers.

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

          We maintain an experienced staff of five employees in our product development department, as well as other support staff to assist our customers. Our research and development activities are primarily related to the determination of the formula and specifications of the products desired by customers, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (i.e. tablet, caplet or capsule) and packaging of such products, as well as costs related to new products in development including costs associated with regulatory approvals. Our research and development expenditures were $282,000 in fiscal 2002, $443,000 in fiscal 2001, and $537,000 in fiscal 2000. The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what branded products are coming off patent in the near future and whether or not such products are appropriate for development by us. Expenditures in one year are not necessarily indicative of expenditures in future years. We expect to spend in fiscal 2003 between $500,000 and $1,000,000 on research and development activities consistent with our goal of continually increasing and improving our product line.

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

Employees

          As of June 29, 2002, we employed approximately 376 full-time employees. Of such employees, approximately 289 are engaged in manufacturing and operational activities and approximately 254 are covered by a collective bargaining agreement between the Company and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey, which expires in October 2004. Additionally, three employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. We had 15 persons employed in sales, customer service and graphic arts, 28 administrative and 44 laboratory technicians and scientists. We believe that our relations with our employees are satisfactory.

Item 2. Properties

          We lease approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease which expires in 2004 with two five-year renewal options. The monthly rental is currently $165,450 per month and will increase on each 30th month after February 1997 by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

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

Item 3. Legal Proceedings

           Fiorito v. PFI In March 2002, action was brought against us in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective product. We believe the lawsuit is without merit and are vigorously defending against it.

          Kasky v. PFI, et al In March 2002, an action was brought against us and others seeking unspecified damages and alleging that product sold with the label "Made in U.S.A." was substantially made outside the United States. We had previously entered into an agreement with the Federal Trade Commission regarding discontinuation of this wording and were in full compliance with that agreement. Therefore, we believe this lawsuit is without merit and are vigorously defending against it.

           Claims Related to Max Tesler. In May 1998, we brought an action in Middlesex County Superior Court, New Jersey against one of our former outside corporate counsels arising out of matters related to Dr. Tesler, a former President, seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of PFI. The action is still pending.

           Apotex Corporation and Torpharm v. PFI. In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois County Department, Chancery Division, against us by Apotex Corporation and Torpharm Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The complaint alleges that we agreed to purchase a certain product exclusively from Apotex. The counts specified in the complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a UCC action for the price of 3 million tablets. Management believes the lawsuit is without merit and we are vigorously defending against it.

          From time to time, we are a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon the Company's financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders. Not applicable.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

          Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934. On January 16, 2002, the Company's common stock returned to trading on the OTC Bulletin Board, symbol: PHFR. As of June 29, 2002, there were 1,378 holders of record of the common stock. The following table sets forth the range of high and low closing bid quotations for the common stock as reported by Pink Sheets LLC through June 29, 2002. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                                      High Bid           Low Bid
                                                      --------           -------

Year Ended June 30, 2001
   First Quarter...........................           $.26                  $.20
   Second Quarter........................              .25                   .14
   Third Quarter..........................             .13                   .01
   Fourth Quarter.........................             .25                   .01

Year Ended June 29, 2002
   First Quarter...........................           $.20                  $.04
   Second Quarter........................              .20                   .001
   Third Quarter..........................             .18                   .01
   Fourth Quarter.........................             .20                   .11

          We have never paid dividends on our common stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business or for other corporate purposes, and we do not anticipate that cash dividends will be paid. Furthermore, the agreement with our institutional lender prohibits the payment of dividends without the lender's consent.

Item 6. Selected Financial Data

          The selected consolidated financial data presented below for each of the five-years in the period ended June 29, 2002 are derived from our consolidated financial statements which financial statements have been audited by BDO Seidman, LLP, independent certified public accountants, whose report for each of the three years in the period ended June 29, 2002 appears elsewhere herein. During 1999 we changed our fiscal year end from June 30 to a 52 -53 week period ended on the last Saturday closest to June 30. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                               June 29,      June 30,        July 1,     July 3,     June 30,
Years Ended                                     2002          2001           2000         1999        1998
--------------------------------------------------------------------------------------------------------------
                                                               (in thousands, except per share amounts)
Statement of Operations Data:

     Gross sales                               $53,577       $51,777       $82,869       $89,821     $85,179
     Net sales                                  52,457        49,157        76,579        82,174      80,829
     Net income (loss)                          (6,888)      (14,592)       (7,918)       (6,565)      1,867
     Net income (loss) per share
      of common stock:
        Basic                                     (.12)         (.49)         (.26)         (.22)        .06
        Diluted                                   (.12)         (.49)         (.26)         (.22)        .05
    Weighted average common
    shares and dilutive securities
    outstanding:

        Basic                                   59,078        30,330        30,265        30,253      30,199
        Diluted                                 59,078        30,330        30,265        30,253      36,710
Balance Sheet Data:

     Current assets                            $21,883       $19,174       $27,779       $38,003     $36,658
     Current liabilities                        21,510        36,944        25,214        29,615      25,952
     Working capital (deficiency)                  373       (17,770)        2,565         8,388      10,706
     Total assets                               36,277        32,923        44,565        59,653      59,864
     Long-term debt and
      capital lease obligations                 32,621        21,952        30,732        33,548      30,536
     Stockholders'equity  (deficiency)         (17,854)      (25,973)      (11,381)       (3,510)      3,055

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies

           Our significant accounting policies are more fully described in the Summary of Significant Accounting Policies in the footnotes to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materialty. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

          We evaluate the adequacy of our allowance for doubtful accounts on a quarterly basis and adjust our estimates to reflect more current information. In performing this evaluation, we analyze the payment history of our past due accounts, subsequent cash collections and comparative accounts receivable aging statistics. Actual uncollectible amounts may differ from our estimate.

           Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We extend credit to a substantial number of our customers and perform ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by us are on a cash-in-advance basis only.

          We estimate inventory markdowns based on recent sales, gross margins on unsold inventory and product expiration dates. This estimate involves significant judgment by our management. Actual markdown on inventory may differ from our estimate.

           Our debt and obligations under capital leases mature in fiscal years as follows:

                    Operating Lease        Capital Lease     Long-Term
                    Obligations            Obligations       Debt              Total
------------------- ---------------------- ----------------- ----------------- --------------
2003                $  400,000              $3,444,000       $ 3,353,000       $ 7,197,000
2004                   400,000               3,202,000        12,328,000        15,930,000
2005                   400,000               1,163,000        15,456,000        17,019,000
2006                   400,000                 749,000           457,000         1,606,000
2007                   400,000                 166,000                             566,000
------------------- ---------------------- ----------------- ----------------- --------------
Total Payments      $2,000,000              $8,724,000       $31,594,000       $42,318,000
------------------- ---------------------- ----------------- ----------------- --------------

Financial Condition at June 29, 2002

          At June 29, 2002, we had working capital of $373,000 compared with a working capital deficiency of $17,770,000 at June 30, 2001. This improvement occurred primarily as the result of the restructuring of amounts due to ICC. Cash at the end of the current fiscal year was $108,000 compared with $83,000 in the prior year. Total assets reached $36,277,000 compared with $32,923,000 last year.

           Current assets at June 29, 2002 include $7,521,000 of accounts receivable as compared to $7,034,000 at June 30, 2001. The accounts receivable increase reflects higher sales in the fourth quarter of the current year compared with the prior year. Current assets also include $12,905,000 of inventory as compared to $10,950,000 at June 30, 2001. The increase is related to the higher sales volume anticipated in the near future as the result of achieved new business. Current liabilities include accounts payable and accrued expenses of $10,972,000 as compared to $13,709,000 at June 30, 2001. The decrease is primarily due to payment of accounts payable as part of the efforts to reestablish vendor relationships. The current portion of long-term debt and capital lease obligations was $5,693,000 (including $855,000 due to ICC) compared with $16,702,000 at June 30, 2001. In June 2002 we repaid $3,926,000 of loans and convertible subordinated debentures. During the year, our line of credit agreement with our principal lender was extended through December 31, 2003.

          The net increase in cash during the fiscal year ended June 29, 2002 was $25,000.

           Total funds used in operating activities were $7,565,000 for the fiscal year ended June 29, 2002. This amount was principally attributable to the net loss of $6,888,000, an increase in inventories of $1,955,000, a decrease in accounts payable and accrued expenses of $2,530,000 and, offset by non-cash charges of $3,648,000 for aggregate depreciation and amortization, and an increase of $705,000 in amounts due to ICC, which is net of the tax benefit of $1,360,000.

           Net cash used by investing activities for the fiscal year ended June 29, 2002 was $1,940,000 and was principally attributable to capital expenditures of $1,843,000 related to capacity expansion and facility upgrades.

          Net cash provided by financing activities for the fiscal year ended June 29, 2002 was $9,530,000. We received $14,525,000 in loans from ICC during the year. These loans were used to support our operating and debt repayment needs. During the year, we repaid an aggregate of $4,995,000 of long-term debt and capital lease obligations.

           Total shareholders' deficiency at June 29, 2002 declined to $17,854,000 compared to a deficiency of $25,973,000 at June 30, 2001, principally due to the conversion of $15 million of debt into equity by ICC in December 2001. We incurred a net loss of $6,888,000 for year ended June 29, 2002.

          On December 21, 2001, ICC converted $15,000,000 of indebtedness due to it from us into 44,117,647 common shares to increase its ownership to 85.6% of our outstanding common shares. On January 2, 2002, ICC converted its 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock and $1,150,000 of unpaid dividends on such preferred stock into 10,735,294 common shares, further increasing its ownership to 87.4% of the outstanding common shares. We will file a consolidated federal income tax return with ICC so long as ICC owns more than 80% of our common stock

          We have convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the cash requirements in terms of principal and interest payments. Our line of credit agreement with our principal lender was extended through December 31, 2003.

          In June 2002, holders of $2,081,000 in principal amount of our 8% and 8.25% convertible subordinated debentures agreed to extend the payment terms on those bonds, which were due to mature on June 15, 2002, to June 15, 2003, at the current interest rate of 8% or 8.25%, depending on which bonds are held. In exchange for the bond holders’ signed agreement to extend the maturity date on the bonds, they received a one-time up-front fee of $50 per $1,000 of bond principal held by them. Also, the privilege to convert the bonds into our common stock was adjusted from $48.00 per share on the 8% debentures to $.34 and from $0.39 per share on the 8.25% debentures to $.34 for those who accepted the offer. The outstanding remaining balances are $1,750,000 on the 8% debentures and $331,000 on the 8.25% debentures. The remaining principal balance of $3,526,000, due to debentureholders who did not accept the extension offer, was repaid in cash from loans made to PFI by ICC. In addition, on June 10, 2002, we repaid $400,000 of bonds due the New Jersey Economic Development Authority, also with funds provided by ICC.

          We have a deferred tax asset of approximately $13,730,000 before the full valuation allowance at June 29, 2002, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. Based on the assessment of all available evidence including the loss for the current period, our inconsistent operating results in prior years, the current status of our business and the uncertainty with respect to generating taxable income in future years, management has recorded a full valuation allowance on the total of the deferred tax asset. Reductions in the valuation allowance, which could benefit results of operations in the future, will be recorded when, in the opinion of management, our ability to generate taxable income is considered more likely than not. Any utilization of net operating loss carryforwards will reduce our future tax obligation.

          We intend to spend an estimated $1,000,000 to $1,500,000 for capital improvements in the twelve month period ending June 28, 2003 to increase manufacturing capacity and reduce costs. We anticipate that these capital expenditures will be funded through equipment lease financing and cash flow generated from future operations. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the lease financing in the future.

          Our revenues continued to be affected by the deteriorated customer relationships resulting in part from our computer system conversion and product delivery problems, which occurred in fiscal 1999, and softness in the general economy.

          We are addressing customer relationship issues and are continuing the process of rebuilding our sales base through the initiatives detailed below. Net sales in each quarter of fiscal 2002 exceed the net sales of the same period in the prior year. Furthermore, sales for the quarter ending September 29, 2002 (the first quarter of the fiscal year ending June 28, 2003) are projected to increase from the same quarter of the prior year. We have begun implementing its plan to increase revenues and improve operational efficiencies to restore profitability. As part of these initiatives, we have undertaken the following:

•	Continuing to expand ourcustom manufacturing for some major pharmaceutical companies.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers. The Company continues to evaluate product line and customer profitability.

•	Increasing our business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Exploring opportunities to expand our product line through joint venture marketing agreements.

•	Exploring opportunities to expand our international sales.

           These objectives, along with sustaining market share and increasing sales are projected to be driven by the following:

•	Re-establishing strong relationships within our distribution network.

•	Controlling and reducing, where appropriate, our fixed and variable expenses.

•	Eliminating unprofitable product lines and customers.

•	Improving our manufacturing efficiencies.

•	Shortening delivery time.

•	Filing ANDAs for new products as they come to the OTC Market.

•	Obtaining marketing rights for products produced by other generic pharmaceutical manufacturers.

          We believe that cash flow from our revolving credit and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated working capital, capital spending and debt service requirements (including approximately $2.1 million of indebtedness scheduled to be repaid in June 2003) through calendar 2003. We have extended our working capital facility through December 31, 2003. We expect the aforementioned working capital needs will require us to obtain new revolving credit facilities by December 31, 2003, when the credit facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide us with the necessary financing to continue our operations through calendar 2003. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

Results of Operations for Fiscal 2002 Compared to Fiscal 2001

           Gross sales for the fiscal year ended June 29, 2002 were $53,577,000, an increase of 3.5% as compared to $51,777,000 in the prior fiscal year. During the year, sales to brand name pharmaceutical companies rose to 12% of total sales compared to 6% in the prior year, as we expanded our contract manufacturing activities to additional products, while sales to retail customers declined to 79% of the total from 86% in the prior year. During 2002, sales to two customers, CVS and Walgreens, were $4,470,000 or 8% of sales compared to $9,027,000 or 18% in the prior year. This reduction reflected the lingering problems from lost business and customers due to the after effects of production and shipping problems and other difficulties experienced by us during the installation of the new computer system in fiscal 1999.

          Net sales for the fiscal year ended June 29, 2002 were $52,457,000 as compared to $49,157,000 in the prior fiscal year. The increase in net sales reflected the higher gross sales and a continued reduction in customer discount and rebate programs.

          Cost of sales declined to 88.7% of net sales in the fiscal year ended June 29, 2002 as compared to 95.4% in the prior fiscal year. The decrease is attributable to a shift in product mix to higher margin products, improved manufacturing efficiency from higher volumes and reduced product obsolescence costs. In addition, a reduction sales discounts and allowances had a favorable effect. Cost of sales as a percentage of gross sales was 86.8% in the current year compared with 90.6% in the prior year.

           Selling, general and administrative expenses were $9,714,000 or 18.5% of net sales for the fiscal year ended June 29, 2002 as compared to $10,961,000 or 22.3% of net sales for the prior fiscal year. The decrease was primarily the result of lower bad debt expense of $521,000, lower consulting fees of approximately $480,000, and staff reductions saving approximately $200,000.

           Interest expense was $4,709,000 for the fiscal year ended June 29, 2002 as compared to $5,208,000 in the prior fiscal year. The net decrease resulted from lower debt levels due to ICC's conversion of debt into equity and lower interest rates.

           Other income for the year ended June 29, 2002 was $511,000 compared with an expense of $250,000 in the prior year. The improvement resulted from $312,000 of additional income from subleasing a portion of our distribution center. In addition, the prior year included approximately $300,000 of various accruals for one-time non-operating items such as sales taxes.

           On December 21, 2001, ICC became an 85.6% owner of our common stock. From that date, we will file our federal income tax return as part of the ICC consolidated group so long as ICC continues to own at least 80% of our common stock. We have entered in a tax allocation agreement with ICC, which provides that we will be reimbursed for the amount of tax savings generated by our losses. Therefore, we have recorded a tax benefit of $1,360,000 for the current year. No provision for income tax was made for fiscal 2001.

           Net loss for the fiscal year ended June 29, 2002 was $6,888,000 or $.12 per share as compared to $14,592,000 or $.49 per share in the prior fiscal year.

Results of Operations for Fiscal 2001 Compared to Fiscal 2000

           Gross sales for the fiscal year ended June 30, 2001 were $51,777,000 as compared to $82,869,000 in the prior fiscal year. A substantial portion of the decrease of $31,092,000 or 38% resulted from lost business and customers due to the after effects of production and shipping problems and other difficulties experienced by us during the installation of the new computer system in fiscal 1999. Sales to two customers, Walgreens and Costco Wholesale, were $9,153,000 or 18% of sales as compared to $23,815,000 or 29% of sales in the comparable period in the prior fiscal year.

           Net sales for the fiscal year ended June 30, 2001 were $49,157,000 as compared to $76,579,000 in the prior year. The decrease was due to a reduction in gross sales, offset by a decrease in discounts and allowances. Additionally, the decrease was offset by a reduction in the number of customer rebate programs.

           Cost of sales as a percentage of net sales was 95.4% for the fiscal year ended June 30, 2001 as compared to 82.8% in the prior fiscal year. This increase resulted primarily from the reduced level of production resulting from a decrease in sales. Although we have improved the efficiency of its manufacturing operation, the cost of sales percentage increased because the total fixed costs were allocated to the reduced number of units produced.

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

           Interest expense was $5,208,000 for the fiscal year ended June 30, 2001 as compared to $4,904,000 in the prior fiscal year. The net increase of $304,000 resulted primarily from increased borrowings from ICC, partly offset by a decrease in long-term debt and our revolving credit facility.

           No provision for income tax was made for fiscal 2001.

           Net loss for the fiscal year ended June 30, 2001 was $14,592,000 or $.49 per share as compared to $7,918,000 or $.26 per share in the prior fiscal year.

Effects of Inflation

          We do not believe that inflation had a material effect on our operations for the fiscal years 2002, 2001, and 2000.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

           Not applicable

Item 8. Financial Statements and Supplementary Data

Financial Statements for the Three Years Ended June 29, 2002 for Pharmaceutical Formulations, Inc. and Subsidiaries

Report of Independent Certified Public Accountants	F-1

Consolidated Financial Statements

Balance Sheets at June 29 2002 and June 30, 2001	F-2

Statements of Operations for the Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	F-3

Statements of Changes in Stockholders' (Deficiency) for the Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	F-4

Statements of Cash Flows for the Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	F-5

Notes to Consolidated Financial Statements	F-6 thru F-28

Financial Statement Schedule

Report of Independent Certified Public Accountants on Financial Statement Schedule	F-29

Schedule II - Valuation and Qualifying Accounts	F-30

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

           Our directors as of June 29, 2002 were as set forth below.

•	RAY W. CHEESMAN, age 71, has been a director since July 1993, and was a consultant to KPMG Peat Marwick LLP, an international accounting firm from 1987 through June 1996. Prior thereto, Mr. Cheesman was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

•	BALRAM ADVANI, age 59, has been President of ADH Health Products, which specializes in custom formulations and contract manufacturing of dietary supplements and nutritional products, since 1976. He was elected a director of the Company on October 23, 2001.

•	JAMES C. INGRAM, age 61, has been our President, Chief Operating Officer and a director since October 2000. Prior to joining us, he was Vice President of K.S.H. Corporation from 1986-1989, Vice President of Goodson Polymer Corp. from 1989-1991 and Executive Vice President of Primex Plastics Corp. from 1991-1996

•	GUSTAV JACOFF, age 69, was the founder and has been the President of Staff Medical Supply Inc., which is a professional pharmacy and medical company, since 1957; he established and operated Prescription Pharmacy Group and Prescription Centers Inc., which consisted of nine pharmacies, from 1964 until 1988. He was elected a director of the Company on October 23, 2001.

•	JOHN L. ORAM, age 58, has been a director since July 1993. He was appointed Chairman of the Board in December 1995 and Chief Executive Officer in February 2000. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, an affiliate of the Company, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. Since 1980, Mr. Oram has been a director of Electrochemical Industries (1952) Ltd. (“EIL”), an Israeli subsidiary of ICC listed on the Tel-Aviv and American Stock Exchanges engaged in the manufacture and distribution of chemical products. From May 1996, Mr. Oram has been a director of Frutarom Industries Limited, a company spun-off from EIL and listed on the Tel-Aviv Stock Exchange engaged in the flavor and fragrance industry.

          Our executive officers as of June 29, 2002 were as set forth below:

              Name                                   Positions
              ----                                   ---------

              John Oram                              Chairman, Chief Executive Officer, Director

              James Ingram                           President, Chief Operating Officer, Director

              Brian Barbee                           Vice President, Scientific Affairs

              Ward Barney                            Vice President, Operations

              Anthony Cantaffa                       Vice President, New Business Development

              Walter Kreil                           Vice President, Chief Financial Officer

           The business experience of our executive officers is set forth below;

           JOHN ORAM - see above under directors.

           JAMES INGRAM - see above under directors.

           BRIAN BARBEE, age 52, has been Vice President, Scientific Affairs since 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory, between 1993 and 1995. He joined us in 1978 and became Director of Quality Assurance in 1982 and Director of Regulatory Affairs in 1988.

           WARD BARNEY, age 51, has been Vice President, Operations since June 1999. Prior to joining us, he was Vice President, Operations of Schein Pharmaceuticals, Inc. from 1997 to 1999 and Senior Vice President from 1994 to 1997 and has been in operations and engineering in the pharmaceutical industry for over 20 years.

           ANTHONY CANTAFFA, age 59, has been Vice President, New Business Development since September 1997. Mr. Cantaffa also acted as Vice President, Operations from December 1998 to June 1999. He was Vice President, Mergers and Acquisitions from August 1995 until September 1997, Chief Financial Officer from 1998 until 1990 and from 1991 to 1995; and Chief Operating Officer from 1988 until 1995.

           WALTER KREIL, CPA, age 54, has been Vice President, Chief Financial Officer since August 23, 2001. From 1987 to 2001, he was Vice President and Chief Financial Officer of Ionbond, Inc., an international thin-film metal coatings company.

           Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and any exchange on which our securities may be traded. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that all such filing requirements for the year ended June 29, 2002 were complied with.

Item 11. Executive Compensation.

          The following table contains compensation data for our (i) Chief Executive Officer, (ii) our most highly compensated executive officers other than the CEO who were serving as executive officers at June 29, 2002, to the extent that salary and bonuses exceeded $100,000 and (iii) two persons for whom disclosure would have been provided pursuant to clause (ii) but for the fact that an individual was not an executive officer at June 29, 2002 (together, these people are sometimes referred to as the "Named Executives"), for the most recent three fiscal years:

                        Annual Compensation                            Long-Term Compensation
---------------------------------------------------------------- -----------------------------------------------------
                                                                      Awards              Payouts
                                                                 -----------------    --------------
                                                            Other
                                                            Annual    Restricted     Securities             All
                                                            Compen      Stock        Underlying   LTIP     Other
Name and                           Salary       Bonus        sation     Awards        Options   Payouts  Compensation
Principal Position     Year        $            $              $           $               #       $           $
-------------------    -----       ------       ------       -------   ----------     ---------  ------- -------------

John Oram                2002       ---          ---         ---          ---           ---      ---        ---
  Chairman, CEO          2001       ---          ---         ---          ---           ---      ---        ---
                         2000       ---          ---         ---          ---           ---      ---        ---

James Ingram             2002     $244,231       ---      $31,535 1       ---        125,000     ---        ---
  President, COO         2001      141,541       ---         ---          ---         75,000     ---        ---
                         2000        ---         ---         ---          ---           ---      ---        ---

Ward Barney              2002     $180,000       ---      $ 6,520 2       ---        50,000      ---        ---
  Vice President,        2001      180,000       ---        6,000 2       ---       100,000      ---        ---
  Operations             2000      180,000       ---        6,000 2       ---          ---       ---        ---

Anthony Cantaffa
  Vice President,        2002     $174,615       ---         ---          ---        50,000      ---        ---
  New Business           2001      170,000       ---         ---          ---        75,000      ---        ---
  Development            2000      148,462       ---         ---          ---        50,000      ---        ---

Brian Barbee             2002     $130,423       ---         ---          ---        50,000      ---        ---
  Vice President,        2001      128,615     $7,500        ---          ---        25,000      ---        ---
  Scientific Affairs     2000      113,538       ---         ---          ---        18,000      ---        ---

Walter Kreil             2002     $150,230       ---         ---      100,000          ---       ---        ---
  Vice President,        2001       ---          ---         ---          ---          ---       ---        ---
  Chief Financial        2000       ---          ---         ---          ---          ---       ---        ---
  Officer

______________

1    Mr. Ingram's car allowance of $6,535 and moving allowance of $25,000
2    Mr. Barney's car allowance

Option Grants in Fiscal 2002

           The following table contains information concerning the grant of stock options to the Named Executives during fiscal 2002 (we have no outstanding stock appreciation rights -"SARs"- and granted no SARs during fiscal 2002):

                                             Individual Grants
                            ------------------------------------------------

                          Number of      Percent of                                Potential Realizable Value at
                         Securities     Total Options                                Assumed Annual Rates of
                         Underlying      Granted to      Exercise                   Stock Price Appreciation for
                           Options      Employees in       Price     Expiration           Option Term1
Name                      Granted         Fiscal Year   ($/Share)2      Date            5%($)         10%($)

John Oram                    ---             ---            ---          ---            ---             ---

James Ingram               125,000           13%           $.15         10/06         $5,180         $11,447

Ward Barney                 50,000           18%           $.15         10/06         $2,072         $ 4,578

Anthony Cantaffa            50,000           13%           $.15         10/06         $2,072         $ 4,578

Brian Barbee                50,000            4%           $.15         10/06         $2,072         $ 4,578

Walter Kreil                50,000            4%           $.15         10/06         $2,072         $ 4,578
                            50,000            4%           $.15         08/06         $2,072         $ 4,578

__________________

[1]	Executives may not sell or assign any option grants, which have value only to the extent of stock price appreciation, which will benefit all stockholders commensurately. The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. We did not use an alternate formula for a grant date valuation as we are not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.
[2]	The exercise price is equal to or higher than the fair market value of our common stock on the date of the grant.

Aggregated Option Exercises and Fiscal Year-End Option Values in Fiscal 2002

           No options were exercised by any of our executive officers during fiscal 2002. The following table sets forth information with respect to the Named Executives concerning unexercised options held at fiscal year-end:

                                                               Number of                       Value of
                                                         UnexercisedSecurities         UnexercisedIn-the-Money
                                                              Underlying                       Options
                                                          Options at 6/29/02                at 6/29/02($)1
                                                          -------------------               --------------

                            Shares       Realized
Name                      Acquired on     Value
                          Exercise(#)         ($)     Exercisable  Unexercisabe     Exercisable      Unexercisable
                          -----------   ----------    -----------  ------------     -----------      -------------

John Oram                     ---           ---          ---             ---            ---             ---
James Ingram                  ---           ---        200,000           ---            ---             ---
Ward Barney                   ---           ---        200,000           ---            ---             ---
Anthony Cantaffa              ---           ---        189,000           ---            ---             ---
Brian Barbee                  ---           ---        114,000           ---            ---             ---
Walter Kreil                  ---           ---        100,000           ---            ---             ---

____________________

[1]	Market value of underlying securities at year end, as applicable, minus the exercise price. The high bid and low asked prices on the OTC Bulletin Board on June 28, 2002 were $.11 and $.13 respectively. All options are excluded since they are out of the money.

Change of Control Arrangements

           Options granted under our 1994 Stock Option Plan include provisions accelerating the vesting schedule in the case of a defined "Change of Control." A "Change of Control" shall be deemed to have occurred if (i) any person or group of persons acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) the beneficial ownership, directly or indirectly, of our securities representing 20% or more of the combined voting power of our then-outstanding securities; (ii) during any period of twelve months, individuals who at the beginning of such period constitute the Board of Directors, and any new director whose election or nomination was approved by the directors in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) a person acquires beneficial ownership of our stock that, together with stock held immediately prior to such acquisition by such person, possesses more than 50% of the total fair market value of total voting power of our stock, unless the additional stock is acquired by a person possessing, immediately prior to such acquisition, beneficial ownership of 40% or more of the common stock; or (iv) a person acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) assets from us that have a total fair market value equal to or more than one-third of the total fair market value of all of our assets immediately prior to such acquisition. Notwithstanding the foregoing, for purposes of clauses (i) and (ii), a Change in Control will not be deemed to have occurred if the power to control (directly or indirectly) the management and our policies is not transferred from a person to another person; and for purposes of clause (iv), a Change in Control will not be deemed to occur if our assets are transferred: (A) to a stockholder in exchange for his stock, (B) to an entity in which we have (directly or indirectly) 50% ownership, or (C) to a person that has (directly or indirectly) at least 50% ownership of our outstanding stock, or to any entity in which such person possesses (directly or indirectly) 50% ownership.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

           The following table shows information, as of June 29, 2002, with respect to the beneficial ownership of common stock by (i) each director, (ii) each Named Executive, (iii) each person or group known to us to own beneficially more than 5% of our outstanding common stock, and (iv) all executive officers and directors as a group (the addresses of all the persons named below is c/o Pharmaceutical Formulations, Inc. 460 Plainfield Avenue, Edison, NJ 08818 except for ICC Industries Inc., Dr. John J. Farber, John Oram, whose address is 460 Park Avenue, New York, NY 10022).

     Name and Address of                           Amount and Nature of               Percentage
     Beneficial Owner                              Beneficial Ownership1               of Class
     ----------------------                        --------------------              ----------
     ICC Industries Inc.                               74,488,835                       87.4%
     Dr. John Farber                                   74,488,835                       87.4%
     John L. Oram                                         161,536                         *
     James Ingram                                         200,000  2                      *
     Ward Barney                                          225,000  2                      *
     Ray W. Cheesman                                      300,000  2                      *
     Anthony Cantaffa                                     259,455  2                      *
     Brian Barbee                                         119,000  2                      *
     Walter Kreil                                         100,000  2                      *
     Balram Advani                                         15,000  2                      *
     Gustav Jacoff                                         15,000  2                      *
     Officers and Directors as
       a Group (9 persons)                               1,394,991 2                     1.7%

____________________

*	Less than 1%.

[1]	Unless it is stated otherwise in any of the following notes, each holder owns the reported shares directly and has sole voting and investment power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days, including by way of exercise of outstanding options or the conversion of convertible securities which are, or during such 60-day period, become exercisable or convertible.

[2]	Includes shares of common stock subject to stock options exercisable as of June 29, 2002 or within 60 days thereof as follows: Mr. Barbee 114,000; Mr. Barney 200,000, Mr. Cantaffa: 189,000; Mr. Cheesman: 75,000; Mr. Ingram 200,000, Mr. Kreil 100,000 and all officers and directors as a group: 1,087,093.

Existing Stock Compensation Plans

           The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services:

Plan category             Number of securities to be  Weighted-average          Number of securities remaining
                          issued upon exercise of     exercise price of         available for future issuance under
                          outstanding options,        outstanding options,      equity compensation plans (excluding
                          warrants and rights         warrants and rights       securities reflected in column (a))
                          -------------------         -------------------       -----------------------------------
Equity compensation              1,610,500                    $.26                          5,779,500
plans approved by
security holders

Equity compensation                110,000                    $.75                               0
plans not approved by
security holders

Total                            1,720,500                    $.29                          5,779,500

           Our current shareholder-approved equity compensation plans are the 1994 Stock Option Plan and the 1997 Stock Incentive Plan.

           In addition, we have issued warrants dated April 1, 1992 to CIT to purchase 100,000 shares of our common stock at a purchase price of $.75 per share and warrants dated March 30, 1993 to CIT to purchase 10,000 shares of our common stock at a purchase price of $.75 per share, which were not shareholder approved at the time of grant. The exercise period for both of the CIT warrants was extended to March 31, 2004 on April 1, 1999. Such warrants were issued or extended in the context of obtaining financing from CIT.

Item 13. Certain Relationships and Transactions.

          Transactions with ICC

          See "Certain Relationships with ICC Industries Inc." above

          Legal Services

           Stroock & Stroock & Lavan LLP is one of our legal counsel. From time to time Stroock performs legal services for ICC in matters unrelated to us.

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K

           (a)(1) and (2) Financial Statements and Financial Statement Schedule: See Item 8, "Financial Statements and Supplementary Data".

           (a) (3) and (c) Exhibits: Exhibits are numbered in accordance with Item 601 of Regulation S-K.

          (3) Articles of Incorporation and By-Laws:

3.1	Composite Certificate of Incorporation, as amended to date (19).

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Preferred Stock (17)

3.3	By-Laws (3)

          (4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture With Respect to 8% Convertible Subordinated Debentures Due 2002 with Continental Stock Transfer and Trust Company(1)

4.2	Indenture With Respect to 8.25% Convertible Subordinated Debentures Due 2002 with Continental Stock Transfer and Trust Company(2)

4.3	Indenture With Respect to 8.25% Convertible Subordinated Debentures Due 2002 with Continental Stock Transfer and Trust Company (2)

4.3	Form of letter dated May 24, 2002 to holders of 8% Convertible Subordinated Debentures and 8.25% Convertible Subordinated Debentures offering to extend the term of such debentures. [FILED HEREWITH]

4.4	Form of stock certificate(20)

          (10) Material contracts:

10.1	Employment agreement between Pharmaceutical Formulations and James Ingram, dated October 2, 2000 with amendments dated May 17, 2001 and July 5, 2001(20)

10.2	Employment agreement between Pharmaceutical Formulations and Walter Kreil, dated July 30, 2001(20)

10.3(A)	Loan and Security Agreement dated August 4, 1989 between Fidelcor Business Credit Corporation (subsequently assumed by The CIT Group/Credit Finance, Inc. and the Registrant (formerly known as PharmaControl Corp.)(5)

10.3(B)	Letter Agreement dated August 7, 1998 between The CIT Group/Credit Finance, Inc. (“CIT”) and the Registrant amending the Loan and Security Agreement between the Registrant and Fidelcor Business Credit Corporation as assumed by The CIT Group/Credit Finance, Inc (the “CIT Loan Agreement”)(12)

10.3(C)	Letter Agreement dated April 1, 1999 between CIT and the Registrant amending the CIT Loan Agreement(14)

10.3(D)	Letter Agreement dated April 1, 1999 between CIT and ICC Industries Inc. ("ICC") amending the Intercreditor Agreement between ICC and CIT dated March 25, 1992(14)

10.3(E)1	Warrant Certificate dated April 1, 1992 for the purchase of 100,000 shares granted to CIT [FILED HEREWITH]

10.3(E)2	Warrant Certificate dated March 30, 1993 for the purchase of 10,000 shares granted to CIT [FILED HEREWITH]

10.3(E)3	Letter Agreement dated April 1, 1999 between CIT and the Registrant amending Warrant Certificates dated April 1, 1992 for the purchase of 100,000 shares and March 30, 1993 for the purchase of 10,000 shares of common stock of the Registrant extending the expiration dates to March 31, 2004(14)

10.3(F)	Limited Guaranty dated April 1, 1999 by ICC in favor of CIT with respect to the CIT Loan Agreement (14)

10.3(G)	Letter Agreement dated April 26, 1999 between CIT and the Registrant amending the CIT Loan Agreement(14)

10.3(H)	Letter Agreement dated June 2, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

10.3(I)	Letter Agreement dated October 20, 1999 between CIT and the Registrant amending the CIT Loan Agreement(15)

10.3(J)	Letter Agreement dated April 11, 2000 between CIT and the Registrant amending the CIT Loan Agreement (15)

10.3(K)	Limited Guaranty dated April 11,2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (15)

10.3(L)	Letter Agreement dated May 19, 2000 between CIT and the Registrant amending the CIT Loan Agreement (15)

10.3(M)	Limited Guaranty dated May 19, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (15)

10.3(N)	Letter Agreement dated August 23, 2001 between CIT and the Registrant amending the CIT Loan Agreement (16)

10.3(O)	Limited Guaranty dated December 20, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (16)

10.3(P)	Letter Agreement dated December 19, 2001 between CIT and the Registrant amending the CIT Loan Agreement (19)

10.3(Q)	Letter Agreement dated February 21, 2002 between CIT and the Registrant amending the CIT Loan Agreement (20)

10.4	Agreement dated September 26, 1997 between the Registrant and ICC Chemical Corporation regarding Cimetidine (10)

10.5(A)	1994 Stock Option Plan (11)*

10.5(B)	Form of option agreement under 1994 Stock Option Plan (11)*

10.6(A)	1997 Stock Incentive Plan(20)

10.6(B)	Form of PFI Stock Grant Agreement pursuant to 1997 Stock Incentive Plan(20)

10.7(A)	Term Loan and Security Agreement dated as of April 1, 1999 between ICC and the Registrant(14)

10.7(B)	Term Loan and Security Agreement dated as of July 1, 2000 between ICC and the Registrant(15)

10.7(C)	Term Loan and Security Agreement dated as of September 30, 2000 between ICC and the Registrant (16)

10.7(D)	Term Loan and Security Agreement dated as of December 31, 2000 between ICC and the Registrant(16)

10.7(E)	Amendment, dated March 6, 2002 to Term Loan and Security Agreement dated as of December 31, 2000 between ICC and the Registrant (20)

10.8	Tax Sharing Agreement between Pharmaceutical Formulations, Inc. and ICC Industries Inc. dated September 19, 2002 (filed herewith).

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

           (23) Consent of experts and counsel: consent of the Independent Public Accountants

           (24) Power of attorney: not applicable

           (28) Information from reports furnished to state insurance regulatory authorities: not applicable

           (29) Additional exhibits: not applicable

          _____________________

*	Management contracts or compensatory plans

(1)	Incorporated herein by reference to the Registrant's Form S-1, File No. 33-13291.

(2)	Incorporated herein by reference to the Registrant's Form S-4, File No. 33-44033.

(3)	Filed with the Annual Report on Form 10-K for the year ended June 30, 1983 and incorporated by reference herein, except for Amendment to the Company’s By-Laws filed with the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1994, incorporated herein by reference.

(5)	Filed with the Registrant's Current Report on Form 8-K dated August 2, 1989 and incorporated herein by reference.

(6)	[intentionally omitted]

(7)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 and incorporated herein by reference.

(8)	Filed with the Registrant's Annual Report on Form 10-K f or the year ended June 30, 1994 and incorporated herein by reference.

(9)	[intentionally omitted]

(10)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

(11)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

(12)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

(13)	Filed with the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996 and incorporated herein by reference.

(14)	Filed with the Registrant's Annual Report on Form 10-K for the year ended July 3, 1999 and incorporated herein by reference.

(15)	Filed with the Registrant's Annual Report on Form 10-K for the year ended July 1, 2000 and incorporated herein by reference.

(16)	Filed with the Registrant's Annual Report on Form 10-K for the year ended July 1, 2001 and incorporated herein by reference.

(17)	Filed with the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996, which is incorporated herein by reference..

(18)	Filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 29, 2001 and incorporated herein by reference.

(19)	Filed with the Registrant's Current Report on Form 8-K dated December 13, 2001 and incorporated herein by reference.

(19)	Filed with the Registrant's Current Report on Form 8-K dated December 13, 2001 and incorporated herein by reference.

(20)	Filed with the Registrant's Registration Statement on Form S-1 dated May 9, 2002 and incorporated herein by reference.

           (b) Reports on Form 8-K - The Registrant filed the following reports on Form 8-K during the last quarter of the fiscal year ended June 29, 2002:

Date of Report	Item Number (Summary)

May 30, 2002	9 (regarding offer to extend payment terms on debentures)

June 25, 2002	5 (regarding delay in payment of interest on debentures) and 9 (completion of offer to extend payment terms on debentures)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC. By: /s/ James Ingram James Ingram, President & Chief Operating Officer

Dated: September 26, 2002

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/James Ingram James Ingram	President, Chief Operating Officer & Director	September 26, 2002

/s/John L. Oram John L. Oram	Chairman of the Board	September 26, 2002

/s/Walter Kreil Walter Kreil	Chief Financial Officer (Principal Accounting Officer)	September 26, 2002

/s/Ray W. Cheesman Ray W. Cheesman	Director	September 26, 2002

/s/Balram Advani Balram Advani	Director	September 26, 2002

/s/ Gustav Jacoff Gustav Jacoff	Director	September 26, 2002

CERTIFICATION UNDER SECTION 902 OF THE
SARBANES-OXLEY ACT OF 2002

           The undersigned, the principal executive officer of Pharmaceutical Formulations, Inc., hereby certifies as follows:

           1. I have reviewed the foregoing Annual Report of Pharmaceutical Formulations, Inc. on Form 10-K for the year ended June 29, 2002;

           2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

           3. Based on my knowledge, the financial statements and other financial information included in the report fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

Dated: September 26, 2002

/s/ John L. Oram
John L. Oram, Chief Executive Officer

CERTIFICATION UNDER SECTION 902 OF THE
SARBANES-OXLEY ACT OF 2002

           The undersigned, the principal financial officer of Pharmaceutical Formulations, Inc., hereby certifies as follows:

           1. I have reviewed the foregoing Annual Report of Pharmaceutical Formulations, Inc. on Form 10-K for the year ended June 29, 2002;

           2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

           3. Based on my knowledge, the financial statements and other financial information included in the report fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

Dated: September 26, 2002

/s/Walter Kreil
Walter Kreil, Chief Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

           The undersigned, the Chief Executive Officer of Pharmaceutical Formulations, Inc. hereby certifies that Pharmaceutical Formulations, Inc.'s Form 10-K for the Year Ended June 29, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operation of Pharmaceutical Formulations, Inc.

Dated: September 26, 2002

/s/ John L. Oram
John L. Oram, Chief Executive Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

           The undersigned, the Chief Financial Officer of Pharmaceutical Formulations, Inc. hereby certifies that Pharmaceutical Formulations, Inc.'s Form 10-K for the Year Ended June 29, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operation of Pharmaceutical Formulations, Inc.

Dated: September 26, 2002

/s/ Walter Kreil
Walter Kreil, Chief Financial Officer

EXHIBIT INDEX

4.3	Form of letter to holders of 8% Convertible Subordinated Debentures and 8.25% Convertible Subordinated Debentures offering to extend the term of such debentures.( )

10.3(E)1	Warrant Certificate dated April 1, 1992 for the purchase of 100,000 shares granted to CIT

10.3(E)2	Warrant Certificate dated March 30, 1993 for the purchase of 10,000 shares granted to CIT

23	Consent of the Independent Public Accountants

Pharmaceutical Formulations, Inc.
and Subsidiaries

Report of Independent Certified Public Accountants	F-1

Consolidated financial statements:
Balance sheets	F-2
Statements of operations	F-3
Statements of changes in stockholders'(deficiency)	F-4
Statements of cash flows	F-5
Notes to consolidated financial statements	F-6 - F-28
Report of independent certified public accountants on financial statement schedule	F-29
Supplemental schedule: Schedule II - Valuation and Qualifying Accounts	F-30

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of June 29, 2002 and June 30, 2001, and the related consolidated statements of operations, changes in stockholders’ (deficiency) and cash flows for each of the three years in the period ended June 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of June 29, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP
BDO Seidman, LLP
Woodbridge, New Jersey
September 23, 2002

                                                                                   Consolidated Balance Sheets

                                                                               June 29, 2002        June 30, 2001
----------------------------------------------------------------------- ---------------------- ---------------------
Assets
Current assets:
   Cash                                                                      $     108,000          $      83,000
   Accounts receivable, net of allowance for doubtful accounts
       of $770,000 and  $706,000                                                 7,521,000              7,034,000
   Inventories                                                                  12,905,000             10,950,000
   Prepaid expenses and other current assets                                     1,349,000              1,107,000
------------------------------------------------------------------------ --------------------- ---------------------
         Total current assets                                                   21,883,000             19,174,000
Property, plant and equipment, net                                              14,294,000             13,110,000
Other assets                                                                       100,000                639,000
------------------------------------------------------------------------- -------------------- ---------------------
                                                                              $ 36,277,000           $ 32,923,000
-------------------------------------------------------------------------- ------------------- ---------------------
Liabilities and Stockholders' (Deficiency)
Current liabilities:
   Current portion of capital lease obligations                              $   2,340,000          $   2,009,000
   Current portion of long-term debt                                             3,353,000             14,693,000
   Due to ICC Industries Inc.                                                    4,845,000              6,533,000
   Accounts payable                                                              9,692,000             11,134,000
   Accrued expenses                                                              1,280,000              2,575,000
--------------------------------------------------------------------------- ------------------ ---------------------
         Total current liabilities                                              21,510,000             36,944,000
--------------------------------------------------------------------------- ----------------- ---------------------
Long-term capital lease obligations, less current maturities                     4,380,000              6,048,000

---------------------------------------------------------------------------- ---------------- ---------------------
Long-term
debt, less current maturities:

   Revolving/term loans                                                          9,411,000                      -
   Equipment loan                                                                1,363,000                      -
   Note payable to ICC Industries Inc.                                          17,467,000             15,904,000
---------------------------------------------------------------------------- ----------------- ---------------------
            Total long-term debt, less current maturities                       28,241,000             15,904,000
---------------------------------------------------------------------------- ----------------- ---------------------
Commitments and contingencies
---------------------------------------------------------------------------- ----------------- ---------------------
Stockholders' (deficiency):
   Preferred stock, par value $1.00 per share;
      10,000,000 shares authorized;
      2,500,000 shares issued and outstanding at June 30, 2001                           -              2,500,000
   Common stock, par value $.08 per share; 200,000,000 shares and 40,000,000 shares authorized; 85,267,612 and
        30,329,671 shares  issued and outstanding;                               6,822,000              2,427,000
   Capital in excess of par value                                               51,796,000             37,534,000
   Accumulated deficit                                                         (76,472,000)           (68,434,000)
--------------------------------------------------------------------------- ---------------------- --------------------
         Total stockholders' (deficiency)                                      (17,854,000)           (25,973,000)
--------------------------------------------------------------------------- ---------------------- --------------------
                                                                              $ 36,277,000           $ 32,923,000
--------------------------------------------------------------------------- ---------------------- --------------------

                                  See accompanying notes to consolidated financial statements

                                                                   Consolidated Statements of Operations

Years ended                                               June 29, 2002         June 30, 2001          July 1, 2000
------------------------------------------------------ -------------------- ---------------------- -----------------
Gross sales                                                  $53,577,000          $51,777,000            $82,869,000
Less:  Sales discounts and allowances                          1,120,000            2,620,000              6,290,000
------------------------------------------------------ -------------------- ---------------------- -----------------
Net sales                                                     52,457,000           49,157,000             76,579,000
------------------------------------------------------ -------------------- ---------------------- -----------------
Cost and expenses:
   Cost of goods sold                                         46,511,000           46,887,000             63,390,000
   Selling, general and administrative                         9,714,000           10,961,000             11,892,000
   Research and development                                      282,000              443,000                537,000
------------------------------------------------------ -------------------- ---------------------- -----------------
                                                              56,507,000           58,291,000             75,819,000
------------------------------------------------------ -------------------- ---------------------- -----------------
         Income (loss) from operations                        (4,050,000)          (9,134,000)               760,000
------------------------------------------------------ -------------------- ---------------------- -----------------
Other expenses (income):
   Interest expense                                            4,709,000            5,208,000              4,904,000
   Other, net                                                   (511,000)             250,000                (94,000)
------------------------------------------------------ -------------------- ---------------------- ------------------
                                                               4,198,000            5,458,000              4,810,000
------------------------------------------------------ -------------------- ---------------------- ------------------
         (Loss) before income taxes (benefit)                 (8,248,000)         (14,592,000)            (4,050,000)
Income taxes (benefit)                                        (1,360,000)                   -              3,868,000
------------------------------------------------------ -------------------- ---------------------- ------------------
Net (loss)                                                    (6,888,000)         (14,592,000)            (7,918,000)
Preferred stock dividend requirement                             100,000              200,000                200,000
------------------------------------------------------ -------------------- ---------------------- ------------------
Net (loss) attributable to common shareholders              $ (6,988,000)        $(14,792,000)          $ (8,118,000)
------------------------------------------------------ -------------------- ---------------------- ------------------
Net (loss) per common share:
   Basic and diluted                                    $          (0.12)   $           (0.49)       $         (0.26)
------------------------------------------------------ -------------------- ---------------------- ------------------
    Basic and diluted average
     common shares outstanding                                59,078,000           30,330,000             30,265,000
------------------------------------------------------ --------------------- ---------------------- -----------------

                                                                        See accompanying notes to consolidated financial statements.

                                                                        Consolidated Statements of Changes in Stockholders' (Deficiency)

 Years ended June 29, 2002, June 30, 2001, and July 1, 2000 and
 ------------------------------------------- ----------------------------------------- -- ------------------------------------- ------------------ -------------------

                                                        Preferred Stock                         Common Stock
                                                  -------------------------                ------------------
                                                                         Amount at par
                                                    Shares issued            value             Shares issued
 ------------------------------------------- ----------------------- ----------------- -- ------------------
 Balance, July 3, 1999                              2,500,000              $2,500,000           30,253,320
 Conversion of debentures                                                                           76,351

 ------------------------------------------- ----------------------- ----------------- -- ------------------
 Balance, July 1, 2000                              2,500,000               2,500,000           30,329,671
 Net loss
 ------------------------------------------- ----------------------- ----------------- -- ------------------
 Balance, June 30, 2001                             2,500,000               2,500,000           30,329,671
 Conversion of debt due ICC                                                                     44,117,647
 Dividends on preferred stock
 Conversions of preferred stock and
   dividends payable into common stock             (2,500,000)             (2,500,000)          10,735,294
 Issuance of stock grants                                                                           85,000
 Net loss
 ------------------------------------------- ----------------------- ----------------- -- ------------------
 Balance, June 29, 2002                                     -               $       -           85,267,612
 ------------------------------------------- ----------------------- ----------------- -- ------------------

 Years ended June 29, 2002, June 30, 2001, and July 1, 2000 and
 ------------------------------------------- ----------------------------------------- -- -------------

                                                                        Capital in
                                                     Amount at Par     Excess of Par         Accumulated
                                                     Value               Value                Deficit
 ------------------------------------------- ------------------ ------------------ -------------------
 Balance, July 3, 1999                             $2,421,000         $37,493,000         $(45,924,000)
 Conversion of debentures                               6,000              41,000
 Net loss                                                                                   (7,918,000)
 ------------------------------------------- ------------------ ------------------ ---------------------
 Balance, July 1, 2000                              2,427,000          37,534,000          (53,842,000)
 Net loss                                                                                  (14,592,000)
 ------------------------------------------- ------------------ ------------------ ---------------------
 Balance, June 30, 2001                             2,427,000          37,534,000          (68,434,000)
 Conversion of debt due ICC                         3,529,000          11,471,000
 Dividends on preferred stock                                                               (1,150,000)
 Conversion of preferred stock and
   dividends into common stock                        859,000           2,791,000
 Issuance of stock grants                               7,000
 Net loss                                                                                   (6,888,000)
 ------------------------------------------- ------------------ ------------------ ---------------------
 Balance, June 29, 2002                            $6,822,000         $51,796,000         $(76,472,000)
 ------------------------------------------- ------------------ ------------------ ---------------------

                                        See accompanying notes to consolidated financial statements.

Years ended                                                              June 29, 2002   June 30, 2001  July 1, 2000
---------------------------------------------------------------------------------------------------------------------
Cash flows
from operating activities:

   Net (loss)                                                            $(6,888,000)    $(14,592,000)   (7,918,000)
   Adjustments to reconcile net (loss) to net cash provided by
     (used in) operating activities:
        Income tax benefit                                                (1,360,000)            -             -
        Depreciation and amortization                                      2,758,000        3,086,000     3,193,000
        Amortization of bond discount and deferred financing costs           890,000          553,000       405,000
        Amortization of deferred gain on sale of building                    (94,000)        (159,000)      (94,000)
        Deferred income taxes                                                                             3,756,000
   Changes in current assets and liabilities:
      (Increase) decrease in accounts receivable                            (487,000)       4,913,000     4,653,000
      (Increase) decrease in inventories                                  (1,955,000)       3,860,000     3,106,000
      (Increase) decrease in other current assets                             36,000         (377,000)      376,000
       Decrease in income tax receivable                                          -                -        947,000
       Increase (decrease) in due to ICC Industries Inc.                   2,065,000       (9,070,000)            -
      (Decrease) in accounts payable, accrued expenses and income
        taxes payable                                                     (2,530,000)      (3,324,000)   (3,474,000)
------------------------------------------------------------------- -------------------- --------------- -----------
              Net cash provided by (used in)
                 operating activities                                     (7,565,000)     (15,110,000)    4,950,000
------------------------------------------------------------------- -------------------- --------------- -----------
Cash flows from
investing activities:

   Purchase of property, plant and equipment, net                         (1,843,000)        (117,000)     (474,000)
   Decrease (increase) in other assets                                       (97,000)         180,000      (461,000)
------------------------------------------------------------------- -------------------- --------------- -----------
              Net cash provided by (used in) investing activities         (1,940,000)          63,000      (935,000)
------------------------------------------------------------------- -------------------- --------------- -----------
Cash flows
from financing activities:

   Increase in due to ICC Industries Inc.                                 14,525,000       11,545,000             -
   Borrowings (repayments) of long-term debt and line of credit           (3,658,000)       2,142,000    (1,258,000)
   Borrowings (repayments) of capital leases                              (1,337,000)      (2,687,000)   (2,749,000)
   Refinancing of capital leases                                                   -        4,000,000
------------------------------------------------------------------- -------------------- --------------- -----------
              Net cash provided by (used in) financing activities          9,530,000       15,000,000    (4,007,000)
------------------------------------------------------------------- -------------------- --------------- -----------
Net increase (decrease) in cash                                               25,000          (47,000)        8,000
Cash and equivalents, beginning of year                                       83,000          130,000       122,000
------------------------------------------------------------------- -------------------- --------------- -----------
Cash and equivalents, end of year                                     $      108,000     $     83,000    $  130,000
------------------------------------------------------------------- -------------------- --------------- -----------

                                                                        See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.	Nature of the Business and Related Parties	Pharmaceutical Formulations, Inc. and its subsidiaries (collectively "PFI" or the "Company") are primarily engaged in the manufacture and distribution of over-the-counter solid dosage pharmaceutical products in tablet, caplet and capsule form, which are sold under customers’ private labels. We also supply bulk products to secondary distributors and re-packers as well as smaller competitors who do not have sophisticated research and development departments. PFI is also engaged in contract manufacturing of selected branded products for well-known major pharmaceutical companies. We are also engaged in the testing and research and development of new drug and health care products.

In September 1991, we entered into an agreement with ICC Industries Inc. (“ICC”) pursuant to which ICC was granted a series of options to acquire a total of 66.67% of the number of shares of our common stock outstanding after the exercise of all options owned by ICC and certain other outstanding options, warrants, rights and convertible securities. All of the options under such agreement have been exercised. As a result of the exercise of certain options, ICC acquired voting control of the Company as of October 1992. The last option was fully exercised in May 1994. Under the option agreement, ICC was also granted certain preemptive rights to buy additional shares of common stock upon the issuance by us of certain shares to other persons pursuant to agreements which were outstanding as of September 24, 1992, including conversion rights under our outstanding convertible subordinated debentures. By letter dated March 21, 2002, ICC permanently waived those limited preemptive rights. As of January 2, 2002, ICC owned a total of 74,488,835 shares of our common stock, representing approximately 87.4% of the total number of shares outstanding on that date. See Notes 9 and 10 for further discussion of stock transactions during the fiscal year ended June 29, 2002.

The following additional transactions with ICC are reflected in the consolidated financial statements as of or for the years ended June 29, 2002, June 30, 2001, and July 1, 2000:

                Years ended                       June 29, 2002        June 30, 2001      July 1, 2000
             --------------------------------- ---------------------- ------------------- -------------
              Inventory purchases               $   1,438,000            $ 2,163,000       $3,145,000
              Services and finance fees             1,213,000              1,656,000          720,000
              Accounts payable                      4,845,000              6,533,000        3,598,000
              Note payable                         18,322,000             16,404,000        7,752,000
             ----------------------------------- ---------------------- ------------------- -----------
2.	Financial Results and Liquidity	We are addressing customer relationship issues and are continuing the process of rebuilding our sales base through the initiatives detailed below. Net sales in each quarter of fiscal 2002 exceeded the net sales of the same period in the prior year. We are implementing our plan to increase revenues and improve operational efficiencies to restore profitability. As part of these initiatives, we have undertaken the following:

•	Continuing to expand our custom manufacturing for some major pharmaceutical companies.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers. The Company continues to evaluate product line and customer profitability.

•	Increasing our business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Exploring opportunities to expand our product line through joint venture marketing agreements.

•	Exploring opportunities to expand our international sales.

These objectives, along with sustaining market share and increasing sales, are projected to be driven by the following:

•	Re-establishing strong relationships within our distribution network.

•	Controlling and reducing, where appropriate, our fixed and variable expenses.

•	Eliminating unprofitable product lines and customers.

•	Improving our manufacturing efficiencies.

•	Shortening delivery time.

•	Filing of new products as they come to the OTC Market.

•	Obtaining marketing rights for products produced by other generic pharmaceutical manufacturers.

In September 2002, we agreed in principle to sell our ownership interest in Healthcare Industries, LLC to our partner, APG, Inc. for an aggregate of $1,050,000 and received an initial payment of $325,000. The remaining payments totaling $725,000 are to be received in semi-annual installments beginning December 31, 2002 and ending December 31, 2004 unless accelerated by APG.

We believe that cash flow from our revolving credit and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated working capital, capital spending and debt service requirements (including approximately $2.1 million of indebtedness scheduled to be repaid in June 2003) through calendar 2003. We have extended our working capital facility through December 31, 2003. We expect our working capital needs will require us to obtain new revolving credit facilities by December 31, 2003, when the credit facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide the Company with the necessary financing to continue its operations through calendar 2003. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

3.	Summary of Significant Accounting Policies	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All references to the “Company” include its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year Our fiscal year-end is the 52 or 53-week period which ends on the Saturday closest to June 30. There were 52 weeks in each of the three years in the period ended June 29, 2002.

Cash Equivalents Cash equivalents consist of short-term, highly liquid investments, with maturity of three months or less.

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

Earnings Per Share

We account for earnings per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options and warrants.

Basic and diluted losses per share are the same in each of the three years in the period ended June 29, 2002 because the impact of dilutive securities is anti-dilutive.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers’ financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash in advance basis only. At June 29, 2002, approximately 51% of the accounts receivable balance was represented by six customers, and one customer represented 14% of the accounts receivable balance.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

As a result of the increase in ICC's ownership of PFI (see note 10), PFI will file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, PFI will be reimbursed for the tax savings generated by ICC, from the use of PFI's losses.

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

Long-Lived Assets

We follow SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets Being Disposed Of,” which provides guidance on how and when impairment losses are recognized on long-lived assets based on non-discounted cash flows. No impairment losses have occurred through June 29, 2002.

Stock Based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation.” We chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options granted to our employees.

Shipping and Handling Costs

During fiscal year 2001, the Company adopted Emerging Issue Task Force (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs charged to customers are included in the Company’s net sales. All other shipping and handling costs which approximated $1,350,000, $1,400,000, and $1,700,000 in fiscal 2002, 2001, and 2000, respectively, were charged to selling and shipping expenses.

Shipping and Handling Costs

During fiscal year 2001, the Company adopted Emerging Issue Task Force (EITF) 00-10, “Accounting for Shipping and Handling Fees and Costs”. Shipping and handling costs charged to customers are included in the Company’s net sales. All other shipping and handling costs which approximated $1,350,000, $1,400,000, and $1,700,000 in fiscal 2002, 2001, and 2000, respectively, were charged to selling and shipping expenses.

New Accounting Pronouncements

In July 2001, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets were issued. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001. Currently, we have not recorded any goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial positions and results of operations in any future acquisitions.

In August 2001, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued. The new guidance resolves significant implementation issues related to SFAS No. 121, but it retains its fundamental provisions. It also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidate a subsidiary for which control is likely to be temporary. SFAS 144 retains the requirement of SFAS 121 to recognize an impairment loss only if the carrying amount of a long-lived asset within the scope of SFAS 144 is not recoverable from its undiscounted cash flows and exceeds its fair value.

The adoption of SFAS No. 141, 142 and 144 have had no effect on PFI's financial statements.

Fair Value and Financial Instruments

Financial instruments of the Company include long-term debt. Based upon the current borrowing rates available to us, estimated fair values of the revolving credit and term loans (see Note 6) approximate their recorded carrying amounts. It was not deemed practical to determine the estimated fair value of the remaining debt. The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short maturity of these items.

Collective Bargaining Agreement Substantially all of the Company’s non-management employees are covered by a collective bargaining agreement, which expires in October 2004.

4.	Inventories

Inventories consist of the following:

                                         June 29, 2002         June 30, 2001
--------------------------------------------------------------------------------
Raw materials                              $ 3,426,000          $  3,664,000
Work in process                                890,000               735,000
Finished goods                               8,589,000             6,551,000
--------------------------------------------------------------------------------
                                           $12,905,000          $ 10,950,000
--------------------------------------------------------------------------------

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                         June 29, 2002         June 30, 2001
--------------------------------------------------------------------------------
Land and building                         $  8,348,000         $   8,348,000
Leasehold improvements                       6,134,000             5,851,000
Machinery and equipment                     27,229,000            24,272,000
Other                                          798,000               365,000
--------------------------------------------------------------------------------
                                            42,509,000            38,836,000
Less: Accumulated depreciation and
      amortization                          28,215,000            25,726,000
--------------------------------------------------------------------------------
                                          $ 14,294,000          $ 13,110,000
--------------------------------------------------------------------------------

Substantially all property, plant and equipment is pledged as collateral under various capital leases and equipment loans.

6.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

                                  June 29, 2002          June 30, 2001
---------------------------------------------------------------------------
                                Long-Term   Capital    Long-Term   Capital
                                  Debt      Leases       Debt      Leases
---------------------------------------------------------------------------

Revolving/term loans (a)      $ 9,411,000            $ 8,917,000

Term loan due ICC (b)          18,322,000             16,404,000

Convertible subordinated
  debentures, $1,000 face
  value less unamortized
  discount of $-0- and
  $798,000 (c)                  1,750,000              4,263,000

Convertible subordinated
  debentures, including
  prepaid interest of $-0-
  and $85,000 (c)                 331,000                613,000

New Jersey Economic
  Development Authority
  Loan (d)                                               400,000

Building sale/leaseback (e)               $2,326,000             $3,236,000

Capital equipment lease
  obligations (f)                          4,394,000              4,821,000

Equipment loan (g)              1,780,000
---------------------------------------------------------------------------
                               31,594,000  6,720,000  30,597,000  8,057,000

Less Current portion:           3,353,000  2,340,000  14,693,000  2,009,000
---------------------------------------------------------------------------
                              $28,241,000 $4,380,000 $15,904,000 $6,048,000
---------------------------------------------------------------------------

a)	We have a revolving credit facility, which is secured by accounts receivable and inventory. This facility expires on December 31, 2003. Advances under this credit line are limited to the sum of eligible accounts receivable and eligible inventory, as defined, up to a maximum limit of $10,000,000 of which $2,000,000 is guaranteed by ICC. Interest is payable monthly, at the prime rate + 2% (6.75% at June 29, 2002).

The loan agreement contains certain covenants, which, among other things, prohibit the Company, subject to prior approval of the lender, from making dividend payments.

b)	On September 18, 2002 the Company modified its term loan and security agreement with ICC, retroactive to June 29, 2002. Principal payments are to begin in October 2002 at $60,000 per month and in increasing amounts thereafter with a final payment of $14,992,000 in July 2004. Interest is payable monthly at 1% above the prime rate (4.75% at June 29, 2002). The loan is secured by a secondary security interest in all the assets of PFI. In December 2001, ICC converted $15,000,000 of indebtedness due to ICC from PFI into 44,117,647 common shares to increase its ownership to 85.6% of the outstanding common shares of PFI.

c)	At June 29, 2002, PFI had an aggregate of $1,750,000 outstanding principal amount of convertible subordinated debentures due June 15, 2003 (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $.34 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par, plus an applicable premium, as defined.

At June 29, 2002, PFI has an aggregate of $331,000 outstanding principal amount of 8¼% convertible debentures due June 15, 2003. Interest is payable annually on June 30. The holders of the 8¼ % debentures may convert them at any time into shares of common stock at a conversion price of $.34 per share. The Company has no right to redeem the 8 ¼% Debentures.

In May 2002, we made an offer to holders of our 8% and 8.25% convertible subordinated debentures to extend the payment terms on those bonds, which were due to mature on June 15, 2002. The outstanding balances at that time were $5,061,000 on the 8% debentures and $528,000 on the 8.25% debentures. The offer extended the payment date to June 15, 2003 at the current interest rate of 8% or 8.25%, depending on which bonds are held. In exchange for the bond holders’ signed agreement to extend the maturity date on the bonds, they received a one-time up-front fee of $50 per $1,000 of bond principal held by them, paid directly to them after the Company received their agreement to extend the maturity. An aggregate of $104,000 of such fees were paid. This cost is being amortized over the period ending June 15, 2003 on a straight line basis. Also, the privilege to convert the bonds into common stock of PFI was adjusted from $48.00 per share on the 8% Debentures to $.34 and from $0.39 per share on the 8.25% Debentures to $.34 for those who accepted the offer. An aggregate of $2,081,000 in principal amount of the debentures were extended in accordance with the offer. The outstanding remaining balances are $1,750,000 on the 8% debentures and $331,000 on the 8.25% debentures. The remaining principal balance of $3,526,000, due to debenture holders who did not accept the extension offer, was repaid in cash from loans made to PFI by ICC.

d)	On June 10, 2002, we repaid $400,000 of bonds due the New Jersey Economic Development Authority, also with funds provided by ICC.

e)	In August 1989, PFI entered into a sale and leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent was $107,000 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commencement and on each thirtieth month thereafter. On January 1, 2000, the monthly base rent increased to $145,000. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the gain on the sale and leaseback of approximately $750,000 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348,000), assuming a 13¼% interest rate factor, and is being amortized over the term of the lease.

f)	We lease various equipment under capital lease agreements. The terms of the leases vary from five to six years with monthly rentals of approximately $123,000. In December 2000, three capital lease agreements were refinanced with one $4,000,000 capital lease agreement payable over 5 years. This agreement is guaranteed by ICC. The interest rates under all capital leases range from 9% -13%.

g)	In December 2001, we entered into an equipment financing arrangement with G.E. Capital Corporation for $1,943,000, whereby certain operating leases were converted to an equipment loan. The loan is repayable monthly over 4 years and bears interest at a floating rate (5.21% at June 29, 2002). This loan is guaranteed by ICC.

During the year ended June 29, 2002 we borrowed $672,000 under capital equipment leases to fund the acquisition of new operating equipment. The leases are generally repayable over seven years and bears interest at a floating rate (5.21% at June 29, 2002).

Our debt and obligations under capital leases mature in fiscal years as follows:

                                                                           Capital Lease     Long-Term
                                                                           Obligations       Debt
                                              -------------------        ----------------- --------------
                                              2003                        $3,444,000       $ 3,353,000
                                              2004                         3,202,000        12,328,000
                                              2005                         1,163,000        15,456,000
                                              2006                           749,000           457,000
                                              2007                           166,000
                                              -------------------        ----------------- --------------
                                              Total Payments              $8,724,000       $31,594,000
                                                                         ---------------
                                              Less: Amount
                                              representing interest       (2,004,000)
                                              ---------------------      ------------
                                              Present value of net
                                              minimum lease payment       $6,720,000
                                              --------------------        ------------
7.	Commitments and Contingencies.

Commitments

In fiscal 1996, the Company entered into a long-term lease for a building adjacent to our manufacturing facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319,200 per annum for the first five years and $342,000 per annum for the balance of the initial term.

Contingencies

In March 2002, action was brought against PFI in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective product. We believe the lawsuit is without merit and are vigorously defending against it.

In March 2002, an action was brought against us and others seeking unspecified damages and alleging that product sold with the label "Made in U.S.A." was substantially made outside the United States. We had previously entered into an agreement with the Federal Trade Commission regarding discontinuation of this wording and were in full compliance with that agreement. Therefore, we believe this lawsuit is without merit and are vigorously defending against it.

In May 1998, the Company brought an action against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action is still pending.

In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois against the Company by Apotex Corporation ("Apotex") and Torpharm, Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The complaint alleges that the Company would purchase a certain product exclusively from Apotex. The counts specified in the complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a Uniform Commercial Code action for the price of 3 million tablets. Management believes the lawsuit is without merit and is vigorously defending against it.

The Company is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of all current legal matters will not have a material adverse effect upon the Company's financial position or results of operations.

8.	Income Taxes

Income tax expense (benefit) consist of the following federal taxes:

                                         June 29,       June 30,         July 1,
Years ended                                  2002           2001            2000
--------------------------------------------------------------------------------
Current                               $(1,360,000)    $        -     $   112,000
Deferred                                        -              -       3,756,000
--------------------------------------------------------------------------------
Total income tax expense (benefit)    $(1,360,000)    $        -      $3,868,000
--------------------------------------------------------------------------------

The Company's income tax expense (benefit) differ from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax loss as a result of the following:

                                           June 29,      June 30,       July 1,
Years ended                                    2002          2001          2000
--------------------------------------------------------------------------------
Statutory U.S. tax (benefit)            $(2,804,000)  $(4,961,000)  $(1,241,000)
Increase (decrease) resulting from:
  Expiration of state net operating
    loss carry forwards                           -             -        71,000
  Net change in valuation account         2,463,000     5,871,000     4,731,000
  State NOL                                (227,000)            -              -
  Different in effective rates             (137,000)            -              -
  Other                                    (655,000)     (910,000)      307,000
--------------------------------------------------------------------------------
Effective income tax expense (benefit)  $(1,360,000)  $         -   $  3,868,000
--------------------------------------------------------------------------------

As of June 29, 2002, the Company had available net operating losses of approximately $28,677,000 for U.S. tax purposes, which expire through 2022. The utilization of losses that were generated prior to September 1991, which approximate $1,494,000 is limited to $166,000 per year for U.S. tax purposes due to the change in ownership resulting from ICC's investment. State income tax net operating loss carry forwards of approximately $36,073,000 which expire through 2008, are available to the Company.

As a result of the increase in ICC's ownership of PFI (see Note 10), PFI will file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, PFI will be reimbursed for the tax savings generated by ICC, from the use of PFI's losses. In addition, the agreement provides for an allocation of the group's tax liability, based upon the ratio that each member's contribution of taxable income bears to the consolidated taxable income of the group.

Deferred tax assets are comprised of the following temporary differences:

                                                June 29, 2002     June 30, 2001
--------------------------------------------------------------------------------
Tax benefit of state income tax net operating
  loss carry forwards                            $  3,247,000      $  3,020,000

Tax benefit of federal income tax net operating
  loss carry forwards                              10,037,000         8,090,000
Depreciation                                         (406,000)         (472,000)
Deferred gain on sale/leaseback of building            39,000            70,000
Basis difference 8 1/4% debentures as a result of
  restructuring                                             -            29,000
Inventory valuation                                   271,000           (40,000)
Allowance for doubtful accounts                       315,000           465,000
Alternative minimum tax carry forward                 104,000           104,000
Other                                                 123,000                 -
--------------------------------------------------------------------------------
Deferred tax asset                                 13,730,000        11,266,000
Valuation allowance                               (13,730,000)      (11,266,000)
--------------------------------------------------------------------------------
Net deferred tax asset                           $          -      $          -
--------------------------------------------------------------------------------

Based on the assessment of all available evidence including the pre-tax losses in the last three years, the current status of the Company's business and the uncertainty with respect to generating taxable income in future years, management has recorded a full valuation allowance on the total of the deferred tax assets.

9.	Common Stock and Options

An amendment to our certificate of incorporation to increase the authorized number of shares of our common stock to 200,000,000 was approved at the 2001 annual shareholders meeting in November 2001. On December 21, 2001, ICC converted $15,000,000 of indebtedness due to ICC from PFI into 44,117,647 common shares, at a rate of $.34 per share, to increase its ownership to 85.6% of the outstanding common shares of PFI. On January 2, 2002, ICC converted its 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock and $1,150,000 of unpaid dividends on such preferred stock into 10,735,294 common shares, at a rate of $.34 per share, further increasing its ownership to 87.4% of the outstanding common shares.

In May 2002, we began a rights offering to all shareholders other than ICC. The offering was made to PFI's stockholders of record as of the close of business on May 7, 2002. The offering was also made to employees who hold options on the Company's common stock. PFI is undertaking this rights offering for two reasons: firstly, to enable its stockholders, other than ICC, to be able to purchase additional shares of its common stock at the same price as was used to effectuate conversions of debt and preferred stock by ICC in December 2001 and January 2002; and secondly, to raise additional capital. Each person who was a holder of PFI common stock at the close of business on May 7, 2002, other than ICC, received 2.8 subscription rights for each share of common stock they held. Each employee of PFI who was a holder of an option to purchase common stock will receive 2.8 rights for each share of common stock covered by the option agreement. The ratio of 2.8 rights for each share of common stock will enable non-ICC stockholders to restore their percentage interests in the Company substantially to the level that existed prior to the ICC conversions. This was the objective used in the determination of the number of rights per share. Rights holders will be entitled to purchase one share of common stock for each right held at a price of $.34 per share. An aggregate of 34,467,741 shares of common stock will be sold if all rights are exercised. PFI previously notified holders of its 8% and 8.25% convertible subordinated debentures of their right to participate in the offering, provided they converted their debentures into common stock prior to the record date. No debentures were converted. The rights are transferable, and shareholders who exercise their rights will be able to subscribe for additional shares not taken up by other rights holders. ICC has waived any rights it may have to participate in this rights offering by virtue of its holding of common stock or any other rights. The offering is currently scheduled to expire on October 23, 2002.

The following is a summary of stock options issued, exercised, forfeited or canceled during the period July 3, 1999 through June 29, 2002:

                                                                Weighted Average
                                                   Shares        Exercise Price
--------------------------------------------------------------------------------
Outstanding - July 3, 1999                        1,243,300           $.72
Issued                                              360,300           $.27
Forfeited                                          (748,600)          $.77
--------------------------------------------------------------------------------
Outstanding - July 1, 2000                          855,000           $.49
Issued                                              568,000           $.27
Forfeited                                          (216,800)          $.48
--------------------------------------------------------------------------------
Outstanding - June 30, 2001                       1,206,200           $.36
Issued                                              647,000           $.15
Forfeited                                          (132,700)          $.28
--------------------------------------------------------------------------------
Outstanding - June 29, 2002                       1,720,500           $.29
--------------------------------------------------------------------------------
Exercisable  - June 29, 2002                      1,104,500           $.36
--------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at June 29, 2002:

                 Options Outstanding                      Options Exercisable
--------------------------------------------------------------------------------
                Number        Weighted      Weighted      Number      Weighted
  Range of   Outstanding      Average        Average   Exercisable    Average
  Exercise   at June 29,     Remaining      Exercise   at June 29,   Exercise
   Prices        2002       Life (Years)      Price       2002         Price
--------------------------------------------------------------------------------
        0.84       76,500          0.4           0.84       76,500        0.84
        0.80        7,000          0.3           0.80        7,000        0.80
        0.41       72,000          1.4           0.41       72,000        0.41
0.22 to 0.31      150,000          2.7           0.26      150,000        0.33
        0.75      110,000          1.8           0.75      110,000        0.75
        0.23       75,000          2.5           0.23       75,000        0.23
        0.27      594,000          2.8           0.27      594,000        0.27
        0.15      636,000          4.3           0.15       20,000        0.15
--------------------------------------------------------------------------------
                1,720,500                                1,104,500        0.36
--------------------------------------------------------------------------------

The weighted average fair market values of options granted during the fiscal years 2002, 2001 and 2000 were $.15, $.11 and $.12, respectively.

As of June 29, 2002, substantially all outstanding stock options expire at various dates through fiscal year 2006. These options were granted at prices which were at or above quoted market value on the dates granted.

We have adopted the disclosures only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options granted. Had compensation cost been determined based on the fair value at the date of grant consistent with provisions of SFAS No. 123, the Company's financial statements would have included the following:

Years ended                   June 29, 2002      June 30, 2001      July 1, 2000
--------------------------------------------------------------------------------
Net (loss) - as reported       $(6,888,000)      $(14,592,000)      $(7,918,000)
Net (loss) - pro forma         $(6,935,000)      $(14,645,000)      $(7,948,000)
--------------------------------------------------------------------------------

The application of SFAS No. 123 had no effect on our net (loss) per share-basic and diluted during the years presented above.

The fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected volatility of 125%, 55% and 51% for 2002, 2001 and 2000, respectively, risk-free interest rate of 3.6%, 3.6% and 6% for 2002, 2001 and 2000, respectively, expected lives of 5 years and no dividend yield for each of the three years in the period ended June 29, 2002.

10.	Preferred Stock	On April 8, 1996, PFI sold 2,500,000 shares of Series A Preferred Stock to ICC for an aggregate of $2,500,000. The preferred stock was redeemable at the option of PFI and is currently convertible into common stock of PFI by ICC at the lower of market price of the common stock or $2.00 per share. The preferred stock accrued dividends at the rate of $.08 per share, payable semi-annually and is cumulative and non-participating.

On January 2, 2002, ICC converted 2,500,000 shares which it owned of the Company's preferred stock and $1,150,000 of related unpaid dividends into an additional 10,735,294 shares of our common stock, increasing ICC's ownership of PFI to 87.4%.

11.	Major Customers and Products	For the fiscal years 2002, 2001 and 2000, 14%, 13%, and 17%, respectively, of net sales were derived from Costco Wholesale. Sales to CVS, Inc. accounted for 7%, 13% and 9% of net sales for fiscal years 2002, 2001 and 2000 respectively. Sales to Walgreen Company accounted for 1%, 5% and 12% of net sales for fiscal years 2002, 2001 and 2000, respectively.

For the fiscal years 2002, 2001 and 2000, sales of ibuprofen represented 21%, 26%, and 36% of net sales, respectively.

12.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

Fiscal years                          2002             2001              2000
--------------------------------------------------------------------------------
Cash paid during the year:
  Interest                         $4,474,000       $4,816,000        $4,470,000
--------------------------------------------------------------------------------

Supplemental non-cash investing and financing information:

In December 2001, the Company converted $15 million of indebtedness due to ICC into 44,117,647 shares of the Company's common stock at a rate of $.34 per share. In January 2002, ICC converted its Series A Cumulative Redeemable Preferred Stock and related dividends into 10,735,294 shares of the Company's common stock at a rate of $.34 per share.

In December 2001, we entered into an equipment financing arrangement for $1,943,000, whereby certain operating leases were converted to an equipment loan. In June 2002, we entered into a capital lease obligation of $682,000 for the purchase of new equipment.

A capital lease obligation of $4,000,000 was incurred when the Company entered into a lease in fiscal 2001. No such obligations were incurred in fiscal 2000. The Company converted debentures into common stock totaling $41,000 during the year ended July 1, 2000.

13.	Quarterly Data (Unaudited)

                                                                      Three Months Ended

                                                  September 29   December 29    March 30       June 29

                                                             (In thousands, except per share data)

2002
----

Net sales                                              $13,274       $12,850     $12,668       $13,665

Gross profit                                             1,659           755       1,255         2,277

Operating (loss)                                          (861)       (1,772)     (1,034)         (383)

Net (loss)                                              (2,069)       (2,877)     (1,287)         (655)

Net (loss) attributable to common shareholders          (2,119)       (2,927)     (1,287)         (655)

(Loss) per common share, basic and diluted               (0.07)        (0.07)      (0.02)        (0.01)

                                                                      Three Months Ended

                                                  September 30   December 30    March 31       June 30

                                                             (In thousands, except per share data)

2001
----

Net sales                                              $13,160       $11,892     $11,880       $12,225

Gross profit                                             1,495           189       1,231          (645)

Operating (loss)                                        (1,196)       (1,455)     (2,330)       (4,153)

Net (loss)                                              (2,504)       (3,603)     (2,601)       (5,884)

Net (loss) attributable to common shareholders          (2,554)       (3,653)     (2,651)       (5,934)

(Loss) per common share, basic and diluted               (0.08)        (0.12)      (0.09)        (0.20)

Results for the fiscal quarter ended June 30, 2001 include $3.2 million of year-end adjustments related to inventory valuations, bad debts and other potential liabilities.

Report of Independent Certified Public Accountants
     on Financial Statement Schedule

The audits referred to in our report dated September 23, 2002, relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule attached. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP
BDO Seidman, LLP
Woodbridge, New Jersey
September 23, 2002

Pharmaceutical Formulations, Inc.
and Subsidiaries

Schedule II - Valuation and Qualifying Accounts

                                                                     Deductions
                                 Balance at        Additions         write-offs
 Allowance for doubtful         beginning of       charged to       uncollectible     Balance at end
       accounts                    period       costs & expenses      accounts          of period
------------------------------------------------------------------------------------------------------
Year ended June 29, 2002          $706,000          $285,000          $221,000           $770,000
------------------------------------------------------------------------------------------------------
Year ended June 30, 2001          $406,000          $422,000          $122,000           $706,000
------------------------------------------------------------------------------------------------------
Year ended July 1, 2000           $255,000          $212,000          $ 61,000           $406,000
------------------------------------------------------------------------------------------------------