Form 10-Q
period 2002-09-28
PHARMACEUTICAL FORMULATIONS INC
filed 2002-11-12
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

|x|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	September 28, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________

                      Commission File Number 0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 460 Plainfield Avenue, Edison, NJ (Address of principal executive offices) (Registrant's telephone number, including area code)	22-2367644 (IRS Employer Identification No.) 08818 (Zip code) (732) 985-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
|x| Yes No |_|

The number of shares outstanding of common stock, $.08 par value, as of November 6, 2002 was 85,317,612.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART I.   FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                          September 28,
                                                                               2002                    June 29,
                                                           ASSETS          (Unaudited)                   2002
                                                                      -----------------------   -----------------------

CURRENT ASSETS
   Cash                                                                      $      84,000             $     108,000
   Accounts receivable - net of allowance for doubtful
        accounts of $604,000 and $770,000                                        9,226,000                 7,521,000
   Inventories                                                                  13,004,000                12,905,000
   Prepaid expenses and other current assets                                     1,395,000                 1,349,000
                                                                      -----------------------   -----------------------
                                                                      -----------------------   -----------------------
              Total current assets                                              23,709,000                21,883,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
        of $28,881,000 and $28,215,000                                          13,973,000                14,294,000
OTHER ASSETS
   Other assets                                                                    133,000                   100,000
                                                                      -----------------------   -----------------------
                                                                      -----------------------   -----------------------

                                                                               $37,815,000               $36,277,000
                                                                      =======================   =======================

                                             LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
   Current portion of long-term debt                                           $ 3,783,000               $ 3,353,000
   Current portion of capital lease obligations                                  2,400,000                 2,340,000
   Due to ICC Industries Inc.                                                    6,474,000                 4,845,000
   Accounts payable                                                              9,655,000                 9,692,000
   Accrued expenses                                                              1,371,000                 1,280,000
                                                                      -----------------------   -----------------------

              Total current liabilities                                         23,683,000                21,510,000
                                                                      -----------------------   -----------------------

LONG-TERM DEBT DUE ICC INDUSTRIES INC.                                          17,017,000                17,467,000
                                                                      -----------------------   -----------------------
                                                                      -----------------------   -----------------------

LONG-TERM DEBT                                                                  11,144,000                10,774,000
                                                                      -----------------------   -----------------------
                                                                      -----------------------   -----------------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                              3,764,000                 4,380,000
                                                                      -----------------------   -----------------------
                                                                      -----------------------   -----------------------

COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' (DEFICIENCY)
   Common stock, par value $.08 per share; 200,000,000 shares
      authorized; 85,267,612 shares issued and outstanding                       6,822,000                 6,822,000
   Capital in excess of par value                                               51,796,000                51,796,000
   Accumulated deficit                                                         (76,411,000)              (76,472,000)
                                                                      -----------------------   -----------------------
                                                                      -----------------------   -----------------------
              Total stockholders' (deficiency)                                 (17,793,000)              (17,854,000)
                                                                      -----------------------   -----------------------
                                                                      -----------------------   -----------------------

                                                                               $37,815,000               $36,277,000
                                                                      =======================   =======================

                                       See accompanying notes to consolidated financial statements

                                          PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          (Unaudited)

                                                                        Three Months Ended
                                                          ------------------------------------------------
                                                               September 28,              September 29,
                                                                    2002                      2001
                                                          ---------------------     ----------------------
REVENUES
  Gross sales                                                      $16,142,000               $13,413,000
  Less: Sales discounts and allowances                                 198,000                   139,000
                                                          ---------------------     ----------------------
         NET SALES                                                  15,944,000                13,274,000
                                                          ---------------------     ----------------------
COST AND EXPENSES
  Cost of goods sold                                                13,063,000                11,615,000
  Selling, general and administrative                                2,217,000                 2,432,000
  Research and development                                              83,000                    88,000
                                                          ---------------------     ----------------------
                                                          ---------------------     ----------------------
                                                                    15,363,000                14,135,000
                                                          ---------------------     ----------------------
                                                          ---------------------     ----------------------

         INCOME (LOSS) FROM OPERATIONS                                 581,000                   (861,000)
                                                          ---------------------     ----------------------
OTHER INCOME (EXPENSE)
  Interest expense                                                    (947,000)                (1,292,000)

  Other                                                                125,000                    84,000
                                                          ---------------------     ----------------------
                                                          ---------------------     ----------------------
                                                                      (822,000)                (1,208,000)
                                                          ---------------------     ----------------------
                                                          ---------------------     ----------------------

         (LOSS) BEFORE INCOME TAXES (BENEFIT)                         (241,000)                (2,069,000)
INCOME TAX BENEFIT                                                    (302,000)                     -
                                                          ---------------------     ----------------------
         NET INCOME (LOSS)                                              61,000                 (2,069,000)

Preferred stock dividend requirement                                     -                         50,000
                                                          ---------------------     ----------------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS     $             61,000       $         (2,119,000)
                                                          =====================     ======================

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED             $               0.00      $               (0.07)
                                                          =====================     ======================
                                                                    85,268,000                 30,330,000
BASIC AND DILUTED AVERAGE COMMON SHARES OUTSTANDING       =====================     ======================

                                       See accompanying notes to consolidated financial statements

                                          PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          (Unaudited)

                                                                                        Three Months Ended
                                                                          -----------------------------------------------
                                                                             September 28,             September 29,
                                                                                  2002                      2001
                                                                          ---------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                              $     61,000               $(2,069,000)
  Adjustments to reconcile net income (loss) to net cash (used in)
     provided by operating activities:
      Income tax benefit
                                                                                     (302,000)                    -
      Depreciation and amortization of property, plant and equipment                  666,000                   715,000
      Amortization of bond discount and deferred financing costs                      119,000                   235,000
      Amortization of deferred gain on sale/leaseback                                 (13,000)                  (24,000)
      Changes in current assets and liabilities:
        (Increase) in accounts receivable                                          (1,705,000)                 (293,000)
        (Increase) decrease in inventories                                            (99,000)                  173,000
        (Increase) in other current assets                                           (143,000)                 (358,000)
         Increase in due to ICC Industries Inc.                                       406,000                 1,053,000
         Increase in accounts payable and accrued expenses                             67,000                 1,087,000
                                                                          ---------------------     ---------------------

                NET CASH (USED IN) PROVIDED BY
                  OPERATING ACTIVITIES                                               (943,000)                  519,000
                                                                          ---------------------     ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in other assets                                                 (55,000)                    4,000
  (Increase) in property, plant and equipment, net                                   (345,000)                 (177,000)
                                                                          ---------------------     ---------------------
                                                                          ---------------------     ---------------------
                                                                                     (400,000)                 (173,000)
                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                          ---------------------     ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to ICC Industries Inc.                                           1,075,000                 1,000,000
  (Repayments) of capital lease obligations                                          (556,000)                 (481,000)
   Borrowings (repayments) of long term debt                                          800,000                  (670,000)
                                                                          ---------------------     ---------------------

                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 1,319,000                  (151,000)
                                                                          ---------------------     ---------------------

NET INCREASE (DECREASE) IN CASH                                                       (24,000)                  195,000
CASH, BEGINNING OF PERIOD                                                             108,000                    83,000
                                                                          ---------------------     ---------------------
                                                                          ---------------------     ---------------------

CASH, END OF PERIOD                                                              $     84,000               $   278,000
                                                                          =====================     =====================

                                       See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Interim Financial Reporting and Change in Fiscal Year

The consolidated balance sheet as of June 29, 2002 has been derived from the audited consolidated balance sheet for the fiscal year then ended and is presented for comparative purposes. Certain amounts have been reclassified to conform to the current period presentation.

The accompanying financial statements presume that users have read the audited financial statements for the fiscal year ended June 29, 2002. Accordingly, footnotes that would substantially duplicate such disclosure have been omitted.

The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals.

The results of operations for the three months ended September 28, 2002 are not necessarily indicative of the results to be expected for a full year.

Effective in December 2002, PFI will change its fiscal year-end from the 52 or 53-week period which ends on the Saturday closest to June 30 to the 52 or 53-week period which ends on the Saturday closest to December 31.

Note 2	Commitments and Contingencies

In March 2002, action was brought against PFI in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective product. We believe the lawsuit is without merit and are vigorously defending against it.

In March 2002, an action was brought against us and others seeking unspecified damages and alleging that product sold with the label “Made in U.S.A.” was substantially made outside the United States. We had previously entered into an agreement with the Federal Trade Commission regarding discontinuation of this wording and were in full compliance with that agreement. Therefore, we believe this lawsuit is without merit and are vigorously defending against it.

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

The Company is a party to various other legal proceedings arising in the normal conduct of business. We believe that the final outcome of all current legal matters will not have a material adverse effect upon the Company’s financial position or results of operations.

Note 3	Inventories Inventories consist of the following:

                                                              September 28, 2002             June 29, 2002
                                                              ------------------             -------------

                           Raw materials                             $ 4,135,000               $ 3,426,000
                           Work in progress                            1,251,000                   890,000
                           Finished goods                              7,618,000                 8,589,000
                                                                    ------------       -------------------------
                                                                     $13,004,000               $12,905,000
                                                                    ============       =========================
Note 4	Related Party Transactions

ICC Industries Inc. (“ICC”), a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is an affiliated company. The following transactions with ICC are reflected in the consolidated financial statements as of or for the three months ended September 28, 2002 and September 29, 2001:

                                                                            2002                       2001
                                                                       ---------------           -----------------

                           Inventory purchases from ICC                $   643,000               $    175,000
                           Interest charges from ICC                       328,000                    428,000
                           Accounts payable to ICC                       6,257,000                  4,204,000
                           Note payable to ICC                          18,322,000                 16,404,000
                           Advances from ICC                             1,879,000                  4,382,000
Note 5	Capital Stock

In May 2002, we began a rights offering to all shareholders other than ICC. The offering was made to PFI’s stockholders of record as of the close of business on May 7, 2002. The offering was also made to employees who held options on the Company’s common stock. PFI is undertaking this rights offering for two reasons: firstly, to enable its stockholders, other than ICC, to be able to purchase additional shares of its common stock at the same price as was used to effectuate conversions of debt and preferred stock by ICC in December 2001 and January 2002; and secondly, to raise additional capital. Each person who was a holder of PFI common stock at the close of business on May 7, 2002, other than ICC, received 2.8 subscription rights for each share of common stock they held. Each employee of PFI who was a holder of an option to purchase common stock received 2.8 rights for each share of common stock covered by the option agreement. The ratio of 2.8 rights for each share of common stock will enable non-ICC stockholders to restore their percentage interests in the Company substantially to the level that existed prior to the ICC conversions. This was the objective used in the determination of the number of rights per share. Rights holders will be entitled to purchase one share of common stock for each right held at a price of $.34 per share. An aggregate of 34,467,741 shares of common stock will be sold if all rights are exercised. The rights are transferable, and shareholders who exercise their rights will be able to subscribe for additional shares not taken up by other rights holders. ICC has waived any rights it may have to participate in this rights offering by virtue of its holding of common stock or any other rights. The offering is currently scheduled to expire on December 20, 2002. As of November 6, 2002, no rights have been exercised.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross sales for the three months ended September 28, 2002 were $16,142,000 as compared to $13,413,000 in the comparable period in the prior fiscal year, an increase of $2,729,000 or 20.3%. In July 2002, PFI began shipments to a major national retailer. This new relationship contributed approximately $2 million of net sales in the current quarter.

Net sales for the three months ended September 28, 2002 were $15,944,000 as compared to $13,274,000 in the comparable period in the prior fiscal year, an increase of $2,670,000 or 20.1% due to higher gross sales.

Cost of sales as a percentage of net sales was 81.9% for the three months ended September 28, 2002 as compared to 87.5% in the prior year period. This decrease resulted primarily from a shift in product mix to higher margin products due to contract manufacturing, lower material costs and the efficiencies gained from the increased levels of production.

Selling, general and administrative expenses were $2,217,000 for the three months ended September 28, 2002 as compared to $2,432,000 in the prior year period. The decrease of $215,000 is primarily the result of reductions in distribution expenses and sales and marketing expenses.

Interest expense was $947,000 for the three months ended September 28, 2002 as compared to $1,292,000 for the prior year period. The decrease is primarily a result of ICC’s conversion of debt into equity and lower interest rates.

As a result of the increase in ICC’s ownership of PFI, PFI will file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, PFI will be reimbursed for the tax savings generated by ICC, from the use of PFI’s losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, the Company has recorded a tax benefit of $302,000 for the three months ended 9/28/02. The tax benefit recorded is disproportionate due to a reduction in the Company’s deferred tax asset valuation reserve.

As of September 28, 2002, the Company had available net operating losses of approximately $29,576,000 for U.S. tax purposes, which expire through 2022 . The utilization of losses that were generated prior to September 1991, which approximate $1,494,000, is limited to $166,000 per year for U.S. tax purposes due to the change in ownership resulting from ICC’s investment. State income tax net operating loss carry forwards of approximately $36,972,000, which expire through 2008, are available to the Company.

The Company reported a net income of $61,000 or $.00 per share for the three months ended September 28, 2002 as compared to a net loss of $2,069,000 or $(.07) per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Total cash used during the three months ended September 28, 2002 was $24,000.

Total funds used in operating activities were $943,000 for the three months ended September 28, 2002. This was primarily attributable to an increase in accounts receivable of $1,705,000, offset by non-cash charges of $772,000 from depreciation and amortization.

Net cash used in investing activities for the three months ended September 28, 2002 was $400,000, principally attributable to expenditures for capital equipment for additional capacity.

Net cash provided by financing activities for the three months ended September 28, 2002 was $1,319,000, primarily from loans provided by ICC. ICC has supported PFI by providing loans, replacing loans from its asset-based lenders and providing us with working capital.

Current assets at September 28, 2002 include $9,226,000 of accounts receivable as compared to $7,521,000 at June 29, 2002. The accounts receivable increase of $1,705,000 is a result of the higher gross sales compared with the preceding quarter. Working capital also includes $13,004,000 of inventory as compared to $12,905,000 at June 29, 2002. The increase is primarily related to purchases of materials to meet anticipated sales orders. Current liabilities also includes $11,026,000 of accounts payable and accrued expenses as compared to $10,972,000 at June 29, 2002. The increase is primarily due to increased purchases. There were no significant backorders at September 28, 2002.

We have convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the cash requirements in terms of principal and interest payments. The Company’s line of credit agreement was extended through December 31, 2003.

We have a deferred tax asset of approximately $14,068,000 before the valuation allowance at September 28, 2002, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences.

Based on the assessment of all available evidence, our inconsistent operating results in prior years, the current status of our business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax asset. Reductions in the valuation allowance, which could benefit results of operations in the future, will be recorded when, in the opinion of management, PFI’s ability to generate taxable income is considered more likely than not. Any realization of this asset in future periods would improve our liquidity.

We intend to spend an estimated $1,000,000 to $1,500,000 for capital improvements during the twelve-month period ending June 28, 2003 to increase manufacturing capacity and reduce costs. We anticipate that these capital expenditures will be funded through equipment lease financing and working capital. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the lease financing in the future.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable

ITEM 4	CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the completion of the evaluation.

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

              (a) Exhibits

                         None

              (b) Reports on Form 8-K - The Registrant filed the following reports on Form 8-K during the first quarter of the fiscal year ending June 28, 2003:

                       Date of Report            Item Number (Summary)
                       --------------            ---------------------

                        July 16, 2002            5 (regarding payment of interest on debentures

                        August 9, 2002           9 (regarding extension of rights offering)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: November 11, 2002                                                 By: /s/James Ingram
                                                                            ---------------
                                                                            James Ingram
                                                                            Chief Operating Officer and President
                                                                            (Principal Executive Officer)

Date: November 11, 2002                                                By:  /s/Walter Kreil
                                                                            ---------------
                                                                            Walter Kreil
                                                                            Chief Financial Officer
                                                                            (Principal Accounting Officer)

CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John L. Oram Chief Executive Officer of Pharmaceutical Formulations, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pharmaceutical Formulations, Inc. (the "registrant")

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002

/s/ John L. Oram
John L. Oram, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Walter Kreil, Chief Financial Officer of Pharmaceutical Formulations, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Pharmaceutical Formulations, Inc. (the "registrant");

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 11, 2002

/s/ /s/ Walter Kreil
Walter Kreil, Chief Financial Officer

CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

The undersigned, the Chief Executive Officer of Pharmaceutical Formulations, Inc. hereby certifies that Pharmaceutical Formulations, Inc.‘s Form 10-Q for the Quarter Ended September 28, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operation of Pharmaceutical Formulations, Inc.

Dated: November 11, 2002

/s/ John L. Oram

CERTIFICATION OF CHIEF FINANCIAL OFFICER

The undersigned, the Chief Financial Officer of Pharmaceutical Formulations, Inc. hereby certifies that Pharmaceutical Formulations, Inc.‘s Form 10-Q for the Quarter Ended September 28, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operation of Pharmaceutical Formulations, Inc.

Dated: November 11, 2002

/s/ /s/ Walter Kreil
Walter Kreil, Chief Financial Officer