Form 10-KT
period 2002-12-28
PHARMACEUTICAL FORMULATIONS INC
filed 2003-03-28
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|_|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended

OR

|X|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from June 30, 2002 to December 28, 2002

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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days. Yes |X| No |_|

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes No|X|

           The aggregate market value of the voting stock held by non-affiliates (based upon the average of the high and low bid prices) on December 28, 2002 was approximately $1,466,000.

           As of March 21, 2003, there were 85,345,787 shares of Common Stock, par value $.08 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

Item 1.      Business

Change in Fiscal Year

           During December 2002, we changed our fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. Our just-ended fiscal period consists of the six-month transition period from June 29, 2002 to December 28, 2002 and is sometimes referred to as transition 2002. For fiscal years prior to this period, our fiscal year ended on the Saturday closest to June 30 of each year. We refer to such periods as fiscal 2002, fiscal 2001 and fiscal 2000.

Risk Factors

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

           Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated developments in any one or more of the following areas:

•	our ability, and the ability of certain of our vendors, to obtain and maintain approvals from the U.S. Food and Drug Administration for new products and other regulatory matters, our ability to qualify additional vendors for significant raw material and our ability to comply with regulations regarding the manufacturing of products, including the FDA’s good manufacturing practices regulations and other matters discussed below under “Government Regulation”;

•	the receptivity of consumers to generic drugs, including the public’s reaction to actions of governmental authorities, insurance companies and other groups to encourage or discourage the use of generic pharmaceutical products;

•	the rate of our new product introductions and the receptivity of our customers to such products;

•	competition, including pressures which may require us to reduce our prices such as consolidation of the drug distribution network;

•	our ability to develop and maintain collaborative relationships with others, including other pharmaceutical companies;

•	the number and nature of customers and their product orders, including material changes in orders from our most significant customers;

•	the ability of our vendors including foreign vendors, to continue to supply our needs, especially with respect to our key products such as ibuprofen;

•	borrowing costs, and our ability to generate cash flow to pay interest and scheduled amortization payments as well as our ability to refinance such indebtedness or to sell assets when it comes due;

•	relations with our controlling shareholder, including its continuing willingness to provide financing and other resources;

•	our ability to have our shares quoted on the OTC Bulletin Board or another quotation system, stock exchange or stock market;

•	the continued involvement of key personnel or the ability to obtain suitable replacement personnel;

•	the level of sales to key customers;

•	actions by competitors;

•	fluctuations in the price of raw materials;

•	our dependence on a single manufacturing facility;

•	our ability to protect our proprietary manufacturing technology;

•	our dependence on a limited number of suppliers;

•	an adverse outcome in litigation, claims and other actions against us including product liability risks and our ability to continue to obtain insurance coverage ;

•	technological changes and introductions of new competing products; and

•	changes in market demand, productivity, weather and market and economic conditions in the areas in which we operate and market our products or from which we source our raw materials,

as well as other risk factors which may be detailed from time to time in our Securities and Exchange Commission filings.

           You are cautioned not to place undue reliance on any forward-looking statements contained in this report, which is accurate only as of the date of this report. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unexpected events

Introduction

           Pharmaceutical Formulations, Inc., a Delaware corporation, is a publicly-traded private label manufacturer and distributor of nonprescription (sometimes called "over-the-counter" or "OTC") solid dose pharmaceutical products (which are referred to in this report as "generic OTC products") in the United States. Such products, which are made in tablet, caplet or capsule form, are primarily sold under our customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. We also sell and market a line of antifungal aerosols. To a limited extent, we also sell generic OTC products under our own brand names, including Health+Cross® and Health Pharm® , which sales account for less than 1% of our total revenues.

           We believe that the therapeutic benefits of our generic OTC products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which our products are patterned are identical to those of our products. We are subject to regulation by the U.S. Food and Drug Administration (FDA). Our largest retail customers include Dollar General Stores, Target, Costco Wholesale (Costco), CVS Corp. (CVS), and BJ’s Wholesale Club.

Certain Relationships with ICC Industries Inc.

           ICC Industries Inc. (“ICC”) is our largest stockholder, currently holding 74,488,835 shares (87.3%) of the outstanding stock. Since we first entered into a relationship with ICC in 1991, we have engaged in many transactions with ICC.

           Tax Sharing Agreement – Effective December 21 2001, as a result of ICC’s ownership of our stock reaching 87%, we file a consolidated Federal income tax return with ICC, so long as ICC continues to own more than 80% of our common stock. As a result, we have entered into a tax sharing agreement whereby PFI will be credited for the cash savings generated by ICC’s utilization of PFI’s current tax losses or utilization of tax loss carryforwards. Such compensation shall be as an offset against amounts due to ICC from PFI.

           Purchase of Raw Materials -- We purchased from ICC $3,508,000 of raw materials in the six months ended December 28, 2002, $1,438,000 in fiscal 2002, $2,163,000 in fiscal 2001 and $3,145,000 in fiscal 2000. We currently and will likely in the future utilize ICC’s buying power to obtain more favorable price treatment.

           Shareholder Loans - On February 7, 2003 the Company modified its term loan and security agreement with ICC, retroactive to June 29, 2002. The modification consisted of a reduction in the interest rate from prime + 1% to prime. The loan principal under this agreement was $19,022,000. Principal payments began in October 2002 at $60,000 per month and in increasing amounts thereafter with a final payment of $15,692,000 in July 2004. Interest is payable monthly at the prime rate (4.25% at December 28, 2002). The loan is secured by a secondary security interest in all of our assets.

           Support - ICC has committed to provide the Company with the necessary financing through December 31, 2004.

           As of February 28, 2003, we owed ICC $29,100,000, including loans and accounts payable.

Rights Offering

           In May 2002, we began a rights offering to all shareholders other than ICC. The offering was made to PFI’s stockholders of record as of the close of business on May 7, 2002. The offering was also made to employees who held options on the Company’s common stock. An aggregate of 34,467,741 shares of common stock would have been sold if all rights were exercised. The rights offering expired on December 22, 2002. Rights to acquire a total of 18,175 shares were exercised and the shares were issued in February 2003.

Products

           Currently, we market more than 90 different types of generic OTC products (including different dosage strengths of the same chemical composition). These include analgesics (such as ibuprofen, acetaminophen and naproxen sodium), cough-cold preparations, sinus/allergy products and gastrointestinal relief products. Sales of ibuprofen accounted for 28% in the six months ended December 28, 2002, 21% in fiscal 2002, 26% in fiscal 2001 and 36% in fiscal 2000 of our total revenues.

           Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and, we believe, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. We manufacture generic OTC products which we believe are chemically and therapeutically equivalent to such brand name products as Advil®, Aleve®, Anacin®, Tylenol®, Bufferin®, Ecotrin®, Motrin®, Excedrin®, Sominex®, Sudafed®, Comtrex®, Sinutab®, Dramamine®, Actifed®, Benadryl®, Allerest® and Tagamet® HB™, among other products.1

_____________

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

OUR PRODUCTS

Analgesics:
     Ibuprofen
     Naproxen Sodium
     Aspirin
     Acetaminophen
Menstrual Pain Relief
Cough/Cold
Allergy/Sinus
Anti-Diarrheal/Acid
        Blockers/
       Anti-gas/Antacid
Laxatives
Antifungal Aerosol
Alert/Sleep Aids/Travel
Sickness	Illustrative Competing
National Brands

Advil®, Motrin®
Aleve®
Bayer®
Tylenol®
Midol®, Pamprin®
Tylenol®, Sudafed®
Sudafed®
Tagament HB®, Mylanta Gelcap®

Correctol®
Tinactin®
Vivarin®, Somnitabs®, Dramamine®

           In September 2002, we agreed to sell our 50% ownership interest in Healthcare Industries, LLC, a manufacturer of anti-fungal aerosol products, to our partner, APG, Inc. for an aggregate of $1,050,000. At that time, we received an initial payment of $325,000 and our ownership was reduced to 34.5%. The remaining payments are to be received in semi-annual installments beginning December 31, 2002 and ending December 31, 2004 unless accelerated by APG. As of March 21, 2003, the December 2002 payment had not been received. At December 28, 2002, our investment in Healthcare Industries was $294,000.

Manufacturing

           Our manufacturing facility operates two shifts on a five-day week work schedule and produces approximately one million tablets/capsules per hour representing about 50% of three-shift` capacity. The manufacturing equipment operates very efficiently with little or no disruptions during the manufacturing process. The equipment has the ability to manufacture between five to six different formulations concurrently at the initial stages of production and about 20 different formulations at various stages throughout the production process.

           Average lead-time for a new customer from the time of submission of initial artwork to the final design of the packages, ordering of boxes, and delivery of the first orders of product to the customer is usually about one month. Turnaround of orders for existing customers usually ranges anywhere between 24 to 48 hours. In situations where customers need products replenished in a faster time frame, we usually have the staff and available capacity to fulfill this requirement. We employ approximately 334 people in the manufacturing process. We have been and we expect to continue to be, in full compliance with all FDA and other federal regulations applicable to our business.

           In order to manufacture generic OTC products, we acquire raw materials from suppliers located in the United States and abroad. To date, we have had no significant difficulties obtaining the raw materials we need and expect that such raw materials will continue to be readily available in the future. Our raw materials are first placed in quarantine so that samples of each lot can be assayed for purity and potency. Incoming materials are also tested to assure that they are free of objectionable microorganisms and that they meet chemical and physical testing requirements. Throughout the manufacturing process, samples are taken by quality assurance inspectors for quality control testing. The raw materials must meet standards established by the United States Pharmacopoeia, the National Formulary and the FDA, as well as by us and our customers.

           To produce capsules and tablets, we utilize specialized equipment which compresses tablets and fills powder and granules into hard gelatin capsules. At this stage, certain tablets are film- or sugar- coated to achieve an aesthetically appealing tablet. The customer chooses whether its order of generic OTC products will be delivered in bulk containers or in packages. Typically, we assist our customers in developing the size, design and graphics of the folding carton, label and container for the products. The package can be automatically placed into shipping containers of the customer's selection.

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

Customers

           Our customers consist of over 50 retailers (including major national and regional drug, supermarket and mass-merchandise chains), wholesalers, club stores, distributors and brand-name pharmaceutical companies. Sales to our various categories of customers in the six months ended December 28, 2002, fiscal 2002, fiscal 2001 and fiscal 2000 by percentage of total sales were as follows:

                                                                    Percentage of Sales
                                                   ---------------------------------------
                                                   Transition             Fiscal
                                                               ---------------------------
     Category                                          2002       2002     2001      2000
     --------                                          ----       ----     ----      ----
     Retail drug and supermarket chains and
      mass merchandisers                                83%       79%       86%      89%
     Brand-name pharmaceutical companies                10%       12%        6%       3%
     Wholesalers and distributors (in bulk)              7%        9%        8%       8%

Virtually all of these sales consisted of products which our customers sell under their own store brand or other labels.

           Sales to customers which represented more than 10% of sales in any one or more of the six months ended December 28, 2002, fiscal 2002, fiscal 2001 and fiscal 2000 were as follows:

                                             Sales ($ and percentage of total sales)
                   -------------------------------------------------------------------------------
                         Transition                                   Fiscal
                                        ----------------------------------------------------------
  Customer                  2002                 2002                  2001          2000
  --------
  Costco           $4,054,000 (12%)     $7,234,000 (14%)     $6,692,000 (13%)     $13,778,000 (17%)
  Target           $4,010,000 (12%)     $  152,000 ( 0%)     $   15,000 ( 0%)     $   113,000 ( 0%)
  CVS              $2,119,000 ( 6%)     $4,004,000 ( 7%)     $6,566,000 (13%)     $ 7,458,000 ( 9%)
  Walgreens        $  277,000 ( 1%)     $  466,000 ( 1%)     $2,461,000 ( 5%)     $10,037,000 (12%)

           Other retail customers include Aldi’s, a grocery chain; BJ Wholesale Club, a warehouse discounter; Dollar General, a discount chain; Drug Mart, a drug store chain; Eckerd, a drug store chain; Family Dollar, a discount chain; H.E. Butt, a food chain; Kmart, a mass merchandise chain; Save-A-Lot, a discount chain; Food Lion/Hannaford, a food chain; and Wal-Mart, a mass merchandise chain.

Sales and Marketing

           We have 14 employees in sales and customer service. This staff and several independent brokers sell our generic OTC pharmaceutical products and our marketing services to current and potential customers. There are account teams servicing different geographic areas of the U.S., each headed by a sales director. A team is assigned to each retail customer, to focus on servicing that customer and making recommendations to help build retail store brand business.

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

           Most prescription drug products obtain FDA marketing approval via either the “new drug application” (NDA) process or the “abbreviated new drug application” (ANDA) process. An NDA is submitted to the FDA in order to prove that a drug product is safe and effective. NDAs and ANDAs typically contain data developed from extensive clinical studies. The filing of an NDA or ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

           Generic drug products are capable of being approved for marketing by the FDA via the ANDA process. An ANDA is submitted to the FDA in order to demonstrate that a drug product is “bioequivalent” to a drug product that has already been approved by the FDA for safety and effectiveness (i.e., an “innovator” drug product). Unlike an NDA, an ANDA is not required to contain evidence of safety and effectiveness. Instead, ANDAs for orally administered dosage forms typically contain “bioavailability” studies to demonstrate “bio-equivalence.” FDA approvals of ANDAs generally take 18 to 24 months to obtain. As with NDAs, the filing of an ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

           The current regulatory framework that governs generic drug approvals via the ANDA process was enacted as the Drug Price Competition and Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) which amended the Federal Food, Drug and Cosmetic Act. Under the Hatch-Waxman Act, companies are permitted to conduct studies required for regulatory approval notwithstanding the existence of patent protection relevant to the substance or product under investigation. Thus, “bioavailability” studies for a generic drug product may be conducted regardless of whether the related “innovator” product has patent protection.

           A company generally may file an ANDA application with the FDA at any point in time. There are certain exceptions, however, such as when an innovator’s drug product was granted five years of “marketing exclusivity” under the Hatch-Waxman Act. In such case, the ANDA application may not be filed with FDA until the five years of marketing exclusivity have expired. Such prohibition on filing does not apply, however, if the period of marketing exclusivity is three years.

           When an ANDA application is filed, the FDA may immediately review the application regardless of whether the innovator’s product has patent protection or is subject to marketing exclusivity. The FDA’s ANDA approval, however, is conditional and does not become effective until the expiration of any applicable patent or marketing exclusivity periods. After the expiration of these periods, a generic product that has received conditional ANDA approval may be marketed immediately.

           Manufacturers of patented drugs, however, will often list additional patents on drugs in the FDA’s “Orange Book” as the original patent is due to expire and thereby prevent the marketing of generic drugs after the original patent has expired and even delay the ANDA approval process by an additional 30 months. A 2001 case in the Federal Circuit (Mylan v. Thompson), held that generic drug manufacturers have no right to protest the listing of the new patent even if the new patent has no relevance to the drug, which serves to allow the owner of the patent to bring an action for infringement if the generic drug manufacturer continues with the approval process and or markets the drug. The generic drug manufacturer’s only recourse is to raise the impropriety of the new patent as a defense to the infringement action.

           Additionally, drug manufacturers may cause so-called citizen petitions to be filed with the FDA raising safety questions about potential competitors, thereby delaying introduction of the competitive products.

           Some drug products that are intended for over-the-counter marketing require NDA or ANDA approval. Most OTC drug products, however, may be commercially distributed without obtaining FDA approval of an NDA or ANDA application. The FDA established the OTC Drug Review in the early 1970’s, which led to the creation of OTC drug monographs that indicate whether certain drug ingredients are safe and effective for specific intended uses. Final OTC drug monographs have the force of law. Products that conform with the requirements of a final OTC drug monograph do not require NDA or ANDA approval, whereas OTC products not covered by a monograph must be approved via an NDA or ANDA.

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

           The principal components of our products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from a single source and our government approvals may be based on a single supplier, even in instances when multiple sources exist. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay our development and marketing efforts. We do not manufacture any products containing ephedra.

           All drug products, whether prescription or OTC, are required to be manufactured and processed in compliance with the FDA’s “good manufacturing practices” (GMPs). GMPs are “umbrella” regulations that prescribe, in general terms, the methods to be used for the manufacture, packing, processing and storage of drug products to ensure that such products are safe and effective. Examples of GMP regulatory requirements include record-keeping requirements and mandatory testing of in-process materials and components. FDA inspectors determine whether a company is in compliance with GMPs. Failure to comply with GMPs may render a drug “adulterated” and could subject us to adverse regulatory actions.

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

Research and Development; New Products and Products in Development

           We are engaged in a research and development program which seeks to develop and gain regulatory approval of products which are comparable to national brand products under the FDA OTC Drug Monograph process or the ANDA process. We are also engaged in R&D efforts related to certain prescription (sometimes referred to in the industry as “ethical”) products and are exploring potential acquisition candidates or joint ventures to facilitate entry into other drug categories.

           We maintain an experienced staff of five employees in our product development department, as well as other support staff to assist our customers. Our research and development activities are primarily related to the determination of the formula and specifications of the products desired by customers, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (i.e. tablet, caplet or capsule) and packaging of such products, as well as costs related to new products in development including costs associated with regulatory approvals. Our research and development expenditures were $148,000 in transition 2002, $282,000 in fiscal 2002, $443,000 in fiscal 2001 and $537,000 in fiscal 2000. The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what branded products are coming off patent in the near future and whether or not such products are appropriate for development by us. Expenditures in one year are not necessarily indicative of expenditures in future years. We expect to spend in calendar 2003 between $500,000 and $1,000,000 on research and development activities consistent with our goal of continually increasing and improving our product line.

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

Employees

           As of December 28, 2002, we employed approximately 412 full-time employees. Of such employees, approximately 334 are engaged in manufacturing and operational activities and approximately 288 are covered by a collective bargaining agreement between the Company and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey, which expires in October 2004. Additionally, three employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. We had 14 persons employed in sales, customer service and graphic arts, 19 administrative and 45 laboratory technicians and scientists. We believe that our relations with our employees are satisfactory.

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

Item 3.      Legal Proceedings

           Kasky v. PFI, et al. In March 2002, an action was brought against us and others seeking unspecified damages and alleging that product sold with the label “Made in U.S.A.” was substantially made outside the United States. We had previously entered into an agreement with the Federal Trade Commission regarding discontinuation of this wording and were in full compliance with that agreement. This case was settled in January 2003 and the result was immaterial to our financial condition.

           Fiorito v. PFI. In March 2002, action was brought against us in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective product. We believe the lawsuit is without merit and are vigorously defending against it.

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

Item 4.      Submission of Matters to a Vote of Security Holders

           At the Company’s annual meeting held on December 4, 2002, the following are the results of issues presented for shareholder approval:

           1.    Election of Directors.

Balram Advani Ray W. Cheesman James C. Ingram Steve Jacoff John L. Oram	For 76,049,186 76,048,173 76,037,155 76,048,188 76,041,142	Withheld 45,630 46,643 57,661 46,628 53,674

           2. Proposal to approve the appointment of BDO Seidman, LLP as independent auditors for the Company for the transition period ending December 28, 2002.

For 76,058,239	Against 33,331	Abstain 3,247

PART II

Item 5.      Market for the Registrant's Common Stock and Related Security Holder Matters

           Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the OTC Bulletin Board, symbol: PHFR. As of December 28, 2002, there were 1,378 holders of record of the common stock. The following table sets forth the range of high and low closing bid quotations for the common stock as reported by Pink Sheets LLC through December 28, 2002. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                              High Bid          Low Bid
                                              --------          -------
Year Ended June 30, 2001
     First Quarter........................     $.26              $.20
     Second Quarter.......................      .25               .14
     Third Quarter........................      .13               .01
     Fourth Quarter.......................      .25               .01

Year Ended June 29, 2002
     First Quarter........................     $.20              $.04
     Second Quarter.......................      .20               .001
     Third Quarter........................      .18               .01
     Fourth Quarter.......................      .20               .11

Six Months Ended December 28, 2002
     First Quarter........................     $.14              $.08
     Second Quarter.......................      .17               .10

           We have never paid dividends on our common stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business or for other corporate purposes, and we do not anticipate that cash dividends will be paid. Furthermore, the agreement with our institutional lender prohibits the payment of dividends without the lender's consent.

Item 6.      Selected Financial Data

           The selected consolidated financial data presented below for the six months ended December 28, 2002 and for each of the five years in the period ended June 29, 2002 are derived from our consolidated financial statements which financial statements have been audited by BDO Seidman, LLP, independent certified public accountants, whose report for the six months ended December 28, 2002 and for each of the three years in the period ended June 29, 2002 appears elsewhere herein. The information as of December 29, 2001 and for the six months then ended is unaudited. In December 2002 we changed our fiscal year to the 52-53 week period ended on the Saturday closest to December 31. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                       Six Months Ended
                                 -----------------------------
                                                 December                      Years Ended
                                                    29,        -------------------------------------------------------------
                                  December 28,       2001      June 29,    June 30,    July 1,    July 3,     June 30,
                                    2002       (unaudited)      2002        2001       2000        1999        1998
----------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands, except per share amounts)
Statement of Operations Data:
 Gross sales                      $33,756         $26,680      $53,577    $51,777      $82,869    $89,821    $85,179
 Net sales                         33,223          26,125       52,457     49,157       76,579     82,174     80,829
 Net income (loss)                    544          (4,946)      (6,888)   (14,592)      (7,918)    (6,565)     1,867
 Net income (loss) per share
 of common stock:
     Basic                           0.01           (0.14)        (.12)      (.49)        (.26)      (.22)       .06
     Diluted                         0.01           (0.14)        (.12)      (.49)        (.26)      (.22)       .05
 Weighted average common
 shares and dilutive securities
 outstanding:
     Basic                         85,278          36,641       59,078     30,330       30,265     30,253     30,199
     Diluted                       85,278          36,641       59,078     30,330       30,265     30,253     36,710
Balance Sheet Data:
 Current assets                   $24,029         $19,810      $21,883    $19,174      $27,779    $38,003    $36,658
 Current liabilities               23,234          31,671       21,510     36,944       25,214     29,615     25,952
 Working capital (deficiency)         795         (11,861)         373    (17,770)       2,565      8,388     10,706
 Total assets                      37,961          34,820       36,277     32,923       44,565     59,653     59,864

 Long-term debt and capital
 lease obligations                 32,032          19,063       32,621     21,952       30,732     33,548     30,536

 Stockholders' equity
 (deficiency)                     (17,305)        (15,914)     (17,854)   (25,973)     (11,381)    (3,510)     3,055

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

           During December 2002, we changed our fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. Our just-ended fiscal period consists of the six-month transition period from June 29, 2002 to December 28, 2002 and is sometimes referred to as transition 2002. For fiscal years prior to this period, our fiscal year ended on the Saturday closest to June 30 of each year. We refer to such periods as fiscal 2002, fiscal 2001 and fiscal 2000.

Significant Accounting Policies

           Our significant accounting policies are more fully described in the Summary of Significant Accounting Policies in the footnotes to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

           We evaluate the adequacy of our allowance for doubtful accounts on a quarterly basis and adjust our estimates to reflect more current information. In performing this evaluation, we analyze the payment history of our past due accounts, subsequent cash collections and comparative accounts receivable aging statistics. Actual uncollectible amounts may differ from our estimate.

           Financial instruments that potentially subject us to credit risk consist principally of trade receivables. We extend credit to a substantial number of our customers and perform ongoing credit evaluations of those customers’ financial condition while, generally, requiring no collateral. Customers that have not been extended credit by us are on a cash-in-advance basis only.

           We estimate inventory markdowns based on recent sales, gross margins on unsold inventory and product expiration dates. This estimate involves significant judgment by our management. Actual markdowns on inventory may differ from our estimate.

           As of December 28, 2002, our debt and obligations under capital leases mature as follows:

                    Operating Lease     Capital Lease
                      Obligations        Obligations      Long-Term Debt      Total
----------------------------------------------------------------------------------------
2003                  $   400,000      $ 3,569,000       $  4,269,000     $  8,238,000
2004                      400,000        2,266,000         17,615,000       20,281,000
2005                      400,000        1,111,000         11,138,000       12,649,000
2006                      400,000           88,000            149,000          637,000
2007                      400,000          219,000                             619,000
----------------------------------------------------------------------------------------
Total Payments        $ 2,000,000      $ 7,253,000       $ 33,171,000     $ 42,424,000
----------------------------------------------------------------------------------------

Financial Condition at December 28, 2002

           At December 28, 2002, we had working capital of $795,000 compared with working capital of $373,000 at June 29, 2002. Cash at December 28, 2002 was $17,000 compared with $108,000 at June 29, 2002 in the prior year. Total assets reached $37,961,000 compared with $36,277,000.

           Current assets at December 28, 2002 include $9,334,000 of accounts receivable as compared to $7,521,000 at June 29, 2002. The accounts receivable increase reflects higher sales in the most recent December quarter compared with the June quarter. Current assets also include $13,131,000 of inventory as compared to $12,905,000 at June 29, 2002. The increase is related to the higher sales volume anticipated in the near future as the result of achieved and established new business. Current liabilities include accounts payable and accrued expenses of $9,477,000 as compared to $10,972,000 at June 29, 2002. The decrease is primarily due to payment of accounts payable as part of the continuing efforts to reestablish vendor relationships. The current portion of long-term debt and capital lease obligations was $6,730,000 (including $1,785,000 due to ICC) compared with $5,693,000 (including $855,000 due to ICC) at June 29, 2002. On February 4, 2003, our line of credit agreement with our principal lender was extended through December 31, 2005 and the maximum borrowing limit was increased to $15,000,000.

           Cash decreased $91,000 during the six months ended December 28, 2002.

           Total funds used in operating activities were $428,000 for the six months ended December 28, 2002. Uses of cash included an increase of $1,813,000 in accounts receivable from higher sales and a decrease of $1,473,000 in accounts payable and accrued expenses, and an increase of $596,000 in inventories and other current assets. These uses were offset by sources including an increase of $2,189,000 in amounts due ICC Industries Inc. resulting from purchases of raw materials, non-cash charges of $1,550,000 for depreciation and amortization, and net income of $544,000.

           Net cash used in investing activities for the six months ended December 28, 2002 was $916,000 and was principally attributable to capital expenditures related to capacity expansion and facility upgrades.

           Net cash provided by financing activities for the six months ended December 28, 2002 was $1,253,000. We received $1,385,000 in loans from ICC during the period. These loans were used to support our operating and debt repayment needs. During the six months, we repaid an aggregate of $1,129,000 of capital lease obligations and borrowed $997,000 under our line of credit.

           Total shareholders’ deficiency at December 28, 2002 was $17,305,000 compared to a deficiency of $17,854,000 at June 29, 2002. We recorded net income of $544,000 for the six months ended December 28, 2002.

           We have convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the cash requirements in terms of principal and interest payments.

           We have a deferred tax asset of approximately $14,015,000 against which we have applied a valuation allowance of $13,300,000 at December 28, 2002. The net deferred tax asset of $715,000 consists of various temporary differences. Based on the assessment of all available evidence including our inconsistent operating results in prior years, the current status of our business and the uncertainty with respect to generating taxable income in future years, management has recorded this valuation allowance for state and federal loss carry forwards on the deferred tax asset. Reductions in the valuation allowance, which could benefit results of operations in the future, will be recorded when, in the opinion of management, our ability to generate taxable income is considered more likely than not. Any utilization of net operating loss carryforwards will reduce our future tax obligation. The net deferred tax asset consists of temporary timing differences expected to be realized in 2003.

           We intend to spend an estimated $1,000,000 to $1,500,000 for capital improvements in the 53-week period ending January 3, 2004 to increase manufacturing capacity and reduce costs. We anticipate that these capital expenditures will be funded through equipment lease financing and cash flow generated from future operations. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the lease financing in the future.

           We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the initiatives detailed below. Net sales in each quarter of the six consecutive quarters ended December 28, 2002 exceeded the net sales of the same period in the prior year. Furthermore, sales for the quarter ending March 29, 2003 (the first quarter of the fifty-three week fiscal year ending January 3, 2004) are projected to increase from the same quarter of the prior year. We continue to pursue our plan to increase revenues and improve operational efficiencies to restore profitability. As part of these initiatives, we have undertaken the following:

•	Continuing to expand our custom manufacturing for some major pharmaceutical companies.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers and continuing to evaluate product line and customer profitability.

•	Increasing our business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Expanding our product line through joint venture marketing agreements.

•	Expanding our international sales.

           These objectives, along with our objectives of sustaining market share and increasing sales, are projected to be driven by the following actions which we aim to take:

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

           We believe that cash flow from our revolving credit and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated working capital, capital spending and debt service requirements through calendar 2003. We have extended our working capital facility through December 31, 2005. We expect the aforementioned working capital needs will require us to obtain new revolving credit facilities byDecember 31, 2005, when the credit facility matures, whether by extending, renewing, replacing or otherwise refinancing the facility. While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide us with the necessary financing to continue our operations through December 31, 2004. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital and we continue to expect future cooperation

Results of Operations for the Six Months Ended December 28, 2002 Compared to the Six Months Ended December 29, 2001

           Gross sales for the six months ended December 28, 2002 were $33,756,000 compared with $26,680,000 in the same period of the prior year, an increase of 26.5%. In July 2002, we significantly enhanced our relationship with a major national retailer to whom shipments were $4,010,000 in the six months ended December 28, 2002. Also, during the six months ended December 28, 2002, sales to brand name pharmaceutical companies rose to 10% of total sales, compared with 6% in the prior year period. Net sales for the six months ended December 28, 2002 were $33,223,000 compared with $26,125,000 in the comparable prior period, an increase of 27.2%. The increase in net sales reflected the higher gross sales and a continued reduction in the relative impact of customer discount and rebate programs.

           Cost of sales declined to 82.7% of net sales in the six months ended December 28, 2002 compared to 90.8% in the six months ended December 29, 2001. The decrease is attributable to a shift in product mix to higher margin products, lower material costs due in significant part to our increased purchases from ICC, improved manufacturing efficiency from higher volumes and longer production runs, and reduced product obsolescence costs. Cost of sales as a percentage of gross sales was 81.4% in the six months ended December 28, 2002 compared with 88.9% in the six months ended December 29, 2001.

           Selling, general and administrative expenses were $4,543,000 or 13.7% of net sales for the six months ended December 28, 2002 as compared to $4,900,000 or 18.8% of net sales for the six months ended December 29, 2001. The respective decreases, in expense and percentages, reflects higher sales while controlling legal and consulting costs.

           Interest expense was $1,786,000 for the six months ended December 28, 2002 compared to $2,623,000 for the six months ended December 29, 2001. The six months ended December 28, 2002 had the benefit of lower interest rates and lower debt levels as ICC converted $15 million debt into equity in December 2001.

           In December 2001, ICC became an 85.6% owner of our common stock. As a result of the increase in ICC’s ownership of PFI, we file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the tax savings generated from ICC’s use of our losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $1,113,000 for the six months ended December 28, 2002 compared with a benefit of $123,000 for the six months ended December 29, 2001. The tax benefit recorded in the six months ended December 28, 2002 is disproportionate due to a reduction in our deferred tax asset valuation reserve of $715,000.

           Net income for the six months ended December 28, 2002 was $544,000 or $0.01 per share compared to a net loss of $4,946,000 or $.14 per share for the six months ended December 29, 2001.

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

           Cost of sales declined to 88.7% of net sales in the fiscal year ended June 29, 2002 as compared to 95.4% in the prior fiscal year. The decrease is attributable to a shift in product mix to higher margin products, improved manufacturing efficiency from higher volumes and reduced product obsolescence costs. In addition, a reduction of sales discounts and allowances had a favorable effect. Cost of sales as a percentage of gross sales was 86.8% in the current year compared with 90.6% in the prior year.

           Selling, general and administrative expenses were $9,714,000 or 18.5% of net sales for the fiscal year ended June 29, 2002 as compared to $10,961,000 or 22.3% of net sales for the prior fiscal year. The decrease was primarily the result of lower bad debt expense of $521,000, lower consulting fees of approximately $480,000, and staff reductions saving approximately $200,000.

           Interest expense was $4,709,000 for the fiscal year ended June 29, 2002 as compared to $5,208,000 in the prior fiscal year. The net decrease resulted from lower debt levels due to ICC’s conversion of debt into equity and lower interest rates.

           Other income for the year ended June 29, 2002 was $511,000 compared with an expense of $250,000 in the prior year. The improvement resulted from $312,000 of additional income from subleasing a portion of our distribution center. In addition, the prior year included approximately $300,000 of various accruals for one-time non-operating items such as sales taxes.

           On December 21, 2001, ICC became an 85.6% owner of our common stock. From that date, we will file our federal income tax return as part of the ICC consolidated group so long as ICC continues to own at least 80% of our common stock. We have entered into a tax allocation agreement with ICC, which provides that we will be reimbursed for the amount of tax savings generated by our losses. Therefore, we have recorded a tax benefit of $1,360,000 for the current year. No provision for income tax was made for fiscal 2001.

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

           Cost of sales as a percentage of net sales was 95.4% for the fiscal year ended June 30, 2001 as compared to 82.8% in the prior fiscal year. This increase resulted primarily from the reduced level of production resulting from a decrease in sales. Although we have improved the efficiency of our manufacturing operation, the cost of sales percentage increased because the total fixed costs were allocated to the reduced number of units produced.

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

Recent Accounting Pronouncements

           In April 2002, the Financial Accounting Standards Board (“FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”(SFAS 145). This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company’s financial position or results of operations.

           In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

           In December 2002, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards Board ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 “. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The Company expects to continue to utilize the intrinsic method for its stock-based compensation.

           In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations.

           In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Management does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations.

Effects of Inflation

           We do not believe that inflation had a material effect on our operations for the transition 2002 or fiscal years 2002, 2001 and 2000.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

           PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company’s annual expenditure by approximately $350,000.

Item 8. Financial Statements and Supplementary Data

Financial Statements for the Six Months Ended December 28, 2002 and December 29, 2001 and for the Three Years Ended June 29, 2002 for Pharmaceutical Formulations, Inc. and Subsidiaries

Report of Independent Certified Public Accountants	F-1

Consolidated Financial Statements

Balance Sheets at December 28, 2002, June 29, 2002 and June 30, 2001	F-2

Statements of Operations for the Six Months Ended December 28, 2002 and December 29, 2001 (unaudited) and Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	F-3

Statements of Changes in Stockholders' (Deficiency) for the Six Months Ended December 28, 2002 and Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	F-4

Statements of Cash Flows for the Six Months Ended December 28, 2002 and December 29, 2001 (unaudited) and Years Ended June 29, 2002, June 30, 2001 and July 1, 2000	F-5

Notes to Consolidated Financial Statements	F-6 thru F-23

Financial Statement Schedule

Report of Independent Certified Public Accountants on Financial Statement Schedule	F-24

Schedule II - Valuation and Qualifying Accounts	F-25

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

PART III

Item 10.      Directors and Executive Officers of the Registrant.

           Our directors as of December 28, 2002 were as set forth below.

•	RAY W. CHEESMAN, age 71, has been a director since July 1993, and was a consultant to KPMG Peat Marwick LLP, an international accounting firm from 1987 through June 1996. Prior thereto, Mr. Cheesman was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

•	BALRAM ADVANI, age 59, has been President of ADH Health Products, which specializes in custom formulations and contract manufacturing of dietary supplements and nutritional products, since 1976. He was elected a director in October 2001.

•	JAMES C. INGRAM, age 62, has been our President, Chief Operating Officer and a director since October 2000. Prior to joining us, he was Vice President of K.S.H. Corporation from 1986-1989, Vice President of Goodson Polymer Corp. from 1989-1991 and Executive Vice President of Primex Plastics Corp. from 1991 to 1996.

•	GUSTAV JACOFF, age 69, was the founder and is the President of Staff Medical Supply Inc., which is a professional pharmacy and medical company, since 1957; he established and operated Prescription Pharmacy Group and Prescription Centers Inc., which consisted of nine pharmacies, from 1964 until 1988. He was elected a director in October 2001.

•	JOHN L. ORAM, age 58, has been a director since July 1993. He was appointed Chairman of the Board in 1995 and Chief Executive Officer in 2000. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, an affiliate of the Company, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. Since 1980, Mr. Oram has been a director of Electrochemical Industries (1952) Ltd. ("EIL"), an Israeli subsidiary of ICC listed on the Tel-Aviv and American Stock Exchanges engaged in the manufacture and distribution of chemical products. From 1996, Mr. Oram has been a director of Frutarom Industries Limited, a company spun-off from EIL and listed on the Tel-Aviv Stock Exchange engaged in the flavor and fragrance industry.

           Our executive officers as of December 28, 2002 were as set forth below:

Name John Oram James Ingram Anthony Cantaffa Brian Barbee Ward Barney Walter Kreil Lenny Luongo Martin Reiss	Positions

Chairman of the Board, Chief Executive Officer, Director

President, Chief Operating Officer, Director

Executive Vice President

Vice President, Scientific Affairs

Vice President, Operations

Vice President, Chief Financial Officer

Vice President, Private Label Sales

Vice President, Manufacturing Services

           The business experience of our executive officers who are not directors is set forth below;

           ANTHONY CANTAFFA, age 60, has been Executive Vice President since October 2002, responsible for business development activities relating to new products, brand development, and potential mergers/joint ventures. Previously he was Vice President, New Business Development from 1997 to October 2002. Mr. Cantaffa also acted as Vice President, Operations from 1998 to 1999. He was Vice President, Mergers and Acquisitions from 1995 until 1997, Chief Financial Officer from 1988 until 1990 and from 1991 to 1995; and Chief Operating Officer from 1988 until 1995.

           BRIAN BARBEE, age 52, has been Vice President, Scientific Affairs since 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory, between 1993 and 1995.He joined us in 1978 and became Director of Quality Assurance in 1982 and Director of Regulatory Affairs in 1988.

           WARD BARNEY, age 51, has been Vice President, Operations since 1999. Prior to joining us, he was Vice President, Operations of Schein Pharmaceuticals, Inc. from 1997 to 1999 and Senior Vice President from 1994 to 1997 with McGaw Labs. and has been in operations and engineering in the pharmaceutical industry for over 25 years.

           WALTER KREIL, CPA, age 55, has been Vice President, Chief Financial Officer since August 2001. From 1987 to 2001, he was Vice President and Chief Financial Officer of Ionbond, Inc., an international thin-film metal coatings company.

           LEONARD LUONGO, age 56, has been Vice President, Private Label Sales since October 2002, responsible for private label sales and new retail business. Previously he was Director Sales Administration from 1996 to October 2002. Mr. Luongo also acted as a Sales Director from 1999 to April 2001. He has been in the Consumer Package Goods industry for over 30 years.

           MARTIN REISS, age 52, has been Vice President, Manufacturing Services since September 2002. Previously, he was Director of Purchasing with PFI from 1997 to 2002. He has over 20 years Supply Chain management experience in the pharmaceutical industry.

           Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and any exchange on which our securities may be traded. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that all such filing requirements for the transition period ended December 28, 2002 were complied with.

Item 11. Executive Compensation.

           The following table contains compensation data for transition 2002 (marked with a “T” after the year in the tables below) and fiscal years 2002, 2001 and 2000 for our (i) Chief Executive Officer and, (ii) our four most highly compensated executive officers other than the CEO who were serving as executive officers at December 28, 2002, to the extent that salary and bonuses exceeded $100,000 (together, these five people are sometimes referred to as the "Named Executive"):

                         Annual Compensation                                               Long-Term Compensation
----------------------------------------------------------------------       ----------------------------------------------------
                                                                                     Awards                      Payouts
                                                                             ----------------------------------------------------
                                                                 Other       Restricted  Securities                All
                                                                 Annual      Stock       Underlying   LTIP         Other
    Name and                           Salary       Bonus     Compensation   Awards      Options     Payouts    Compensation
  Principal Position      Year           $            $            $            $           #           $           $
  ------------------      ----         ----         ----         ----         ----        ----        ----        ----
John Oram                  2002 T        ---         ---          ---          ---         ---         ---         ---
  Chairman, CEO            2002          ---         ---          ---          ---         ---         ---         ---
                           2001          ---         ---          ---          ---         ---         ---         ---
                           2000          ---         ---          ---          ---         ---         ---         ---

James Ingram               2002 T       125,000      ---         3,6001        ---        400,000      ---         ---
  President, COO           2002         244,231      ---        31,5352        ---        125,000      ---         ---
                           2001         141,541      ---                       ---         75,000      ---         ---
                           2000          ---         ---          ---          ---         ---         ---         ---

Anthony Cantaffa           2002 T       90,000       ---          ---          ---        100,000      ---         ---
  Executive Vice           2002        174,615       ---          ---          ---         50,000      ---         ---
  President                2001        170,000       ---          ---          ---         75,000      ---         ---
                           2000        148,462       ---          ---          ---         50,000      ---         ---

Ward Barney                2002 T       90,000       ---         3,0001        ---        100,000      ---         ---
  Vice President,          2002        180,000       ---                       ---         50,000      ---         ---
  Operations               2001        180,000       ---         6,5201        ---        100,000      ---         ---

                                                                 6,0001
                           2000        180,000       ---         6,0001        ---         ---         ---         ---

Walter Kreil               2002 T       90,000       ---          ---          ---        100,000      ---         ---
  Vice President,          2002        150,230       ---          ---          ---        100,000      ---         ---
  Chief Financial          2001          ----        ---          ---          ---         ---         ---         ---
  Officer                  2000          ----        ---          ---          ---         ---         ---         ---

______________

1      Car allowance

2      Mr. Ingram's car allowance of $6,535 and moving allowance of $25,000

Option Grants in Transition 2002

          The following table contains information concerning the grant of stock options to the Named Executives during the six-month transition period ended December 28, 2002 (we have no outstanding stock appreciation rights -“SARs”- and granted no SARs during transition 2002):

                                 Individual Grants
                    --------------------------------------------
                     Number of       Percent of                                Potential Realizable Value at
                     Securities    Total Options                               Assumed Annual Rates of Stock
                     Underlying      Granted to      Exercise                  Price Appreciation for Option
                      Options       Employees in       Price     Expiration                Term1
Name                  Granted       Fiscal Year      ($/Share)2      Date           5%($)           10%($)
----                 ----------    -------------     ---------   ----------        ------           ------
John Oram               ---           ---                ---         ---           ---               ---

James Ingram          250,000          17%              $.16       10/07         $10,706           $23,657
                      150,000          10%               .13       11/07           6,424            14,194

Anthony Cantaffa      100,000           7%              $.13       11/07          $3,592           $ 7,937

Ward Barney           100,000           7%              $.13       11/07          $3,592           $ 7,937

Walter Kreil          100,000           7%              $.13       11/07          $3,592           $ 7,937

[1]	Executives may not sell or assign any option grants, which have value only to the extent of stock price appreciation, which will benefit all stockholders commensurately. The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. We did not use an alternate formula for a grant date valuation as we are not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

[2]	The exercise price is equal to or higher than the fair market value of our common stock on the date of the grant.

Aggregated Option Exercises and Fiscal Year-End Option Values in Transition 2002

          No options were exercised by any of our Named Executives during the six-month transition period ended December 28, 2002. The following table sets forth information with respect to the Named Executives concerning unexercised options held at fiscal year-end:

                                                               Number of                       Value of
                                                        Unexercised-Securities         Unexercised-In-the-Money
                                                              Underlying                       Options
                                                         Options at 12/28/02                at 12/28/02($)1
                            Shares       Realized
                          Acquired on     Value
         Name             Exercise(#)          ($)   Exercisable    Unexercisable   Exercisable    Unexercisable
         ----             -----------    ---------   -----------    -------------   -----------    -------------
John Oram                     ---           ---          ---             ---            ---             ---
James Ingram                  ---           ---        200,000         400,000          ---             ---
Anthony Cantaffa              ---           ---        182,000         100,000          ---             ---
Ward Barney                   ---           ---        200,000         100,000          ---             ---
Walter Kreil                  ---           ---        100,000         100,000          ---             ---
1	Market value of underlying securities at year end, as applicable, minus the exercise price. The high bid and low asked prices on the OTC Bulletin Board on December 28, 2002 were $.16 and $.11 respectively. All options are excluded since they are out of the money.

Change of Control Arrangements

           Options granted under our 1994 Stock Option Plan include provisions accelerating the vesting schedule in the case of a defined “Change of Control.” A "Change of Control" shall be deemed to have occurred if (i) any person or group of persons acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) the beneficial ownership, directly or indirectly, of our securities representing 20% or more of the combined voting power of our then-outstanding securities; (ii) during any period of twelve months, individuals who at the beginning of such period constitute the Board of Directors, and any new director whose election or nomination was approved by the directors in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) a person acquires beneficial ownership of our stock that, together with stock held immediately prior to such acquisition by such person, possesses more than 50% of the total fair market value of total voting power of our stock, unless the additional stock is acquired by a person possessing, immediately prior to such acquisition, beneficial ownership of 40% or more of the common stock; or (iv) a person acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) assets from us that have a total fair market value equal to or more than one-third of the total fair market value of all of our assets immediately prior to such acquisition. Notwithstanding the foregoing, for purposes of clauses (i) and (ii), a Change in Control will not be deemed to have occurred if the power to control (directly or indirectly) the management and our policies is not transferred from a person to another person; and for purposes of clause (iv), a Change in Control will not be deemed to occur if our assets are transferred: (A) to a stockholder in exchange for his stock, (B) to an entity in which we have (directly or indirectly) 50% ownership, or (C) to a person that has (directly or indirectly) at least 50% ownership of our outstanding stock, or to any entity in which such person possesses (directly or indirectly) 50% ownership.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table shows information, as of December 28, 2002, with respect to the beneficial ownership of common stock by (i) each director, (ii) each Named Executive, (iii) each person or group known to us to own beneficially more than 5% of our outstanding common stock, and (iv) all executive officers and directors as a group (the addresses of all the persons named below is c/o Pharmaceutical Formulations, Inc. 460 Plainfield Avenue, Edison, NJ 08818 except for ICC Industries Inc., Dr. John J. Farber and John Oram, whose address is 460 Park Avenue, New York, NY 10022).

Name and Address of                   Amount and Nature of           Percentage
Beneficial Owner                      Beneficial Ownership1           of Class
-------------------                   ---------------------          ----------
ICC Industries Inc.                         74,488,835                 87.3%
Dr. John Farber                             74,488,835                 87.3%
John L. Oram                                   161,536                  *
James Ingram                                  600,0002                  *
Anthony Cantaffa                              352,4552                  *
Ward Barney                                   325,0002                  *
Ray W. Cheesman                               295,0002                  *
Walter Kreil                                  200,0002                  *
Balram Advani                                  30,0002                  *
Gustav Jacoff                                  30,0002                  *
Officers and Directors as
  a Group (9 persons)                        2,500,491                  2.9%

*	Less than 1%.

[1]	Unless it is stated otherwise in any of the following notes, each holder owns the reported shares directly and has sole voting and investment power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days, including by way of exercise of outstanding options or the conversion of convertible securities which are, or during such 60-day period, become exercisable or convertible.

[2]	Includes shares of common stock subject to stock options exercisable as of December 28, 2002 or within 60 days thereof as follows: Mr. Ingram 200,000; Mr. Cantaffa 182,000; Mr. Barney 200,000; Mr. Cheesman 75,000; Mr. Kreil 100,000; Mr. Advani 20,000; Mr. Jacoff 20,000 and all officers and directors as a group; 958,500.

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

                                  Number of
                              securities to be
                                 issued upon                                           Number of securities remaining
                                 exercise of         Weighted-average exercise      available for future issuance under
                                 outstanding         price of outstanding                equity compensation plans
                              options, warrants      options, warrants and           (excluding securities reflected in
     Plan category               and rights          rights                                     column (a))
-------------------------    --------------------    ---------------------------    -------------------------------------

Equity compensation
plans approved by
security holders                  3,017,000                     $.26                             4,483,000

Equity compensation
plans not approved by
security holders                    110,000                     $.75                                     0

Total                             3,127,000                     $.28                             4,483,000

          Our current shareholder-approved equity compensation plans are the 1994 Stock Option Plan and the 1997 Stock Incentive Plan.

          In addition, we have issued warrants dated April 1, 1992 to CIT to purchase 100,000 shares of our common stock at a purchase price of $.75 per share and warrants dated March 30, 1993 to CIT to purchase 10,000 shares of our common stock at a purchase price of $.75 per share, which were not shareholder approved at the time of grant. The exercise period for both of the CIT warrants was extended to December 31, 2005 on February 4, 2003. Such warrants were issued or extended in the context of obtaining financing from CIT.

Item 13.	Certain Relationships and Transactions.

           Transactions with ICC

          See "Certain Relationships with ICC Industries Inc." above.

          Legal Services

          Stroock & Stroock & Lavan LLP is one of our legal counsel. From time to time Stroock performs legal services for ICC in matters unrelated to us.

Item 14.	Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures.

          The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

(b)     Changes in Internal Controls.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

Item 15.	Principal Accountant Fees and Services

          Audit Fees. BDO Seidman LLP, our principal accountant, billed $164,000 for fiscal 2001, $147,000 for fiscal 2002 and $158,000 for transition 2002 for professional fees for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q or services that are normally provided by BDO Seidman in connection with statutory and regulatory filings or engagements.

          Audit-Related Fees. BDO Seidman billed $12,000 for fiscal 2001, $26,000 for fiscal 2002 and $5,000 for transition 2002 for assurance or related services that are reasonably related to the audit or review of our financials and are not reported under the prior paragraph. These services consisted of attendance at stockholders meetings, assistance in preparation of a Form S-1 for a rights offering and review of potential acquisition targets.

          Tax Fees. BDO Seidman billed $16,000 for fiscal 2001, $22,000 for fiscal 2002 and $24,000 for transition 2002 for tax return preparation, tax compliance, tax advice and tax planning.

          The Audit Committee of the Board of Directors has reviewed all the services provided to us by BDO Seidman and believes that the non-audit/review services that it has provided are compatible with maintaining the auditor's independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

           (a)(1) and (2) Financial Statements and Financial Statement Schedule: See Item 8, "Financial Statements and Supplementary Data".

           (a)(3) and (c) Exhibits: Exhibits are numbered in accordance with Item 601 of Regulation S-K.

          (3) Articles of Incorporation and By-Laws:

3.1	Composite Certificate of Incorporation, as amended to date (19).

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Preferred Stock (17)

3.3	By-Laws (3)

          (4) Instruments defining the rights of security holders, including indentures:

4.1	Indenture With Respect to 8% Convertible Subordinated Debentures Due 2002 with Continental Stock Transfer and Trust Company (1)

4.2	Indenture With Respect to 8.25% Convertible Subordinated Debentures Due 2002 with Continental Stock Transfer and Trust Company (2)

4.3	Form of letter dated May 24, 2002 to holders of 8% Convertible Subordinated Debentures and 8.25% Convertible Subordinated Debentures offering to extend the term of such debentures (21)

4.4	Form of stock certificate (20)

          (10) Material contracts:

10.1	Employment agreement between Pharmaceutical Formulations and James Ingram, dated October 2, 2000 with amendments dated May 17, 2001 and July 5, 2001 (20)

10.2	Employment agreement between Pharmaceutical Formulations and Walter Kreil, dated July 30, 2001 (20)

10.3(A)	Loan and Security Agreement dated August 4, 1989 between Fidelcor Business Credit Corporation (subsequently assumed by The CIT Group/Credit Finance, Inc. and the Registrant (formerly known as PharmaControl Corp.) (5)

10.3(B)	Letter Agreement dated August 7, 1998 between The CIT Group/Credit Finance, Inc. ("CIT") and the Registrant amending the Loan and Security Agreement between the Registrant and Fidelcor Business Credit Corporation as assumed by The CIT Group/Credit Finance, Inc (the "CIT Loan Agreement") (12)

10.3(C)	Letter Agreement dated April 1, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

10.3(D)	Letter Agreement dated April 1, 1999 between CIT and ICC Industries Inc. ("ICC") amending the Intercreditor Agreement between ICC and CIT dated March 25, 1992(14)

10.3(E)1	Warrant Certificate dated April 1, 1992 for the purchase of 100,000 shares granted to CIT (21)

10.3(E)2	Warrant Certificate dated March 30, 1993 for the purchase of 10,000 shares granted to CIT (21)

10.3(E)3	Letter Agreement dated April 1, 1999 between CIT and the Registrant amending Warrant Certificates dated April 1, 1992 for the purchase of 100,000 shares and March 30, 1993 for the purchase of 10,000 shares of common stock of the Registrant extending the expiration dates to March 31, 2004 (14)

10.3(F)	Limited Guaranty dated April 1, 1999 by ICC in favor of CIT with respect to the CIT Loan Agreement (14)

10.3(G)	Letter Agreement dated April 26, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

10.3(H)	Letter Agreement dated June 2, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

10.3(I)	Letter Agreement dated October 20, 1999 between CIT and the Registrant amending the CIT Loan Agreement (15)

10.3(J)	Letter Agreement dated April 11, 2000 between CIT and the Registrant amending the CIT Loan Agreement (15)

10.3(K)	Limited Guaranty dated April 11, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (15)

10.3(L)	Letter Agreement dated May 19, 2000 between CIT and the Registrant amending the CIT Loan Agreement (15)

10.3(M)	Limited Guaranty dated May 19, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (15)

10.3(N)	Limited Guaranty dated December 20, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (16)

10.3(O)	Letter Agreement dated August 23, 2001 between CIT and the Registrant amending the CIT Loan Agreement (16)

10.3(P)	Letter Agreement dated December 19, 2001 between CIT and the Registrant amending the CIT Loan Agreement (19)

10.3(Q)	Letter Agreement dated February 21, 2002 between CIT and the Registrant amending the CIT Loan Agreement (20)

10.3(R)	Letter Agreement dated February 4, 2003 between CIT and the Registrant amending the CIT Loan Agreement

10.4	Agreement dated September 26, 1997 between the Registrant and ICC Chemical Corporation regarding Cimetidine (10)

10.5(A)	1994 Stock Option Plan (11)*

10.5(B)	Form of option agreement under 1994 Stock Option Plan (11)*

10.6(A)	1997 Stock Incentive Plan (20)

10.6(B)	Form of PFI Stock Grant Agreement pursuant to 1997 Stock Incentive Plan (20)

10.7(A)	Term Loan and Security Agreement dated as of April 1, 1999 between ICC and the Registrant (14)

10.7(B)	Term Loan and Security Agreement dated as of July 1, 2000 between ICC and the Registrant (15)

10.7(C)	Term Loan and Security Agreement dated as of September 30, 2000 between ICC and the Registrant (16)

10.7(D)	Term Loan and Security Agreement dated as of June 30, 2002 between ICC and the Registrant (16)

10.8	Tax Sharing Agreement between Pharmaceutical Formulations, Inc. and ICC Industries Inc. dated September 19, 2002 (21)

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

          (23) Consent of experts and counsel: consent of the Independent Public Accountants

          (24) Power of attorney: not applicable

          (28) Information from reports furnished to state insurance regulatory authorities: not applicable

          (29) Additional exhibits: not applicable

*	Management contracts or compensatory plans

(1)	Incorporated herein by reference to the Registrant's Form S-1, File No. 33-13291.

(2)	Incorporated herein by reference to the Registrant's Form S-4, File No. 33-44033.

(3)	Filed with the Annual Report on Form 10-K for the year ended June 30, 1983 and incorporated by reference herein, except for Amendment to the Company's By-Laws filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, incorporated herein by reference.

(5)	Filed with the Registrant's Current Report on Form 8-K dated August 2, 1989 and incorporated herein by reference.

(6)	[intentionally omitted]

(7)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 and incorporated herein by reference.

(8)	Filed with the Registrant's Annual Report on Form 10-K f or the year ended June 30, 1994 and incorporated herein by reference.

(9)	[intentionally omitted]

(10)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

(11)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

(12)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

(13)	Filed with the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996 and incorporated herein by reference.

(14)	Filed with the Registrant's Annual Report on Form 10-K for the year ended July 3, 1999 and incorporated herein by reference.

(15)	Filed with the Registrant's Annual Report on Form 10-K for the year ended July 1, 2000 and incorporated herein by reference.

(16)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

(17)	Filed with the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996, which is incorporated by reference herein.

(18)	Filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 29, 2001 and incorporated herein by reference

(19)	Filed with the Registrant's Current Report on Form 8-K dated December 13, 2001 and incorporated herein by reference

(20)	Filed with the Registrant's Registration Statement on Form S-1 dated May 9, 2002 and incorporated herein by reference.

(21)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 29, 2002 and incorporated herein by reference.

          (b) Reports on Form 8-K - The Registrant filed the following reports on Form 8-K during the last quarter of transition 2002:

Date of Report	Item Number (Summary)

December 15, 2002	5 (regarding delay in payment of interest on debentures)

December 27, 2002	5 (regarding change in fiscal year) and 9 (regarding expiration of rights offering)

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS INC. By: /s/ James Ingram James Ingram, President & Chief Operating Officer

Dated: March 25, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James Ingram James Ingram	President, Chief Operating Officer & Director	March 25, 2003

/s/ John L. Oram John L. Oram	Chairman of the Board, Chief Executive Officer & Director	March 25, 2003

/s/ Walter Kreil Walter Kreil	Chief Financial Officer (Principal Accounting Officer)	March 25, 2003

/s/ Ray W. Cheesman Ray W. Cheesman	Director	March 25, 2003

/s/ Balram Advani Balram Advani	Director	March 25, 2003

/s/ Gustav Jacoff Gustav Jacoff	Director	March 25, 2003

CERTIFICATION UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

          I, John Oram, the principal executive officer of Pharmaceutical Formulations, Inc., hereby certify as follows:

          1. I have reviewed this transition report on Form 10-K of Pharmaceutical Formulations, Inc.;

          2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the transition report;

          3. Based on my knowledge, the financial statements and other financial information included in this transition report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the transition report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this transitional report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transitional report (the "Evaluation Date"); and

c)	Presented in this transitional report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this transitional report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

/s/ John L. Oram
John L. Oram, Chief Executive Officer

CERTIFICATION UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

          The undersigned, the principal financial officer of Pharmaceutical Formulations, Inc., hereby certifies as follows:

          1. I have reviewed this transition report of Pharmaceutical Formulations, Inc. on Form 10-K for the six months ended December 28, 2002;

          2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

          3. Based on my knowledge, the financial statements and other financial information included in this transition report fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report.

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this transitional report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this transitional report (the "Evaluation Date"); and

c)	Presented in this transitional report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this transitional report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

/s/ Walter Kreil
Walter Kreil, Chief Financial Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

          The undersigned, the Chief Executive Officer of Pharmaceutical Formulations, Inc. hereby certifies that Pharmaceutical Formulations, Inc.’s Form 10-K for the Six-month Transition Period Ended December 28, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operation of Pharmaceutical Formulations, Inc.

Dated: March 25, 2003

/s/ John L. Oram
John L. Oram, Chief Executive Officer

CERTIFICATION UNDER SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

          The undersigned, the Chief Financial Officer of Pharmaceutical Formulations, Inc. hereby certifies that Pharmaceutical Formulations, Inc.’s Form 10-K for the Six-month Transition Period Ended December 28, 2002 fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 (o)(d)) and that the information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operation of Pharmaceutical Formulations, Inc.

Dated: March 25, 2003

/s/ Walter Kreil
Walter Kreil, Chief Financial Officer

Pharmaceutical Formulations, Inc.
and Subsidiaries

Contents

Report of Independent Certified Public Accountants	F-1

Consolidated financial statements: Balance sheets Statements of operations Statements of changes in stockholders' (deficiency) Statements of cash flows Notes to consolidated financial statements	F-2 F-3 F-4 F-5 F-6-F-23

Report of independent certified public accountants on financial statement schedule	F-24

Supplemental schedule: Schedule II - Valuation and Qualifying Accounts	F-25

Pharmaceutical Formulations, Inc.
and Subsidiaries

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of December 28, 2002, June 29, 2002 and June 30, 2001 and the related consolidated statements of operations, changes in stockholders’ (deficiency) and cash flows for the six-month period ended December 28, 2002 and for each of the three years in the period ended June 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of December 28, 2002, June 29, 2002 and June 30, 2001 and the results of their operations and their cash flows for the six-month period ended December 28, 2002 and for each of the three years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey
March 7, 2003

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except per share amounts)

                                                                    December 28,       June 29,        June 30,
                                                                        2002             2002           2001
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash                                                            $    17             $    108        $     83
   Accounts receivable, net of allowance for doubtful
      accounts of $407, $770 and $706                                9,334                7,521           7,034
   Inventories                                                      13,131               12,905          10,950
   Prepaid expenses and other current assets                         1,547                1,349           1,107
---------------------------------------------------------------------------------------------------------------------------------
         Total current assets                                       24,029               21,883          19,174
Property, plant and equipment, net                                  13,802               14,294          13,110
Other assets                                                           130                  100             639
---------------------------------------------------------------------------------------------------------------------------------
                                                                  $ 37,961             $ 36,277        $ 32,923
=================================================================================================================================
Liabilities and Stockholders' (Deficiency)
   Current liabilities
   Current portion of capital lease obligations                   $  2,461             $  2,340        $  2,009
   Current portion of long-term debt                                 4,269                3,353          14,693
   Due to ICC Industries Inc.                                        7,027                4,845           6,533
   Accounts payable                                                  7,744                9,692          11,134
   Accrued expenses                                                  1,733                1,280           2,575
---------------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                  23,234               21,510          36,944
---------------------------------------------------------------------------------------------------------------------------------
Long-term capital lease obligations, less current maturities         3,130                4,380           6,048
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities
   Revolving/term loans                                             10,640                9,411            -
   Equipment loan                                                    1,145                1,363            -
   Note payable to ICC Industries Inc.                              17,117               17,467          15,904
---------------------------------------------------------------------------------------------------------------------------------
            Total long-term debt, less current maturities           28,902               28,241          15,904
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' (deficiency)
   Preferred stock, par value $1.00 per share; 10,000,000
      shares authorized; 2,500,000 shares issued and
      outstanding at June 30, 2001                                     -                   -              2,500
   Common stock, par value $.08 per share; 200,000,000 shares authorized; 85,327,612, 85,267,612 and 30,329,671
      shares issued and outstanding                                  6,827                6,822           2,427
   Capital in excess of par value                                   51,796               51,796          37,534
   Accumulated deficit                                             (75,928)             (76,472)        (68,434)
---------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' (deficiency)                          (17,305)             (17,854)        (25,973)
                                                                  $ 37,961             $ 36,277        $ 32,923
=================================================================================================================================
                                                    See accompanying notes to consolidated financial statements

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

                                                          Six Months
                                           Six Months        Ended                            Years Ended
                                             Ended        December 29,--------------------------------------------------
                                           December 28,      2001           June 29,      June 30,       July 1,
                                              2002        (unaudited)        2002          2001           2000
--------------------------------------------------------------------------------------------------------------------------------

 Gross sales                                $33,756         $26,680         $53,577      $ 51,777        $82,869
 Less: Sales discounts and allowances           533             555           1,120         2,620          6,290
--------------------------------------------------------------------------------------------------------------------------------
 Net sales                                   33,223          26,125          52,457        49,157         76,579
--------------------------------------------------------------------------------------------------------------------------------
 Cost and expenses
    Cost of goods sold                       27,481          23,710          46,511        46,887         63,390
    Selling, general and
      administrative                          4,543           4,900           9,714        10,961         11,892
    Research and development                    148             148             282           443            537
--------------------------------------------------------------------------------------------------------------------------------
                                             32,172          28,758          56,507        58,291         75,819
--------------------------------------------------------------------------------------------------------------------------------
       Income (loss) from operations          1,051          (2,633)         (4,050)       (9,134)           760
--------------------------------------------------------------------------------------------------------------------------------
 Other expenses (income)
    Interest expense                          1,786           2,623           4,709         5,208          4,904
    Other, net                                 (166)           (187)           (511)          250            (94)
--------------------------------------------------------------------------------------------------------------------------------
                                              1,620           2,436           4,198         5,458          4,810
--------------------------------------------------------------------------------------------------------------------------------
 (Loss) before income                          (569)         (5,069)         (8,248)      (14,592)        (4,050)
      taxes (benefit)
 Income taxes (benefit)                      (1,113)           (123)         (1,360)            -          3,868
--------------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                              544          (4,946)         (6,888)      (14,592)        (7,918)
 Preferred stock dividend requirement             -             100             100           200            200
--------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) attributable to            $ 544         $(5,046)        $(6,988)     $(14,792)       $(8,118)
    common shareholders
--------------------------------------------------------------------------------------------------------------------------------
 Net income (loss) per common
    share
    Basic and diluted                        $ 0.01         $ (0.14)       $  (0.12)     $  (0.49)       $ (0.26)
--------------------------------------------------------------------------------------------------------------------------------
    Basic and diluted average common
      shares outstanding                 85,278,000      36,641,000      59,078,000    30,330,000     30,265,000
================================================================================================================================
                                                           See accompanying notes to consolidated financial statements.

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Changes in Stockholders' (Deficiency)
($ in thousands)

Six months ended December 28, 2002 and years ended June 29, 2002, June 30, 2001 and July 1, 2000
--------------------------------------------------------------------------------------------------------------------------------
                                                  Preferred Stock           Common Stock            Capital in
----------------------------------------------------------------------------------------------------
                                                Shares     Amount at     Shares     Amount at Par  Excess of Par   Accumulated
                                                issued     par value     issued        Value         Value          Deficit
--------------------------------------------------------------------------------------------------------------------------------
 Balance July 3, 1999                          2,500,000    $2,500      30,253,320     $2,421       $37,493        $(45,924)
 Conversion of debentures                                                   76,351          6            41
 Net loss                                                                                                            (7,918)
--------------------------------------------------------------------------------------------------------------------------------
 Balance, July 1, 2000                         2,500,000     2,500      30,329,671      2,427        37,534         (53,842)
 Net loss                                                                                                           (14,592)
--------------------------------------------------------------------------------------------------------------------------------
 Balance, June 30, 2001                        2,500,000     2,500      30,329,671      2,427        37,534         (68,434)
 Conversion of debt due ICC                                             44,117,647      3,529        11,471
 Dividends on preferred stock                                                                                        (1,150)
 Conversion of preferred stock
    and dividends payable into common stock   (2,500,000)   (2,500)     10,735,294        859         2,791
 Issuance of stock grants                                                   85,000          7
 Net loss                                                                                                            (6,888)
--------------------------------------------------------------------------------------------------------------------------------
 Balance, June 29, 2002                                -         -      85,267,612      6,822        51,796         (76,472)
 Issuance of stock grants                                                   60,000          5
 Net income                                                                                                             544
--------------------------------------------------------------------------------------------------------------------------------
 Balance, December 28, 2002                            -  $      -      85,327,612     $6,827     $  51,796       $ (75,928)
================================================================================================================================
                                                        See accompanying notes to consolidated financial statements.

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

                                                             Six Months Ended                 Years Ended
                                                                                --------------------------------------------------
                                        Six Months Ended     December 29, 2001   June 29,      June 30,       July 1,
                                        December 28, 2002      (unaudited)        2002          2001           2000
--------------------------------------------------------------------------------------------------------------------------------
 Cash flows from operating
    activities:
 Net income (loss)                        $      544         $   (4,946)         $(6,888)      $(14,592)     $(7,918)
 Adjustments to reconcile net income
  (loss) to net cash provided by
    (used in) operating activities:
    Income tax benefit                          (398)              (123)          (1,360)             -            -
    Depreciation and amortization              1,335              1,393            2,758          3,086        3,193
    Amortization of bond discount
      and deferred financing costs               215                526              890            553          405
    Amortization of deferred gain on
      sale of building                           (17)               (32)             (94)          (159)         (94)
      Deferred income taxes                     (715)                 -                -              -        3,756
 Changes in current assets and
   liabilities:
    (Increase) decrease in accounts
     receivable                               (1,813)                 8             (487)         4,913        4,653
    (Increase) decrease in
     inventories                                (226)              (418)          (1,955)         3,860        3,106
    (Increase) decrease in other
     current assets                             (370)              (118)              36           (377)         376
    Decrease in income tax receivable              -                  -                -              -          947
    Increase (decrease) in due to
     ICC Industries Inc.                       2,189              4,623            2,065         (9,070)           -
    Increase (decrease) in accounts
     payable, accrued expenses and
     income taxes payable                     (1,172)             1,622           (2,530)        (3,324)      (3,474)
--------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used
          in) operating activities              (428)             2,535           (7,565)       (15,110)       4,950
--------------------------------------------------------------------------------------------------------------------------------
 Cash flows from investing
   activities:
   Purchase of property, plant and
    equipment, net                              (843)            (2,647)          (1,843)          (117)        (474)
   (Increase) decrease of other assets           (73)               (58)             (97)           180         (461)
--------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used
          in) investing activities              (916)            (2,705)          (1,940)            63         (935)
--------------------------------------------------------------------------------------------------------------------------------
 Cash flows from financing
   activities:
    Increase in due to ICC
     Industries Inc.                           1,385                  -           14,525         11,545            -
    Equipment loan borrowings                      -              1,943                -              -            -
    Borrowings (repayments) of
      long-term debt and line of
      credit                                     997              (730)           (3,658)         2,142       (1,258)
    (Repayments) of capital leases            (1,129)             (977)           (1,337)        (2,687)      (2,749)
    Refinancing of capital leases                  -                 -                 -          4,000            -
--------------------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used
          in) financing activities             1,253               236             9,530         15,000       (4,007)
--------------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                (91)               66                25            (47)           8
  Cash and cash equivalents,
          beginning of year                      108                83                83            130          122
--------------------------------------------------------------------------------------------------------------------------------
  Cash and cash equivalents, end of        $      17        $      149          $    108     $       83     $    130
          year
================================================================================================================================
                                                                   See accompanying notes to consolidated financial statements

Pharmaceutical Formulations, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts))

1.     Nature of the Business and Related Parties

Pharmaceutical Formulations, Inc. and its subsidiaries (collectively, “PFI” or the “Company”) are primarily engaged in the manufacture and distribution of over-the-counter solid dosage pharmaceutical products in tablet, caplet and capsule form, which are sold under customers’ private labels. We also supply bulk products to secondary distributors and re-packers as well as smaller competitors who do not have sophisticated research and development departments. PFI is also engaged in contract manufacturing of selected branded products for well-known major pharmaceutical companies. We are also engaged in the testing and research and development of new drug and health care products.

As of January 2, 2002, ICC Industries Inc. (“ICC”) owned a total of 74,488,835 shares of our common stock, representing approximately 87.3% of the total number of shares outstanding on that date. See Note 9 for further discussion of stock transactions. The following additional transactions with ICC are reflected in the consolidated financial statements as of or for the periods presented:

                                                         Six Months
                                   Six Months               Ended                        Years Ended
                                      Ended             December 29, 2001      June 29,     June 30,      July 1,
                                 December 28, 2002        (unaudited)            2002         2001         2000
                                 ---------------------------------------------------------------------------------
Inventory purchases                $  3,508              $     320            $  1,438    $  2,163         $3,145

Services and finance fees               554                    805               1,213       1,656            720

Accounts payable                      7,027                      -               4,845       6,533          3,598

Note payable                         18,902                 12,560              18,322      16,404          7,752
==================================================================================================================

2.     Financial Results and Liquidity

We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the initiatives detailed below. Net sales in each quarter of the six consecutive quarters ended December 28, 2002 exceeded the net sales of the same period in the prior year. We continue to pursue our plan to increase revenues and improve operational efficiencies to increase profitability. As part of these initiatives, we have undertaken the following:

•	Continuing to expand our custom manufacturing for some major pharmaceutical companies.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers. We continue to evaluate product line and customer profitability.

•	Increasing our business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Exploring opportunities to expand our product line through joint venture marketing agreements.

•	Exploring opportunities to expand our international sales.

These objectives, along with sustaining market share and increasing sales are projected to be driven by the following:

•	Re-establishing strong relationships within our distribution network.

•	Controlling and reducing, where appropriate, our fixed and variable expenses.

•	Eliminating unprofitable product lines and customers.

•	Improving our manufacturing efficiencies.

•	Shortening delivery time.

•	Filing ANDAs for new products as they come to the OTC Market.

•	Obtaining marketing rights for products produced by other generic pharmaceutical manufacturers.

In September 2002, we agreed in principle to sell our ownership interest in Healthcare Industries to our partner, APG, for an aggregate of $1,050,000 and received an initial payment of $325,000. The remaining payments are to be received in semi-annual installments beginning December 31, 2002 and ending December 31, 2004 unless accelerated by APG. As of March 7, 2003, the December 2002 payment has not been received. The Company has reduced its equity interest from 50% to 34.5% to reflect the initial payment. At December 28, 2002, our net investment in Healthcare Industries is $294,000.

We believe that cash flow from our revolving credit and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated working capital, capital spending and debt service requirements through calendar 2003. We have extended our working capital facility through December 31, 2005. While no assurance can be given that current operation will be sufficient to fund our working capital needs, any such extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide us with the necessary financing to continue our operations through calendar 2004. ICC has supported us in the past by providing loans, converting debt to equity, replacing loans from our asset-based lenders and providing us with working capital.

3.     Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pharmaceutical Formulations, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year

During December 2002, we changed our fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. The information for the six months ended December 29, 2001 is unaudited. This information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the six months ended December 29, 2001. Such adjustments consist of normal recurring accruals.

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

Basic and diluted losses per share are the same in each of the periods presented because the impact of dilutive securities is anti-dilutive or the difference is immaterial.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of trade receivables. The Company extends credit to a substantial number of its customers and performs ongoing credit evaluations of those customers’ financial condition while, generally, requiring no collateral. Customers that have not been extended credit by the Company are on a cash in advance basis only. At December 28, 2002, approximately 55% of the accounts receivable balance was represented by five customers, and one customer represented 21% of the accounts receivable balance.

We review accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of December 28, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns.

As a result of the increase in ICC’s ownership of PFI (see note 8), PFI files a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, PFI will be reimbursed for the tax savings realized by ICC, from the use of PFI’s losses.

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

Long-Lived Assets

We follow SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which provides guidance on how and when impairment losses are recognized on long-lived assets based on non-discounted cash flows. No impairment losses have occurred through December 28, 2002.

Stock Based Compensation

The Company follows SFAS No. 123, “Accounting for Stock-Based Compensation.” We chose to apply Accounting Principle Board Opinion 25 and related interpretations in accounting for stock options granted to our employees.

The Company provides proforma disclosures of compensation expense under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The weighted average assumptions used for the years or periods presented are as follows:

                                  Six Months Ended                    Years Ended
----------------------------------------------------    ----------------------------------------------
                                  December 28, 2002     June 29, 2002    June 30, 2001   July 1, 2000
Risk-free interest rate                         2.4%              3.6%             3.6%             6%
----------------------------------------------------    ----------------------------------------------
Expected dividend yield                                            --               --              --
----------------------------------------------------    ----------------------------------------------
Expected lives                              5 years           5 years           5 years         5 years
----------------------------------------------------    ----------------------------------------------
Expected volatility                            125%              125%              55%             51%

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the six months ended December 28, 2002 and for the years ended June 29, 2002, June 30, 2001 and July 1, 2000 would have been as follows:

                               Six Months Ended                    Years Ended
------------------------------------------------   ---------------------------------------------
                               December 28, 2002   June 29, 2002    June 30, 2001    July 1, 2000
------------------------------------------------   ---------------------------------------------

Net income (loss) as                   $544           $(6,888)       $(14,592)        $(7,918)
reported
------------------------------------------------   ---------------------------------------------
Add: Stock based employee
compensation expense
included in reported net
income, net of related
tax effects
------------------------------------------------   ---------------------------------------------
Deduct: Total stock based
employee compensation
determined under fair
value method for all
awards, net of related
tax effects                            (102)              (47)            (53)            (30)
------------------------------------------------   ---------------------------------------------
Proforma net income (loss)             $442           $(6,935)       $(14,645)        $(7,948)
------------------------------------------------   ---------------------------------------------
Basic and diluted income
(loss) per share
------------------------------------------------   ---------------------------------------------
As reported                           $0.01            $(0.12)         $(0.49)         $(0.26)
------------------------------------------------   ---------------------------------------------
Proforma                              $0.01            $(0.12)         $(0.49)         $(0.26)

Shipping and Handling Costs

Shipping and handling costs charged to customers are included in the Company’s net sales. Shipping and handling costs which approximated $750, $1,350, $1,400 and $1,700 in transition 2002, fiscal 2002, 2001 and 2000, respectively, were charged to selling and shipping expenses.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”(SFAS 145). This Statement amends existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of this Statement to have a material impact on the Company’s financial position or results of operations.

In December 2002, The Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards Board (“SFAS” No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123 “. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect on the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The Company expects to continue to utilize the intrinsic method for its stock-based compensation.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. Management does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Management does not expect the adoption of this Interpretation to have a material impact on the Company’s financial position or results of operations.

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

4.     Inventories

           Inventories consist of the following:

                        December 28, 2002      June 29, 2002       June 30, 2001
   --------------------------------------------------------------------------------
   Raw materials                 $  4,423           $  3,426              $  3,664
   Work in process                  1,315                890                   735
   Finished goods                   7,393              8,589                 6,551
   --------------------------------------------------------------------------------
                                  $13,131            $12,905               $10,950
   ================================================================================

5.     Property, Plant and Equipment

           Property, plant and equipment consist of the following:

                                        December 28, 2002   June 29, 2002   June 30, 2001
 ----------------------------------------------------------------------------------------
 Land and building                             $  8,348          $  8,348       $  8,348
 Leasehold improvements                           6,246             6,134          5,851
 Machinery and equipment                         27,229            27,229         24,272
 Other                                            1,529               798            365
 ----------------------------------------------------------------------------------------
                                                 43,352            42,509         38,836
 Less:  Accumulated depreciation and
           amortization                          29,550            28,215         25,726
 ----------------------------------------------------------------------------------------
                                                $13,802           $14,294        $13,110
 ========================================================================================
Substantially all property, plant and equipment is pledged as collateral under various capital leases and equipment loans.

6.     Long-term Debt and Capital Lease Obligations

          Long-term debt and capital lease obligations consist of the following:

                                              December 28, 2002           June 29, 2002      June 30, 2001
--------------------------------------------------------------------------------------------------------------
                                           Long-Term   Capital    Long-Term    Capital  Long-Term    Capital
                                             Debt       Leases      Debt       Leases     Debt        Leases
--------------------------------------------------------------------------------------------------------------

Revolving/term loans (a)                      $10,640              $  9,411               $ 8,917

Term loan due ICC (b)                          18,902               18,322                 16,404
Convertible subordinated debentures,
$1,000 face value (c)                           1,719                1,750                  4,263
Convertible subordinated debentures (c)           331                  331                    613

New Jersey Economic Development Authority
Loan (d)                                                                                      400
Building sale/leaseback (e)                              $1,825                $2,326                $3,236

Capital equipment lease obligations (f)                   3,766                 4,394                 4,821
Equipment loan (g)                              1,579                1,780
--------------------------------------------------------------------------------------------------------------
                                               33,171     5,591     31,594      6,720      30,597     8,057
--------------------------------------------------------------------------------------------------------------
Less Current portion:                           4,269     2,461      3,353      2,340      14,693     2,009
--------------------------------------------------------------------------------------------------------------
                                              $28,902    $3,130    $28,241    $ 4,380     $15,904    $6,048
==============================================================================================================
a)	We have a revolving credit facility, which is secured by accounts receivable and inventory. This facility expires on December 31, 2005. Advances under this credit line are limited to the sum of eligible accounts receivable and eligible inventory, as defined, up to a maximum limit of $15,000 of which $2,000 is guaranteed by ICC. Interest is payable monthly, at the prime rate + 2% (6.25% at December 28, 2002). The loan agreement contains certain covenants, which, among other things, prohibit the Company, subject to prior approval of the lender, from making dividend payments.

b)	On February 7, 2003 the Company modified its term loan and security agreement with ICC, retroactive to June 29, 2002. The modification consisted of a reduction in the interest rate from prime + 1% to prime. The loan principal under this agreement was $19,022. Principal payments began in October 2002 at $60 per month and in increasing amounts thereafter with a final payment of $15,692 in July 2004. Interest is payable monthly at the prime rate (4.25% at December 28, 2002). The loan is secured by a secondary security interest in all of our assets of PFI.

c)	At December 28, 2002, PFI had an aggregate of $1,719 outstanding principal amount of convertible subordinated debentures due June 15, 2003 (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $.34 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par, plus an applicable premium, as defined.

At December 28, 2002, PFI has an aggregate of $331 outstanding principal amount of convertible subordinated debentures due June 15, 2003 (the “8 ¼ % Debentures”) with interest payable annually. The holders of the 8 ¼ % debentures may convert them at any time into shares of common stock at a conversion price of $.34 per share. The Company has no right to redeem the 8¼ % Debentures.

In May 2002, we made an offer to holders of our 8% and 8.25% convertible subordinated debentures to extend the payment terms on those bonds, which were due to mature on June 15, 2002. The outstanding balances at that time were $5,061 on the 8% debentures and $528 on the 8.25% debentures. The offer extended the payment date to June 15, 2003 at the interest rate of 8% or 8.25%, depending on which bonds were held. In exchange for the bond holders’ signed agreement to extend the maturity date on the bonds, they received a one-time up-front fee of $50 per $1,000 of bond principal held by them, paid directly to them after the Company received their agreement to extend the maturity. An aggregate of $104 of such fees were paid. This cost is being amortized over the period ending June 15, 2003 on a straight line basis. Also, the privilege to convert the bonds into common stock of PFI was adjusted from $48.00 per share on the 8% Debentures to $.34 and from $0.39 per share on the 8.25% Debentures to $.34 for those who accepted the offer. An aggregate of $2,050 in principal amount of the debentures were extended in accordance with the offer. The outstanding remaining balances are $1,719 on the 8% debentures and $331 on the 8.25% debentures. The remaining principal balance of $3,557, due to debenture holders who did not accept the extension offer, was repaid in cash from loans made to PFI by ICC.

d)	On June 10, 2002, we repaid bonds due the New Jersey Economic Development Authority with funds provided by ICC.

e)	In August 1989, PFI entered into a sale and leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent was $107 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commencement and on each thirtieth month thereafter. On January 1, 2000, the monthly base rent increased to $165. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the gain on the sale and leaseback of approximately $750 has been deferred and is being amortized over the term of the lease. The lease has been capitalized at the net present value of the future minimum rental payments ($8,348), assuming a 13¼% interest rate factor, and is amortized over the term of the lease.

f)	We lease various equipment under capital lease agreements. The terms of the leases vary from five to six years with monthly rentals of approximately $132. In December 2000, three capital lease agreements were refinanced with one $4,000 capital lease agreement payable over 5 years. This agreement is guaranteed by ICC. The interest rates under all capital leases range from 4% to 9%.

In June 2002 we borrowed $672 under capital equipment leases to fund the acquisition of new operating equipment. The leases are generally repayable over seven years and bear interest at a floating rate (3.91% at December 28, 2002).

g)	In December 2001, we entered into an equipment financing arrangement with G.E. Capital Corporation for $1,943, whereby certain operating leases were converted to an equipment loan. The loan is repayable monthly over 4 years and bears interest at a floating rate (5.20% at December 28, 2002). This loan is guaranteed by ICC.

The Company's debt and obligations under capital leases mature in calendar years as follows:

                                                  Capital Lease
                                                   Obligations         Long-Term Debt
--------------------------------------------------------------------------------------
2003                                                    $3,569             $4,269
2004                                                     2,266             17,615
2005                                                     1,111             11,138
2006                                                        88                149
2007                                                       219                 -
--------------------------------------------------------------------------------------
Total Payments                                           7,253            $33,171
                                                                          =======
Less: Amount representing interest                      (1,662)
---------------------------------------------------------------
Present value of net minimum lease payments             $5,591
===============================================================

7.     Commitments and Contingencies

Commitments

In fiscal 1996, the Company entered into a long-term lease for a building adjacent to our manufacturing facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319 per annum for the first five years and $342 per annum for the balance of the initial term.

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

8.     Income Taxes

          Income tax expense (benefit) consist of the following federal taxes:

                                                      Six Months
                                     Six Months         Ended
                                       Ended         December 28,                     Years Ended
                                   December 28,           2001              June 29,     June 30,       July 1,
                                         2002          (unaudited)              2002         2001         2000
---------------------------------------------------------------------------------------------------------------
Current                                   $(398)             $(123)          $(1,360)    $    -       $   112
Deferred                                   (715)                 -                 -          -         3,756
---------------------------------------------------------------------------------------------------------------
Total income tax expense
(benefit)                                $(1,113)             $(123)          $(1,360)    $    -        $3,868
===============================================================================================================

The Company’s income tax expense (benefit) differ from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax loss as a result of the following:

                                             Six Months
                                                Ended                    Years Ended
                                             December 28,        June 29,      June 30,    July 1,
                                                 2002              2002          2001       2000
------------------------------------------------------------------------------------------------------
Statutory U.S. tax (benefit)                      $(199)        $(2,804)        $(4,961)     $(1,241)
Increase (decrease) resulting from:
  Expiration of state net operating loss
     carry forwards                                  --              --              --           71
  Net change in valuation account                  (715)          2,463           5,871        4,731
     State NOL                                       --            (227)             --           --
Difference in effective rate                         --            (137)             --           --
Other                                              (199)           (655)           (910)         307
------------------------------------------------------------------------------------------------------
Effective income tax expense (benefit)          $(1,113)        $(1,360)        $  --         $3,868
======================================================================================================

As of December 28, 2002, PFI had available net operating losses of approximately $28,543 for U.S. tax purposes, which expire through 2022. The utilization of losses that were generated prior to September 1991, which approximate $664 is limited to $166 per year for U.S. tax purposes due to the change in ownership resulting from ICC’s investment. State income tax net operating loss carry forwards of approximately $30,440, which expire through 2008, are available to us.

As a result of the increase in ICC’s ownership of PFI (see Note 9), PFI files a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, PFI will be reimbursed for the tax savings generated by ICC, from the use of PFI’s losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group

Deferred tax assets are comprised of the following temporary differences:

                                                       December 28, 2002    June 29, 2002    June 30, 2001
----------------------------------------------------------------------------------------------------------
Tax benefit of state income tax net operating          $   2,740            $   3,247       $   3,020
 loss carry forwards
Tax benefit of federal income tax net operating
 loss carry forwards                                       9,990               10,037           8,090
Depreciation                                                 570                 (406)           (472)
Deferred gain on sale/leaseback of building                   30                   39              70
Basis difference 8 1/4% debentures as a result of
 restructuring                                                -                    -               29
Inventory valuation                                          313                  271             (40)
Allowance for doubtful accounts                              153                  315             465
Alternative minimum tax carry forward                         10                  104             104
Other                                                        209                  123               -
-----------------------------------------------------------------------------------------------------------
Deferred tax asset                                        14,015               13,730          11,266
Valuation allowance                                      (13,300)             (13,730)        (11,266)
-----------------------------------------------------------------------------------------------------------
Net deferred tax asset                                      $715            $     -          $    -
===========================================================================================================

Based on the assessment of all available evidence including the inconsistent performance in recent years, the current status of the Company’s business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the deferred tax assets. As part of the ongoing evaluation of the Company’s performance, including potential benefits available pursuant to our tax sharing agreement with ICC, PFI has recognized $715 which represents a reduction of the deferred tax valuation as it relates to temporary differences expected to be realized in 2003. The net tax deferred asset is offset against amounts due ICC.

9.     Common Stock and Options

On December 21, 2001, ICC converted $15,000 of indebtedness due to ICC from PFI into 44,117,647 common shares, at a rate of $.34 per share, to increase its ownership to 85.6% of the outstanding common shares of PFI. On January 2, 2002, ICC converted its 2,500,000 shares of Series A Cumulative Redeemable Convertible Preferred Stock and $1,150 of unpaid dividends on such preferred stock into 10,735,294 common shares, at a rate of $.34 per share, further increasing its ownership to 87.4% of the outstanding common shares.

In May 2002, we began a rights offering to all shareholders other than ICC. The offering was made to PFI’s stockholders of record as of the close of business on May 7, 2002. The offering was also made to employees who held options on the Company’s common stock. Rights holders were entitled to purchase one share of common stock for each right held at a price of $.34 per share. An aggregate of 34,467,741 shares of common stock would have been sold if all rights were exercised. The rights offering expired on December 22, 2002. Rights to acquire a total of 18,175 shares were exercised and issued in February 2003.

On January 2, 2002, ICC converted 2,500,000 shares which it owned of the Company’s preferred stock and $1,150 of related unpaid dividends into an additional 10,735,294 shares of our common stock, increasing ICC’s ownership of PFI to 87.4%.

Options are granted at fair market value at date of grant. Options are exercisable one year from date of grant and expire five years from date of grant. The following is a summary of stock options issued, exercised, forfeited or canceled during the period July 1999 through December 28, 2002:

                                                        Weighted Average
                                         Shares          Exercise Price
------------------------------------------------------------------------
Outstanding - July 3, 1999               1,243,300               $.72
Issued                                     360,300               $.27
Forfeited                                 (748,600)              $.77
------------------------------------------------------------------------
Outstanding - July 1, 2000                 855,000               $.49
Issued                                     568,000               $.27
Forfeited                                 (216,800)              $.48
------------------------------------------------------------------------
Outstanding - June 30, 2001              1,206,200               $.36
Issued                                     647,000               $.15
Forfeited                                 (132,700)              $.28
------------------------------------------------------------------------
Outstanding - June 29, 2002              1,720,500               $.29
Issued                                   1,490,000               $.13
Expired or cancelled                       (83,500)              $.84
------------------------------------------------------------------------
Outstanding - December 28, 2002          3,127,000               $.20
------------------------------------------------------------------------
Exercisable  - December 28, 2002         1,657,000               $.26
========================================================================

The following table summarizes information about stock options outstanding at December 28, 2002:

                        Options Outstanding                           Options Exercisable
--------------------------------------------------------------------------------------------

                                       Weighted      Weighted         Number        Weighted
                       Number          Average        Average     Exercisable at     Average
    Range of       Outstanding at     Remaining      Exercise      December 28,     Exercise
Exercise Prices   December 28, 2002  Life (Years)      Price           2002           Price
--------------------------------------------------------------------------------------------
        $0.41            72,000           0.9          $0.41           72,000          $0.41
   .22 to .31           150,000           2.2           0.26          150,000           0.26
         0.75           110,000           1.3           0.75          110,000           0.75
         0.23            75,000           2.0           0.23           75,000           0.23
         0.27           594,000           2.3           0.27          594,000           0.27
         0.15           636,000           3.8           0.15          636,000           0.15
         0.13         1,240,000           4.8           0.13           20,000           0.13
         0.16           250,000           4.8           0.16                0           0.16
--------------------------------------------------------------------------------------------
                      3,127,000                        $0.20        1,657,000         $0.26
============================================================================================

The weighted average fair market values of options granted during the six months ended December 28, 2002 and fiscal years 2002, 2001and 2000 were $.13, $.15, $.11and $.12, respectively.

As of December 28, 2002, substantially all outstanding stock options expire at various dates through fiscal year 2007. These options were granted at prices which were at or above quoted market value on the dates granted.

10.     Major Customers and Products

                    Six Months                            Years Ended
                      Ended            ------------------------------------------------
 Customer        December 28, 2002     June 29, 2002     June 30, 2001    July 1, 2000
 ----------      ----------------------------------------------------------------------

 Costco                12%                  14%               13%              17%
 Target                12%                   0%                0%               0%
 CVS                    6%                   7%               13%               9%
 Walgreens              1%                   1%                5%              12%

For the six months ended December 28, 2002 and fiscal years 2002, 2001 and 2000 sales of ibuprofen represented 28%, 21%, 26% and 36% of net sales, respectively.

11.     Supplemental Cash Flow Information

           Supplemental disclosures of cash flow information:

                                   Six Months                            Years Ended
                                      Ended          -------------------------------------------------
                                December 28, 2002    June 29, 2002      June 30, 2001    July 1, 2000
------------------------------------------------------------------------------------------------------
Cash paid during the year:
  Interest                            $1,951               $4,474              $4,816          $4,470
------------------------------------------------------------------------------------------------------

Supplemental non-cash investing and financing information:

In December 2001, the Company converted $15 million of indebtedness due to ICC into 44,117,647 shares of the Company’s common stock at a rate of $.34 per share. In January 2002, ICC converted its Series A Cumulative Redeemable Preferred Stock and related dividends into 10,735,294 shares of the Company’s common stock at a rate of $.34 per share.

In December 2001, we entered into an equipment financing arrangement for $1,943, whereby certain operating leases were converted to an equipment loan. In June 2002, we entered into a capital lease obligation of $672 for the purchase of new equipment.

A capital lease obligation of $4,000 was incurred when the Company entered into a lease in fiscal 2001.

12.     Quarterly Data (Unaudited)

                                                                   Three Months Ended

                                                           September 28          December 28
                                                           ------------          ------------
                                                           (In thousands, except per share data)

Six Months Ended

December 28, 2002

Net sales                                                      $15,944             $17,279

Gross profit                                                     2,881               2,861

Operating income                                                   581                 470

Net income                                                          61                 483

Net income attributable to common shareholders                      61                 483

Income per common share, basic and diluted                        0.00                0.01

During the quarter ended December 28, 2002, the Company recorded a $715 tax benefit, which represents a decrease in the Company's deferred tax valuation allowance.

                                                                        Three Months Ended

                                                 September 29       December 29        March 30      June 29
                                                 ------------       -----------        --------      --------
                                                                  (In thousands, except per share data)

2002

Net sales                                            $13,274            $12,850         $12,668       $13,665

Gross profit                                           1,659                755           1,255         2,277

Operating  (loss)                                      (861)             (1,772)         (1,034)         (383)

Net (loss)                                           (2,069)             (2,877)         (1,287)         (655)

Net (loss) attributable to common shareholders       (2,119)            (2,927)          (1,287)         (655)

(Loss) per common share, basic and diluted            (0.07)             (0.07)          (0.02)         (0.01)

                                                                        Three Months Ended

                                                 September 30       December 30        March 31      June 20
                                                 ------------       -----------        --------      --------
                                                                  (In thousands, except per share data)

2001

Net sales                                            $13,160         $11,892          $11,880       $12,225

Gross profit                                           1,495             189            1,231         (645)

Operating (loss)                                     (1,196)           (2,330)         (1,455)       (4,153)

Net (loss)                                           (2,504)           (3,603)         (2,601)       (5,884)

Net (loss) attributable to common shareholders       (2,554)           (3,653)         (2,651)       (5,934)

(Loss) per common share, basic and diluted            (0.08)            (0.12)         (0.09)        (0.20)

Results for the fiscal quarter ended June 30, 2001 include $3.2 million of year-end adjustments related to inventory valuations, bad debts and other potential liabilities.

Pharmaceutical Formulations, Inc.
and Subsidiaries

Report of Independent Certified Public Accountants
   on the Financial Statement Schedule

The audits referred to in our report dated March 7, 2003, relating to the consolidated financial statements of Pharmaceutical Formulations, Inc. and Subsidiaries, which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule attached. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey
March 7, 2003

Schedule II - Valuation and Qualifying Accounts

                                                           Additions      Deductions
                                          Balance at       charged to     write-offs
    Allowance for doubtful accounts       beginning of     costs &        uncollectible   Balance at end
                                          period           expenses       accounts        of period
---------------------------------------------------------------------------------------------------------
Six months ended December 28, 2002            $770            $114             $477             $407
=========================================================================================================
Year ended June 29, 2002                      $706            $285             $221             $770
=========================================================================================================
Year ended June 30, 2001                      $406            $422             $122             $706
=========================================================================================================
Year ended July 1, 2000                       $255            $212             $ 61             $406
=========================================================================================================

EXHIBIT INDEX

10.3(R)	Letter Agreement dated February 4, 2003 between CIT and the Registrant amending the CIT Loan Agreement

10.7(D)	Term Loan and Security Agreement dated as of June 30, 2002 between ICC and the Registrant (16)

23	Consent of the Independent Public Accountants