Form 10-Q
period 2003-03-29
PHARMACEUTICAL FORMULATIONS INC
filed 2003-05-13
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	March 29, 2003

OR

/_/	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________

Commission File Number 0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2367644 (IRS Employer Identification No.)

460 Plainfield Avenue, Edison, NJ (Address of principal executive offices)	08818 (Zip code)

(Registrant's telephone number, including area code)	(732) 985-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
/x/  Yes   / /  No

The number of shares outstanding of common stock, $.08 par value, as of May 7, 2003 was 85,345,787.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                    March 29,
                                                                                      2003            December 28,
                                                           ASSETS                  (Unaudited)           2002
                                                                              ----------------    ----------------

CURRENT ASSETS
   Cash                                                                       $        45,000     $        17,000
   Accounts receivable - net of allowance for doubtful
        accounts of $292,000 and $407,000                                           8,677,000           9,334,000
   Inventories                                                                     13,377,000          13,131,000
   Prepaid expenses and other current assets                                        1,575,000           1,547,000
                                                                              ---------------     ---------------
              Total current assets                                                 23,674,000          24,029,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
        of $30,210,000 and $29,550,000                                             13,641,000          13,802,000
OTHER ASSETS                                                                          149,000             130,000
                                                                              ---------------     ---------------
                                                                               $   37,464,000       $  37,961,000
                                                                              ===============     ===============

                                             LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
   Current portion of long-term debt                                          $     4,887,000     $     4,269,000
   Current portion of capital lease obligations                                     2,389,000           2,461,000
   Due to ICC Industries Inc.                                                       7,953,000           7,027,000
   Accounts payable                                                                 7,015,000           7,744,000
   Accrued expenses                                                                 1,425,000           1,733,000
                                                                              ---------------     ---------------
              Total current liabilities                                            23,669,000          23,234,000
                                                                              ---------------     ---------------
LONG-TERM DEBT DUE ICC INDUSTRIES INC.                                             16,442,000          17,117,000
                                                                              ---------------     ---------------
LONG-TERM DEBT                                                                     12,190,000          11,785,000
                                                                              ---------------     ---------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                 3,010,000           3,130,000
                                                                              ---------------     ---------------
COMMITMENTS AND CONTINGENCIES (Note 2)

STOCKHOLDERS' (DEFICIENCY)
   Common stock, par value $.08 per share; 200,000,000 shares authorized;
      85,345,787 and 85,327,612 shares issued and outstanding                       6,828,000           6,827,000
   Capital in excess of par value                                                  51,801,000          51,796,000
   Accumulated deficit                                                            (76,476,000)        (75,928,000)
              Total stockholders' (deficiency)                                    (17,847,000)        (17,305,000)
                                                                              ----------------    ---------------
                                                                              $    37,464,000     $    37,961,000
                                                                              ===============     ===============

                              See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                              Three Months Ended
                                                                    ------------------------------------
                                                                         March 29,           March 30,
                                                                            2003               2002
                                                                    -----------------   ----------------
REVENUES
  Gross sales                                                         $   16,533,000     $    12,954,000
  Less: Sales discounts and allowances                                       319,000             286,000
                                                                    ----------------    ----------------
         NET SALES                                                        16,214,000          12,668,000
                                                                    ----------------    ----------------
COST AND EXPENSES
  Cost of goods sold                                                      13,945,000          11,413,000
  Selling, general and administrative                                      2,289,000           2,221,000
  Research and development                                                    59,000              68,000
                                                                    ----------------    ----------------
                                                                          16,293,000          13,702,000
                                                                    ----------------    ----------------

         LOSS FROM OPERATIONS                                               (79,000)          (1,034,000)
                                                                    ----------------    ----------------
OTHER INCOME (EXPENSE)
  Interest expense                                                         (809,000)          (1,008,000)
  Other                                                                      44,000               92,000
                                                                    ----------------    ----------------
                                                                          (765,000)            (916,000)
                                                                    ----------------    ----------------

         LOSS BEFORE INCOME TAXES (BENEFIT)                                (844,000)          (1,950,000)

INCOME TAX BENEFIT                                                         (296,000)            (663,000)
                                                                    ----------------    ----------------
NET LOSS                                                                  $(548,000)     $    (1,287,000)
                                                                    ================    ================
LOSS PER SHARE - BASIC AND DILUTED                                          $ (0.01)             $ (0.02)
                                                                    ================    ================
BASIC AND DILUTED AVERAGE COMMON SHARES OUTSTANDING                       85,334,000          82,559,000
                                                                    ================    ================

                              See accompanying notes to consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                      Three Months Ended
                                                                         ------------------------------------
                                                                              March 29,           March 30,
                                                                                 2003               2002
                                                                         -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                      $      (548,000)     $  (1,287,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
      Income tax benefit                                                        (296,000)          (663,000)
      Depreciation and amortization of property, plant and equipment             660,000            770,000
      Amortization of bond discount and deferred financing costs                  40,000            309,000
      Amortization of deferred gain on sale/leaseback                            (13,000)           (13,000)
      Changes in current assets and liabilities:
         Decrease in accounts receivable                                         657,000            258,000
        (Increase) in inventories                                               (246,000)          (615,000)
        (Increase) in other current assets                                       (70,000)           (42,000)
         Increase in due to ICC Industries Inc.                                1,097,000            183,000
        (Decrease) in accounts payable and accrued expenses                   (1,024,000)        (3,033,000)
                                                                         ----------------   ----------------
                NET CASH PROVIDED BY (USED IN)
                  OPERATIN ACTIVITIES                                            257,000         (4,133,000)
                                                                         ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) in other assets                                                     (17,000)           (28,000)
  (Increase) in property, plant and equipment, net                              (499,000)          (403,000)
                                                                         ----------------   ----------------
                NET CASH (USED IN) INVESTING ACTIVITIES                         (516,000)          (431,000)
                                                                         ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to ICC Industries Inc.                                         65,000          4,100,000
   Proceeds from equipment financing
                                                                                 395,000              -
  (Repayments) of capital lease obligations                                     (587,000)          (267,000)
   Borrowings of long term debt                                                  408,000            671,000
   Issuance of common stock under rights offering
                                                                                   6,000              -
                                                                         ---------------    ----------------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                        287,000          4,504,000
                                                                         ---------------    ---------------
NET INCREASE (DECREASE) IN CASH                                                   28,000            (60,000)
CASH, BEGINNING OF PERIOD                                                         17,000            149,000
                                                                         ---------------    ---------------
CASH, END OF PERIOD
                                                                         $        45,000    $        89,000
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

The consolidated balance sheet as of December 28, 2002 has been derived from the audited consolidated balance sheet of that date and is presented for comparative purposes. Certain amounts have been reclassified to conform to the current period presentation.

The accompanying financial statements presume that users have read the audited financial statements for the six months ended December 28, 2002 as filed in the Company’s Form 10-K. Accordingly, footnotes that would substantially duplicate such disclosure have been omitted.

The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments consist of normal recurring accruals.

The results of operations for the three months ended March 29, 2003 are not necessarily indicative of the results to be expected for a full year or any other period.

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

The weighted average assumptions used for the period presented are as follows:

                                                           Three Months Ended
                                                            March 29, 2003
                                                            ---------------

                         Risk-free interest rate                 2.4%
                         Expected dividend yield                  -
                         Expected lives                         5 years
                         Expected volatility                      125%
Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the three months ended March 29, 2003 would have been as follows:

                                                                     Three Months Ended
                                                                        March 29, 2003
                                                                     ------------------

          Net income (loss) as reported                                    $(548)

          Add: Stock based employee compensation expense
             included in reported net income, net of related
             tax effects                                                      -

          Deduct: Total stock based employee compensation
             determined under fair value method for all awards,
             net of related tax effects                                      (34)

          Proforma net loss                                                $(582)
                                                                           ======
          Basic and diluted loss per share                                $(0.01)
Note 2	Commitments and Contingencies

In March 2002, action was brought against PFI in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective product. Management believes the lawsuit is without merit and is vigorously defending against it.

In May 1998, PFI brought an action against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action is still pending.

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

PFI is a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of all current legal matters will not have a material adverse effect upon our financial position or results of operations.

Note 3	Inventories

Inventories consist of the following:

                                             March 29, 2003         December 28, 2002
                                             --------------         ------------------

                  Raw materials                 $ 4,349,000               $ 4,423,000
                  Work in progress                1,017,000                 1,315,000
                  Finished goods                  8,011,000                 7,393,000
                                               ------------               -----------
                                               $13,377,000                $13,131,000
                                               ============               ===========
Note 4	Related Party Transactions

ICC Industries Inc., a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is our principal shareholder. The following transactions with ICC are reflected in the consolidated financial statements as of or for the three months ended March 29, 2003 and March 30, 2002:

                                                     2003                    2002
                                                 ------------           -------------

          Inventory purchases from ICC           $  1,944,000           $    243,000
          Interest charges from ICC                   240,000                154,000
          Accounts payable to ICC                   7,953,000              4,283,000
          Note payable to ICC                      18,842,000             12,560,000
          Advances from ICC                            65,000              4,100,000
Note 5	Subsequent Event

On April 15, 2003, PFI announced that it had entered into an agreement to acquire the stock of Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas for approximately $8.5 million, which provides for $6 million is to be paid in cash at closing and a $2.5 million promissory note payable over 4 years at the rate of 7% per annum, subject to certain purchase price adjustments. In addition, as part of the purchase price, PFI will issue warrants to the stockholder of Konsyl equal to a total of 1.2 million shares of common stock of PFI at an exercise price of $.204 per share. The closing is expected to occur on or about May 15, 2003. The $6 million cash payment is expected to be financed by a combination of asset-based and term loan financing.

Konsyl is a manufacturer and distributor of powdered, dietary natural fiber supplements, which has been in business for over 35 years. The products are manufactured at their plant in Easton, Maryland and are sold, both domestically and internationally, to pharmaceutical wholesalers, drugstore chains, mass merchandisers, grocery store chains, and grocery distributors. Products are sold under both the “Konsyl®” brand name and various private labels. The “Konsyl®” brand product line and private label products are generally merchandised in pharmacy sections with other bulk forming laxatives. Konsyl also manufactures a gastrointestinal diagnostic product, “Sitzmarks”, that is sold to hospitals, colon and rectal surgeons, and radiologists.

We believe this acquisition provides an opportunity to increase our presence in both the private label and branded pharmaceutical markets. It also affords PFI the opportunity to introduce new products and product line extensions under the “Konsyl®” brand and PFI’s own laxative products. Management believes there also exist considerable opportunities for cost savings through consolidation of the two companies.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross sales for the three months ended March 29, 2003 were $16,533,000 as compared to $12,954,000 in the comparable period in the prior year, an increase of $3,579,000 or 27.6%. In July 2002, we began shipments to a major national retailer. This new relationship contributed approximately $1.9 million of gross sales in the current quarter. The balance of the sales increase came from established private label customers.

Net sales for the three months ended March 29, 2003 were $16,214,000 as compared to $12,668,000 in the comparable period in the prior fiscal year, an increase of $3,546,000 or 28.0% due to higher gross sales.

Cost of sales as a percentage of net sales was 86% for the three months ended March 29, 2003 as compared to 90% in the prior year period. This decrease resulted primarily from lower material costs and the efficiencies gained from the increased levels of production.

Selling, general and administrative expenses were $2,289,000 for the three months ended March 29, 2003 as compared to $2,221,000 in the prior year period, an increase of $68,000 or 3% as compared with the 28% growth in net sales. This reflects our continued efforts to control costs.

Interest expense was $809,000 for the three months ended March 29, 2003 as compared to $1,008,000 for the prior year period. The decrease is primarily a result of lower interest rates.

In December 2001, ICC became an 85.6% owner of our common stock. As a result of the increase in ICC’s ownership of PFI, we file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the tax savings generated from ICC’s use of our losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $296,000 for the three months ended March 29, 2003 and a benefit of $663,000 for the three months ended March 30, 2002.

PFI reported a net loss of $548,000 or $.01 per share for the three months ended March 29, 2003 as compared to a net loss of $1,287,000 or $.02 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $28,000 during the three months ended March 29, 2003.

Total funds provided by operating activities were $257,000 for the three months ended March 29, 2003. This was primarily attributable to a decrease in accounts receivable of $657,000 and non-cash charges of $700,000 from depreciation and amortization, offset by a pre-tax loss of $844,000 and an increase in inventories of $246,000.

Net cash used in investing activities for the three months ended March 29, 2003 was $516,000, principally attributable to expenditures for capital equipment for additional capacity.

Net cash provided by financing activities for the three months ended March 29, 2003 was $287,000, primarily from a new capital equipment financing of $395,000, borrowings of long-term debt of $408,000 and $65,000 of advances from ICC, offset by lease repayments of $587,000.

Current assets at March 29, 2003 include $8,677,000 of accounts receivable as compared to $9,334,000 at December 28, 2002. The accounts receivable decrease of $657,000 is a result of the lower gross sales compared with the preceding quarter due to seasonal factors. Working capital also includes $13,377,000 of inventory as compared to $13,131,000 at December 28, 2002. Current liabilities include $7,953,000 due ICC at March 29, 2003, compared to $7,027,000 at December 28, 2002. Current liabilities also includes $8,440,000 of accounts payable and accrued expenses as compared to $9,477,000 at December 28, 2002. The decrease reflects our efforts to re-establish vendor relationships. There were no significant backorders of purchases at March 29, 2003.

We have a deferred tax asset of approximately $14,015,000 before the valuation allowance of $13,300,000 at March 29, 2003, which consists of future tax benefits of net operating loss carry forwards and various other temporary differences. Based on the assessment of all available evidence, our inconsistent operating results in prior years, the current status of our business and the uncertainty with respect to generating taxable income in future years, management has recorded a valuation allowance on the total of the deferred tax asset. Reductions in the valuation allowance, which could benefit results of operations in the future, will be recorded when, in the opinion of management, PFI’s ability to generate taxable income is considered more likely than not. Any utilization of net operating loss carryforwards will reduce our future tax obligation.

We intend to spend an estimated $1,000,000 to $1,500,000 for capital improvements, during the fiscal year ending January 3, 2004, of which we have spent $499,000 through March 29, 2003, to increase manufacturing capacity and reduce costs. We anticipate that these capital expenditures will be funded through equipment lease financing and working capital. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the lease financing in the future.

We believe that cash flow from our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated working capital, capital spending and debt service through calendar 2003. We have extended our working capital facility through December 31, 2005. While no assurance can be given that any such extension, renewal, replacement or refinancing can be successfully accomplished, ICC has committed to provide us with the necessary financing to continue our operations through December 31, 2004. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

On April 15, 2003, PFI announced that it had entered into an agreement to acquire the stock of Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas for approximately $8.5 million, which provides for $6 million is to be paid in cash at closing and a $2.5 million promissory note payable over 4 years at the rate of 7% per annum, subject to certain purchase price adjustments. In addition, as part of the purchase price, PFI will issue warrants to the stockholder of Konsyl equal to a total of 1.2 million shares of common stock of PFI at an exercise price of $.204 per share. The closing is expected to occur on or about May 15, 2003. The $6 million cash payment is expected to be financed by a combination of asset-based and term loan financing. Aggregate term loan financing of $3.1 million will be repayable over four years. Management expects that Konsyl's internal cash flows will fund the repayments.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company’s annual expenditure by approximately $350,000.

ITEM 4	CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company’s principal executive and financial officers have evaluated the disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K - The Registrant filed the following report on Form 8-K during the first quarter of the fiscal year ending January 3, 2004:

Date of Report January 21, 2003	Item Number (Summary) 5 (regarding payment of interest on debentures)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: May 12, 2003	By: /s/ James Ingram James Ingram Chief Operating Officer and President (Principal Executive Officer)

Date: May 12, 2003	By: /s/ Walter Kreil Walter Kreil Chief Financial Officert (Principal Accounting Officer)

CERTIFICATIONS UNDER SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, John L. Oram, Chief Executive Officer of Pharmaceutical Formulations, Inc., certify that:

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

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

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

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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

6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 12, 2003

/s/ Walter Kreil
Walter Kreil, Chief Financial Officer

Exhibit Index

99.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002