Form 10-Q
period 2003-06-28
PHARMACEUTICAL FORMULATIONS INC
filed 2003-08-12
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

| x | QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	June 28, 2003

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

|__| Yes |  X | No

Indicated by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

|__| Yes |  X | No

The number of shares outstanding of common stock, $.08 par value, as of August 8, 2003 was 85,345,787.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                         June 28,
                                                                           2003              December 28,
                                                           ASSETS       (Unaudited)              2002
                                                                   -------------------      ----------------
CURRENT ASSETS
   Cash                                                                $    154,000          $     17,000
   Accounts receivable - net of allowance for doubtful
        accounts of $496,000 and $407,000                                 9,783,000             9,334,000
   Inventories                                                           14,646,000            13,131,000
   Prepaid expenses and other current assets                              2,111,000             1,547,000
                                                                   -------------------      ----------------
              Total current assets                                       26,694,000            24,029,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
        of $30,902,000 and $29,550,000                                   14,391,000            13,802,000
OTHER ASSETS
    Goodwill                                                              4,332,000                     -
    Other assets                                                            283,000               130,000
                                                                   --------------------     ----------------
                 Total other assets                                       4,615,000               130,000
                                                                   --------------------     ----------------

                                                                       $ 45,700,000          $ 37,961,000
                                                                   ====================     ================

                                           LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES
   Current portion of long-term debt                                   $  3,052,000          $  2,484,000
   Current portion of capital lease obligations                           2,576,000             2,461,000
   Due to ICC Industries Inc.                                            12,418,000             8,812,000
   Accounts payable                                                       7,864,000             7,744,000
   Accrued expenses                                                       1,437,000             1,733,000
                                                                   --------------------     ----------------
              Total current liabilities                                  27,347,000            23,234,000
                                                                   -------------------      ----------------

LONG-TERM DEBT DUE ICC INDUSTRIES INC.                                   16,452,000            17,117,000
                                                                   -------------------     -----------------
LONG-TERM DEBT                                                           16,868,000            11,785,000
                                                                   -------------------     -----------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                       3,024,000             3,130,000
                                                                   -------------------     -----------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' (DEFICIENCY)
   Common stock, par value $.08 per share; 200,000,000 shares authorized; 85,345,787 and 85,327,612 shares issued
      and outstanding                                                     6,828,000             6,827,000
   Capital in excess of par value                                        52,024,000            51,796,000
   Accumulated deficit                                                  (76,843,000)          (75,928,000)
                                                                   -------------------     -----------------
              Total stockholders' (deficiency)                          (17,991,000)          (17,305,000)
                                                                   -------------------     ------------------
                                                                       $ 45,700,000          $ 37,961,000
                                                                   ===================     ==================

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                     Six Months Ended              Three Months Ended
                                          ---------------------------------------------------------------------
                                            June 28,         June 29,             June 28,      June 29,
                                              2003             2002                 2003          2002
                                          -------------------------------     ---------------------------------
REVENUES
  Gross sales                              $ 34,647,000     $  26,897,000       $  18,114,000   $ 13,943,000
  Less: Sales discounts and allowances          854,000           565,000             535,000        279,000
                                          --------------   ---------------     ---------------  -------------
         NET SALES                           33,793,000        26,332,000          17,579,000     13,664,000
                                          --------------   ---------------     ---------------  -------------

COST AND EXPENSES
  Cost of goods sold                         28,487,000        22,800,000          14,542,000     11,387,000
  Selling, general and administrative         5,289,000         4,815,000           2,999,000      2,595,000
  Research and development                      147,000           135,000              89,000         66,000
                                          --------------   ---------------     ---------------  -------------
                                             33,923,000        27,750,000          17,630,000     14,048,000
                                          --------------   ---------------     ---------------  -------------
         INCOME (LOSS) FROM
           OPERATIONS                          (130,000)       (1,418,000)            (51,000)     (384,000)
                                          --------------   ---------------     ---------------  -------------
OTHER INCOME (EXPENSE)
  Interest expense                           (1,707,000)       (2,085,000)           (898,000)   (1,077,000)
  Other                                         292,000           324,000             248,000       232,000
                                          --------------   ---------------     ---------------  -------------
                                             (1,415,000)       (1,761,000)           (650,000)     (845,000)
                                          --------------   ---------------     ---------------  -------------

         LOSS BEFORE INCOME TAX
             BENEFIT                         (1,545,000)       (3,179,000)           (701,000)   (1,229,000)
INCOME TAX BENEFIT                              630,000         1,237,000             334,000       574,000
                                          --------------   ---------------     ---------------  -------------

NET LOSS                                   $   (915,000)    $  (1,942,000)      $    (367,000)  $  (655,000)
                                          ==============   ===============     ===============  =============

LOSS PER SHARE - BASIC AND DILUTED         $      (0.01)    $       (0.02)      $       (0.00)  $     (0.01)
                                          ==============   ===============     ===============  =============
BASIC AND DILUTED AVERAGE COMMON SHARES
   OUTSTANDING                               85,340,000        85,260,000          85,346,000    85,268,000
                                          ==============   ===============     ===============  =============

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                     Six Months Ended
                                                                                ----------------------------------
                                                                                      June 28,        June 29,
                                                                                        2003            2002
                                                                                -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                    $   (915,000)       $  (1,942,000)
  Adjustments to reconcile net (loss) to net cash provided by (used in)
    operating activities:
      Income tax (benefit)                                                          (630,000)          (1,237,000)
      Depreciation and amortization of property, plant and equipment               1,352,000            1,096,000
      Amortization of bond discount and deferred financing costs                      70,000              636,000
      Amortization of deferred gain on sale/leaseback                                (25,000)             (47,000)
      Changes in current assets and liabilities:
        (Increase) decrease in accounts receivable                                 1,225,000             (495,000)
        (Increase) decrease in inventories                                           614,000           (1,537,000)
        (Increase) in prepaid expenses and other current assets                     (159,000)            (393,00
        Increase in due to ICC Industries Inc.                                     1,329,000              942,000
        (Decrease) in accounts payable and accrued expenses                         (830,000)          (4,275,000)
                                                                                -----------------  -----------------
                NET CASH PROVIDED BY (USED IN)
                  OPERATING ACTIVITIES                                             2,031,000           (7,252,000)
                                                                                -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Konsyl Pharmaceuticals, Inc., net of cash acquired               (8,802,000)                  -
  (Increase) decrease in other assets                                                (38,000)             500,000
  (Increase) in property, plant and equipment                                       (962,000)          (1,026,000)
                                                                                -----------------  -----------------

                NET CASH (USED IN) INVESTING ACTIVITIES                           (9,802,000)            (526,000)
                                                                                -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to ICC Industries Inc.                                          2,242,000           11,025,000
   Proceeds from equipment financing
                                                                                   1,216,000                   -
    Repayments of capital lease obligations                                       (1,207,000)            (359,000)
   Long-term debt in connection with Konsyl acquisition                            6,200,000                   -
  (Repayments) of long-term debt                                                    (549,000)          (2,929,000)
    Proceeds from issuance of common stock under rights offering
                                                                                       6,000                   -
                                                                                -----------------  -----------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                          7,908,000            7,737,000
                                                                                -----------------  -----------------
NET INCREASE (DECREASE) IN CASH                                                      137,000              (41,000)
CASH, BEGINNING OF PERIOD                                                             17,000              149,000
                                                                                -----------------  -----------------

CASH, END OF PERIOD                                                             $    154,000        $     108,000
                                                                                =================  =================

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the six months ended December 28, 2002 as filed in the Company’s Form 10-K. Accordingly, footnotes that would substantially duplicate such disclosure have been omitted.

The interim financial statements reflect all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Such adjustments are of a normal recurring nature.

The results of operations for the six months ended June 28, 2003 are not necessarily indicative of the results to be expected for a full year or any other period.

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

The weighted average assumptions used for the period presented are as follows:

                                                    Six Months Ended                   Three Months Ended
                                            ----------------  ---------------   --------------- -- --------------
                                              June 28, 2003     June 29, 2002     June 28, 2003      June 29, 2002
                                            ---------------   ---------------   ---------------    --------------

                Risk free interest rate         2.4%              3.5%              2.4%              3.5%
                Expected dividend yield           0                 0                 0                 0
                Expected lives                5 years           5 years           5 years            5 years
                Expected volatility             125%              125%              125%              125%
Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share would have been as follows:

                                                                   Six Months Ended           Three Months Ended
                                                                ------------------------    ------------------------
                                                                  June 28,       June         June          June 29,
                                                                   2003        29, 2002     28, 2003        2002
                                                                -----------    ---------    ---------     ----------

                Net loss as reported                               $(915)      $(1,942)       $(367)        $(655)

                Add: Stock based employee compensation
                 expense included in reported net loss, net
                 of related tax effects                                -          -            -              -

                Deduct: Total stock based employee
                   compensation determined under the value
                   method for all awards, net of related tax         (68)          (24)         (34)          (12)
                   effects

                Pro forma net loss                                 $(983)      $(1,966)       $(401)        $(667)

                Basic and diluted loss per share                  $(0.01)      $ (0.02)      $(0.00)       $(0.01)
New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company, if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The initial adoption of this accounting pronouncement did not have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made as part of the FASB's Derivatives Implementation Group process, other FASB projects dealing with financial instruments, and in connection with implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2;	Acquisition of Konsyl Pharmaceuticals, Inc.

On May 15, 2003 Pharmaceutical Formulations, Inc. completed its acquisition of the stock of Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas for approximately $8.9 million and warrants to purchase 1.2 million shares of PFI’s common stock. Per FAS 141, the fair value prescribed to the net assets acquired were preliminarily determined to be as follows:

                Cash                                       $  143,000
                Accounts receivable, net                    1,674,000
                Inventories, net                            2,129,000
                Other current assets                          474,000
                Property, plant and equipment, net            979,000
                Other assets                                  116,000
                Accounts payable                             (164,000)
                Accrued expenses                             (300,000)
                Deferred tax liability                       (215,000)
                                                          -------------
                Net assets acquired                        $4,836,000
                                                          =============
The balance of the purchase price was ascribed to goodwill.

The transaction was financed by a combination of asset-based and term loan financing aggregating $3,700,000 from PFI’s existing lender, The CIT Group/Credit Finance, Inc., as well as $1,627,000 advanced by PFI’s major stockholder, ICC Industries Inc. (“ICC”), $595,000 of equipment financing, facilitated by ICC, $450,000 in cash, and a five year note to Mr. Frank X. Buhler, the former stockholder of Konsyl, in the amount of $2.5 million. In addition, as part of the purchase price, PFI issued warrants to purchase 1.2 million shares of common stock of PFI at an exercise price of $.204 per share, valued at $223,000. The warrants are exercisable until April 15, 2010.

Konsyl is a manufacturer and distributor of powdered, dietary natural fiber supplements. The products are manufactured at its plant in Easton, Maryland and are sold, both domestically and internationally, to pharmaceutical wholesalers, drugstore chains, mass merchandisers, grocery store chains, and grocery distributors. Products are sold under both the “Konsyl®” brand name and various private labels.

Equipment and other physical property of Konsyl which were acquired are used for the manufacture, marketing and distribution of powdered dietary natural supplements; the Company plans to continue to use these assets for the same purpose.

In connection with PFI’s acquisition of Konsyl, PFI, Konsyl and Mr. Frank X. Buhler, the former majority stockholder of Konsyl, entered into a consultancy agreement. In addition, Mr. Buhler was elected to the Board of Directors of PFI at the annual meeting of the stockholders of PFI. Konsyl also entered into a lease with ANDA Investments Ltd., a company owned by Mr. Buhler, regarding the company’s manufacturing facility in Maryland.

The following unaudited pro forma summary presents the financial information as if the acquisition of Konsyl had occurred on January 1, 2003 for the six months ended June 28, 2003 information and January 1, 2002 for the six months ended June 29, 2002 information. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2002 or January 1, 2003, nor is it indicative of future results.

                                                                            Six Months Ended
                                                                -----------------------------------------
                                                                  June 28, 2003       June 29, 2002
                                                                ----------------    ------------------
                Net sales                                          $37,802,000         $32,180,000
                Net loss                                             $(630,000)        $(1,653,000)
                Basic and diluted earnings per common share              $(.01)              $(.02)
Note 3	Commitments and Contingencies

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

Note 4	Inventories Inventories consist of the following:

                                       June 28, 2003         December 28, 2002
                                      ----------------      ------------------
                Raw materials           $  4,596,000           $  4,423,000
                Work in progress             962,000              1,315,000
                Finished goods             9,088,000              7,393,000
                                      --------------          --------------
                                         $14,646,000            $13,131,000
                                      ==============          ==============
Note 5	Related Party Transactions

ICC, a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is our principal shareholder. The following transactions with ICC are reflected in the consolidated financial statements as of or for the six months ended June 28, 2003 and June 29, 2002:

                                                         2003            2002
                                                   ---------------  -----------------

                Inventory purchases                $  3,245,000       $    454,000
                Interest charges                        514,000            408,000
                Accounts payable                      9,109,000          4,845,000
                Note payable                         19,842,000         18,322,000
ITEM 2	MANAGEMENT;S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On May 15, 2003 Pharmaceutical Formulations, Inc. completed its acquisition of the stock of Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas. The results of operations for Konsyl are included in the consolidated results of operations from May 16, 2003.

Gross sales for the six months ended June 28, 2003 were $34,647,000 as compared to $26,897,000 in the comparable period in the prior year, an increase of $7,750,000 or 28.8%. Konsyl’s gross sales were $1,339,000 in the current three and six month periods. In July 2002, PFI began shipments to a major national retailer. This new relationship contributed approximately $3.5 million of gross sales in the current six months and $1.6 million in the current quarter. The balance of the sales increase came from established private label customers. Gross sales for the current quarter were $18,114,000 as compared to $13,943,000 in the comparable period in the prior year, an increase of $4,171,000 or 29.9%.

Net sales for the six months ended June 28, 2003 were $33,793,000 as compared to $26,332,000 in the comparable period in the prior fiscal year, an increase of $7,461,000 or 28.3% due to higher gross sales. Net sales for the three months ended June 28, 2003 were $17,579,000 as compared to $13,664,000 in the comparable period in the prior fiscal year, an increase of $3,915,000 or 28.7% due to higher gross sales. Sales discounts and allowances in the three months and six months ended June 28, 2003 increased over the respective prior year periods due to volume related rebate programs.

Cost of sales as a percentage of net sales was 84.3% for the six months ended June 28, 2003 as compared to 86.6% in the prior year period. This decrease of 2.3% resulted primarily from the inclusion of Konsyl (1.3%) and the efficiencies gained from the increased levels of production.
Selling, general and administrative expenses were $5,289,000 for the six months ended June 28, 2003 as compared to $4,815,000 in the prior year period, an increase of $474,000 or 9.8%, of which $448,000 was related to the inclusion of Konsyl and related transition costs.

Interest expense was $1,707,000 for the six months ended June 28, 2003 as compared to $2,085,000 for the prior year period. Interest expense was $898,000 for the three months ended June 28, 2003 as compared to $1,077,000 for the prior year period. The decrease is primarily a result of lower interest rates. Interest expense arising from the Konsyl acquisition was approximately $60,000 in the current quarter and six months ended June 28, 2003.

In December 2001, ICC became an 85.6% owner of our common stock. As a result of the increase in ICC’s ownership of PFI, we file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the tax savings generated from ICC’s use of our losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $630,000 for the six months ended June 28, 2003 and a benefit of $1,237,000 for the six months ended June 29, 2002. The tax benefit was $334,000 for the three months ended June 28, 2003 as compared to $574,000 for the prior year period.

PFI reported a net loss of $915,000 or $.01 per share for the six months ended June 28, 2003 as compared to a net loss of $1,942,000 or $.02 per share in the prior year period. For the three months ended June 28, 2003, PFI reported a net loss of $367,000 or $.00 per share as compared with a net loss of $655,000 or $.01 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $137,000 during the six months ended June 28, 2003.

Total funds provided by operating activities were $2,031,000 for the six months ended June 28, 2003. This was primarily attributable to non-cash charges of $1,422,000 for depreciation and amortization, a decrease in accounts receivable of $1,225,000, a decrease in inventories of $614,000, offset by a pretax loss of $1,545,000 and a decrease in accounts payable and accrued expenses of $830,000.

Net cash used in investing activities for the six months ended June 28, 2003 was $9,802,000, principally attributable to the acquisition of Konyl for $8.8 million (net of $143,000 of cash acquired) and $962,000 of expenditures for capital equipment.

Net cash provided by financing activities for the six months ended June 28, 2003 was $7,908,000, from new borrowings of long term debt of $6,200,000 related to the Konsyl acquisition, advances from ICC of $2,242,000 (including $1,627,000 related to the Konsyl acquisition), and new capital equipment leases of $1,216,000 (including $595,000 related to Konsyl), offset by repayments of capital lease obligations of $1,207,000 and repayments of long-term debt of $549,000. In June 2003, holders of $1,509,000 in principal amount of our 8% and 8.25% convertible subordinated debentures agreed to extend the payment terms on those bonds, which were due to mature on June 16, 2003, to June 15, 2004, at the current interest rate of 8% or 8.25%, depending on which bonds are held. In exchange for the bondholders’ signed agreement to extend the maturity date on the bonds, they received a one-time up-front fee of $10 per $1,000 of bond principal held by them. In addition, the bondholders retained the right to convert the bonds into our common stock at $.34 per share. The outstanding remaining balances are $1,179,000 on the 8% debentures and $330,000 on the 8.25% debentures. The remaining principal balance of $541,000, due to debenture holders who did not accept the extension offer, was repaid in cash, principally from an advance of $400,000 made to PFI by ICC.

Current assets at June 28, 2003 include $9,783,000 of accounts receivable, of which $1,362,000 represents accounts receivable from Konsyl sales as compared to $9,334,000 at December 28, 2002. The remaining accounts receivable decrease of $913,000 is a result of the lower gross sales due to seasonal factors. Working capital also includes $14,646,000 of inventory, of which $2,016,000 represents Konsyl inventory, as compared to $13,131,000 at December 28, 2002. The remaining inventory decrease of $501,000 also reflects seasonal factors. Current liabilities include $12,418,000 due ICC at June 28, 2003, compared to $8,812,000 at December 28, 2002. The increase primarily relates to advances to fund the Konsyl acquisition, offset by credit for the tax benefit of $630,000. Current liabilities also include $9,301,000 of accounts payable and accrued expenses (of which Konsyl is $977,000) as compared to $9,477,000 at December 28, 2002. The remaining decrease reflects our efforts to re-establish vendor relationships and a shift to increased purchases of materials from ICC. There were no significant backorders of purchases at June 28, 2003.

We intend to spend up to an estimated $1,500,000 for capital improvements during the fiscal year ending January 3, 2004, of which we have spent $962,000 through June 28, 2003, to increase manufacturing capacity and reduce costs. We anticipate that these capital expenditures will be funded through equipment lease financing and working capital. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the financing in the future.

We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated working capital, capital spending and debt service through calendar 2003. We have reached agreement with The CIT Group/Business Credit, Inc. to extend our existing revolving credit facilities to December 31, 2006 and the credit line with CIT was increased from $15 million to $20 million, including a term loan of $2 million to be repaid over forty months with interest at prime plus 0.75%. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through December 31, 2004. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company’s annual expenditure by approximately $450,000.

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

There have been no significant changes in the Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the completion of the evaluation.

PART II. OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS See Note 3 to Notes to Consolidated Financial Statements.

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

At the Company’s annual meeting held on June 18, 2003, the following are the results of issues presented for shareholder approval:

1. Election of Directors.

                                                For                  Withheld
                                             ----------              ------
                Balram Advani                84,292,213              50,600
                Frank X. Buhler              84,303,264              39,549
                Ray W. Cheesman              84,291,194              51,619
                James C. Ingram              84,304,119              38,694
                Steve Jacoff                 84,291,400              51,413
                John L. Oram                 84,304,104              38,709
2. Proposal to approve the appointment of BDO Seidman, LLP as independent auditors for the Company for the year ending January 3, 2004.

For 84,306,021	Against 14,166	Abstain 22,626

ITEM 5	OTHER INFORMATION

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits

10.1	Employment Agreement between the Registrant and Michael Zeher, dated June 25, 2003

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K - The Registrant filed the following report on Form 8-K during the second quarter of the fiscal year ending January 3, 2004:

Date of Report	Item Number (Summary)

April 15, 2003	9 (regarding acquisition of Konsyl Pharmaceuticals, Inc.)

May 13, 2003	9 (regarding Regulation FD disclosure of first quarter, 2003 results)

May 30, 2003	2 (regarding acquisition of Konsyl Pharmaceuticals,Inc.)

7 (regarding Financial Statements, Pro Forma Financial
Information and Exhibits relating to the acquisition of Konsyl Pharmaceuticals, Inc.)

9 (regarding a Regulation FD disclosure of a press release announcing the acquisition of Konsyl and PFI had reached agreement with The CIT Group/Business Credit, Inc. to extend and increase its existing revolving credit facilities with CIT).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: August 12, 2003	By: /s/James Ingram James Ingram Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2003	By: /s/Walter Kreil Walter Kreil Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

10.1	Employment Agreement between the Registrant and Michael Zeher, dated June 25, 2003

31.	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002