Form 10-Q
period 2003-09-27
PHARMACEUTICAL FORMULATIONS INC
filed 2003-11-12
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)

|x|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	September 27, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________

Commission File Number 0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 460 Plainfield Avenue, Edison, NJ (Address of principal executive offices) (Registrant's telephone number, including area code)	22-2367644 (IRS Employer Identification No.) 08818 (Zip code) (732) 985-7100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
|_| Yes  No |x|

Indicate by check mark whether the registration is an accelerated filer (as defined in Exchange Act Rule 12b-2). |_| Yes  No |x|

The number of shares outstanding of common stock, $.08 par value, as of November 7, 2003 was 85,345,787.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                          September 27,
                                                                              2003                 December 28,
                                                           ASSETS          (Unaudited)                 2002
                                                                      -------------------       ------------------

CURRENT ASSETS
   Cash                                                                 $           86,000       $           17,000
   Accounts receivable - net of allowance for doubtful
        accounts of $429,000 and $407,000                                       11,231,000                9,334,000
   Inventories                                                                  13,881,000               13,131,000
   Prepaid expenses and other current assets                                     2,269,000                1,547,000
                                                                        ------------------       ------------------
              Total current assets                                              27,467,000               24,029,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
        of $33,563,000 and $31,513,000                                          14,048,000               13,802,000
OTHER ASSETS
    Goodwill                                                                     4,340,000                   -
    Other assets                                                                   376,000                  130,000
                                                                        ------------------       ------------------
                 Total other assets                                              4,716,000                  130,000
                                                                        ------------------       ------------------

                                                                        $       46,231,000       $       37,961,000
                                                                        ==================       ==================

                                  LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES
   Current portion of long-term debt                                    $        3,058,000       $        2,484,000
   Current portion of capital lease obligations                                  2,305,000                2,461,000
   Due to ICC Industries Inc.                                                   10,022,000                8,812,000
   Accounts payable                                                              8,869,000                7,744,000
   Accrued expenses                                                              1,274,000                1,733,000
                                                                        ------------------       ------------------
              Total current liabilities                                         25,528,000               23,234,000
                                                                        ------------------       ------------------
LONG-TERM DEBT DUE ICC INDUSTRIES INC.                                          19,419,000               17,117,000
                                                                        ------------------       ------------------
LONG-TERM DEBT, OTHER                                                           17,026,000               11,785,000
                                                                        ------------------       ------------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                              2,629,000                3,130,000
                                                                        ------------------       ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIENCY)
   Common stock, par value $.08 per share; 200,000,000 shares
      authorized; 85,345,787 and 85,327,612 shares issued and                   6,828,000                 6,827,000
      outstanding
   Capital in excess of par value                                               52,024,000               51,796,000
   Accumulated deficit
                                                                               (77,223,000)             (75,928,000)
                                                                        ------------------       ------------------
              Total stockholders' (deficiency)                                 (18,371,000)             (17,305,000)
                                                                        ------------------       ------------------
                                                                        $       46,231,000       $       37,961,000
                                                                        ==================       ==================

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                              Nine Months Ended                Three Months Ended
                                                  -----------------------------------   -----------------------------
                                                     September 27,     September 28,    September 27,   September 28,
                                                         2003               2002             2003           2002
                                                  -----------------   --------------   -------------   -------------
REVENUES
  Gross sales                                         $ 53,664,000     $ 43,039,000     $ 19,017,000    $ 16,142,000
  Less: Sales discounts and allowances                   1,258,000          763,000          404,000         198,000
                                                      ------------      -----------     ------------    ------------
    NET SALES                                           52,406,000       42,276,000       18,613,000      15,944,000
                                                      ------------      -----------     ------------    ------------

COSTS AND EXPENSES
  Cost of goods sold                                    43,322,000       35,863,000       14,834,000      13,063,000
  Selling, general and administrative                    8,752,000        7,032,000        3,463,000       2,217,000
  Research and development                                 235,000          218,000           88,000          83,000
                                                      ------------      -----------     ------------    ------------
                                                        52,309,000       43,113,000       18,385,000      15,363,000
                                                      ------------      -----------     ------------    ------------

          INCOME (LOSS) FROM
               OPERATIONS                                   97,000         (837,000)         228,000         581,000
                                                      ------------      -----------     ------------    ------------
OTHER INCOME (EXPENSE)
  Interest expense                                      (2,551,000)      (3,032,000)        (844,000)       (947,000)
  Other                                                    258,000          449,000          (35,000)        125,000
                                                      ------------      -----------     ------------    ------------
                                                        (2,293,000)      (2,583,000)        (879,000)       (822,000)
                                                      ------------      -----------     ------------    ------------

          LOSS BEFORE INCOME TAX
               BENEFIT                                  (2,196,000)      (3,420,000)        (651,000)       (241,000)
INCOME TAX BENEFIT                                         901,000        1,539,000          271,000         302,000
                                                      ------------      -----------     ------------    ------------
                                                      $ (1,295,000)    $ (1,881,000)    $   (380,000)    $    61,000
NET INCOME (LOSS)                                     ============     ============     =============    ============

INCOME (LOSS) PER SHARE - BASIC AND DILUTED           $      (0.02)    $      (0.02)     $     (0.00)    $      0.00
                                                      ============     ============     =============    ============
BASIC AND DILUTED AVERAGE COMMON SHARES
   OUTSTANDING                                          85,342,000       85,260,000       85,346,000      85,268,000
                                                      ============     ============     =============    ============

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                           Nine Months Ended
                                                                              -------------------------------------------
                                                                                 September 27,           September 28,
                                                                                      2003                   2002
                                                                              ---------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                       $     (1,295,000)       $    (1,881,000)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities:
      Income tax benefit                                                                 (901,000)            (1,539,000)
      Depreciation and amortization of property, plant and equipment                    2,050,000              1,761,000
      Amortization of bond discount and deferred financing costs                          207,000                754,000
      Amortization of deferred gain on sale/leaseback                                     (39,000)               (60,000)
      Changes in current assets and liabilities:
         Increase in accounts receivable                                                 (223,000)            (2,200,000)
            Decrease (increase) in inventories                                          1,379,000             (1,636,000)
         Increase in prepaid expenses and other current assets                           (450,000)              (535,000)
         Increase in due to ICC Industries Inc.                                         2,581,000              1,798,000
            Decrease in accounts payable and accrued expenses                             (16,000)            (4,206,000)
                                                                                 -----------------       ----------------

                NET CASH PROVIDED BY (USED IN) OPERATING
                  ACTIVITIES                                                            3,293,000             (7,744,000)
                                                                                 -----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Konsyl Pharmaceuticals, Inc., net of cash acquired
                                                                                       (8,768,000)                   -
  (Increase) decrease in other assets                                                    (135,000)               447,000
   Increase in property, plant and equipment                                           (1,317,000)            (1,371,000)
                                                                                 -----------------       ----------------

                NET CASH USED IN INVESTING ACTIVITIES                                 (10,220,000)              (924,000)
                                                                                 -----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to ICC Industries Inc.                                               1,832,000             12,100,000
   Proceeds from equipment financing                                                    1,216,000                     -
   Repayments of capital lease obligations                                             (1,873,000)              (915,000)
   Long-term debt in connection with Konsyl acquisition                                 6,200,000                     -
   Repayments of long-term debt                                                          (385,000)            (2,582,000)
   Proceeds from issuance of common stock under rights offering                             6,000                     -
                                                                                 -----------------       ----------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                               6,996,000              8,603,000
                                                                                 -----------------       ----------------

NET INCREASE (DECREASE) IN CASH                                                            69,000                (65,000)
CASH, BEGINNING OF PERIOD                                                                  17,000                149,000
                                                                                 ----------------       -----------------

CASH, END OF PERIOD                                                              $         86,000        $        84,000
                                                                                 ================        ================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Interim Financial Reporting and Change in Fiscal Year

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

The interim financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

The results of operations for the nine months ended September 27, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending January 3, 2004 or any other period.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation–Transition and Disclosure”. This statement amends FAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Pursuant to FAS No. 148, we have elected to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock-Issued to Employees”, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under our stock compensation plans since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

The weighted average assumptions used for the period presented are as follows:

                                                     Nine Months Ended                   Three Months Ended
                                                -------------------------------      ----------------------------
                                                September 27,  September 28,         September 27,  September 28,
                                                   2003            2002                  2003           2002
                                                -----------   --------------        ------------   --------------

                Risk free interest rate           2.4%              3.5%                2.4%            3.5%
                Expected dividend yield             0                0                   0               0
                Expected lives                   5 years          5 years             5 years         5 years
                Expected volatility               125%              125%                125%            125%
Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net income (loss) and income (loss) per share would have been as follows:

                                                        Nine Months Ended                   Three Months Ended
                                                 -------------------------------    ----------------------------------
                                                  September 27,    September 28,      September 27,      September 28,
                                                     2003             2002               2003               2002
                                                 --------------    -------------    ---------------    ---------------

                Net income (loss) as reported      $(1,295,000)     $(1,881,000)     $(380,000)         $61,000

                Add: Stock based employee
                  compensation expense included
                  in reported net income
                  (loss), net of related tax
                  effects                                    -              -                -                -

                Deduct: Total stock based
                  employee compensation
                  determined under the fair
                  value method for all awards,
                  net of related tax effects          (102,000)         (36,000)       (34,000)          (8,000)

                Pro forma net income (loss)        $(1,397,000)     $(1,917,000)     $(414,000)         $53,000

                Basic and diluted income (loss)
                  per share                             $(0.02)          $(0.02)        $(0.00)           $0.00
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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. Certain portions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not believe the adoption of this standard will have a material impact on its consolidated financial statements.

Note 2	Acquisition of Konsyl Pharmaceuticals, Inc.

On May 15, 2003 the Company completed its acquisition of the stock of Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas (“Konsyl”) for an aggregate purchase price of $9,131,000. The consideration for the acquisition consisted of $6,411,000 of cash and a $2,500,000 seller note. In addition, as part of the purchase price, the Company issued warrants to purchase 1.2 million shares of common stock of PFI at an exercise price of $.204 per share, valued at $220,000. The warrants are exercisable until April 15, 2010.

The acquisition has been accounted for as a purchase; accordingly, the assets acquired and liabilities assumed will be recorded at their fair values with the residual of the purchase price recorded as goodwill. The Company has utilized preliminary estimates and assumptions in determining the allocation of purchase price to assets acquired and liabilities assumed of Konsyl. While management believes such estimates and assumptions are reasonable, the final allocation of the purchase price may differ from that reflected in the September 27, 2003 consolidated balance sheet after a more extensive review of fair values of assets acquired

The amount and components of the estimated purchase price along with the allocation to assets purchased are as follows:

             Cash                                                  $   143,000
             Accounts receivable                                     1,674,000
             Inventory                                               2,129,000
             Prepaid expenses                                          474,000
             Property, plant and equipment, net                        979,000
             Other assets                                              116,000
             Goodwill                                                4,340,000
             Less Accounts payable                                    (724,000)
                                                                   -----------
                                                                   $ 9,131,000
                                                                   -----------
The transaction was financed by a combination of asset-based and term loan financing aggregating $3,700,000 from PFI’s existing lender, CIT Business Credit, as well as a loan of $1,627,000 from, and $595,000 of equipment financing facilitated by, ICC Industries Inc., the holder of approximately 74.5 million shares (approximately 87%) of the common stock of PFI, a five year note to the former stockholder of Konsyl in the amount of $2,500,000 and Konsyl’s own cash of $350,000, a cash payment of $142,000.

Konsyl is a manufacturer and distributor of powdered dietary natural fiber supplements. The products are manufactured at its plant in Easton, Maryland and are sold, both domestically and internationally, to pharmaceutical wholesalers, drugstore chains, mass merchandisers, grocery store chains, and grocery distributors. Products are sold under both the “Konsyl®” brand name and various private labels.

Equipment and other physical property of Konsyl which were acquired are used for the manufacture, marketing and distribution of powdered dietary natural supplements; the Company plans to continue to use these assets for the same purpose.

In connection with PFI’s acquisition of Konsyl, PFI, Konsyl and Mr. Frank X. Buhler, the former majority stockholder of Konsyl, entered into a consultancy agreement for one year at $5,000 per month. In addition, Mr. Buhler was elected to the Board of Directors of PFI at the annual meeting of the stockholders of PFI. Konsyl also entered into a five-year lease with ANDA Investments Ltd., a company owned by Mr. Buhler, regarding the company’s manufacturing facility in Maryland. Annual rent is $200,000, payable quarterly. In addition, Konsyl has an option to purchase the facility for $2,250,000. This option expires on May 14, 2006.

The following unaudited pro forma summary presents the financial information as if the acquisition of Konsyl had occurred on January 1, 2003 for the nine months ended September 27, 2003 information and as if the acquisition of Konsyl had occurred on January 1, 2002 for the nine months ended September 28, 2002 information. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2002 or January 1, 2003, nor is it indicative of future results.

                                                                    Nine Months Ended
                                                         -------------------------------------------
                                                         September 27, 2003      September 28, 2002
                                                         --------------------    -------------------

                Net sales                                    $56,415,000             $50,732,000

                Net loss                                     $(1,384,000)            $(1,383,000)

                Basic and diluted loss per common share           $(0.02)                 $(0.02)
Note 3	Commitments and Contingencies

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

Note 4	Inventories Inventories consist of the following:

                                           September 27, 2003        December 28, 2002
                                           ------------------        -----------------

                Raw materials               $  4,998,000              $  4,423,000
                Work in progress               1,058,000                 1,315,000
                Finished goods                 7,825,000                 7,393,000
                                            -------------              ------------
                                             $13,881,000               $13,131,000
                                           ==============              ============
Note 5	Related Party Transactions

ICC, a major international manufacturer and marketer of chemical, plastic and pharmaceutical products, is our principal shareholder. The following transactions with ICC are reflected in the consolidated financial statements as of or for the nine months ended September 27, 2003 and September 28, 2002:

                                                        2003                   2002
                                                 -----------------        ---------------

                Inventory purchases               $    5,175,000           $  1,887,000
                Interest charges                         769,000                736,000
                Accounts payable                       9,248,000              8,136,000
                Note payable                          21,789,000             18,322,000
Note 6	Debt

On May 15, 2003, the Company reached an agreement with The CIT Group/Business Credit, Inc. to extend its existing revolving credit facilities to December 31, 2006 and the credit line with CIT was increased from $15 million to $20 million, including a term loan of $2 million to be repaid over forty months with interest at prime plus 0.75%. As of September 27, 2003, the Company was in violation of certain earnings covenants. As of November 10, 2003, the Company has applied for and CIT has verbally agreed to a waiver of these violations. A written waiver is expected to be received shortly. There can be no assurance that such violations will not occur in the future or that CIT will agree to waivers at any such time.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On May 15, 2003 Pharmaceutical Formulations, Inc. completed its acquisition of the stock of Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas. The results of operations for Konsyl are included in the consolidated results of operations from May 16, 2003.

Gross sales for the nine months ended September 27, 2003 were $53,664,000 as compared to $43,039,000 in the comparable period in the prior year, an increase of $10,625,000 or 24.7%. Gross sales for the current quarter were $19,017,000 as compared to $16,142,000 in the comparable period in the prior year, an increase of $2,875,000 or 17.8%. Konsyl’s gross sales in the current three and nine month periods were $2,677,000 and $4,016,000, respectively. The balance of the sales increase came from established private label customers.

Net sales for the nine months ended September 27, 2003 were $52,406,000 as compared to $42,276,000 in the comparable period in the prior fiscal year, an increase of $10,130,000 or 24.0% due to higher gross sales. Net sales for the three months ended September 27, 2003 were $18,613,000 as compared to $15,944,000 in the comparable period in the prior fiscal year, an increase of $2,669,000 or 16.7% also due to higher gross sales. Sales discounts and allowances in the three months and nine months ended September 27, 2003 increased over the respective prior year periods due to volume related rebate programs.

Cost of sales as a percentage of net sales was 82.7% for the nine months ended September 27, 2003 as compared to 84.8% in the prior year period. This decrease of 2.1% resulted from the inclusion of Konsyl. Cost of sales as a percentage of net sales was 79.7% for the three months ended September 27, 2003 as compared to 81.9% in the prior year period.

Selling, general and administrative expenses were $8,752,000 for the nine months ended September 27, 2003 as compared to $7,032,000 in the prior year period, an increase of $1,720,000 or 24.5%, of which $1,249,000 was related to the inclusion of Konsyl and related transition costs. Selling, general and administrative expenses were $3,463,000 for the three months ended September 27, 2003 as compared to $2,217,000 in the prior year period, an increase of $1,246,000 or 56.2%, of which $801,000 was related to the inclusion of Konsyl. The remaining increase reflects higher insurance, legal, freight and commission expenses.

Interest expense was $2,551,000 for the nine months ended September 27, 2003 as compared to $3,032,000 for the prior year period. Interest expense was $844,000 for the three months ended September 27, 2003 as compared to $947,000 for the prior year period. The decrease is primarily a result of lower interest rates, offset by interest on increased borrowings to fund the Konsyl acquisition. Interest expense arising from the Konsyl acquisition was approximately $185,000 for the period May 16, 2003 to September 27, 2003.

In December 2001, ICC became an 85.6% owner of our common stock. As a result of the increase in ICC’s ownership of PFI, we file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the tax savings generated from ICC’s use of our losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $901,000 for the nine months ended September 27, 2003 and a benefit of $1,539,000 for the nine months ended September 28, 2002. The tax benefit was $271,000 for the three months ended September 27, 2003 as compared to $302,000 for the comparable prior year period.

PFI reported a net loss of $1,295,000 or $.02 per share for the nine months ended September 27, 2003 as compared to a net loss of $1,881,000 or $.02 per share in the prior year period. For the three months ended September 27, 2003, PFI reported a net loss of $380,000 or $.00 per share as compared with a net income of $61,000 or $.00 per share in the prior year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $69,000 during the nine months ended September 27, 2003.

Total funds provided by operating activities were $3,293,000 for the nine months ended September 27, 2003. This was primarily attributable to non-cash charges of $2,257,000 for depreciation and amortization, an increase in amounts due ICC Industries Inc. of $2,581,000, a decrease in inventories of $1,379,000, offset by a pretax loss of $2,196,000, an increase in prepaid and other current assets of $450,000 and an increase in accounts receivable of $223,000.

Net cash used in investing activities for the nine months ended September 27, 2003 was $10,220,000, principally attributable to the acquisition of Konyl for $8.8 million (net of $143,000 of cash acquired) and $1,317,000 of expenditures for capital equipment.

Net cash provided by financing activities for the nine months ended September 27, 2003 was $6,996,000, from new borrowings of long term debt of $6,200,000 related to the Konsyl acquisition, advances from ICC of $1,832,000 (including $1,627,000 related to the Konsyl acquisition), and new capital equipment leases of $1,216,000 (including $595,000 related to Konsyl), offset by repayments of capital lease obligations of $1,873,000 and repayments of long-term debt of $385,000. In June 2003, holders of $1,509,000 in principal amount of our 8% and 8.25% convertible subordinated debentures agreed to extend the payment terms on those bonds, which were due to mature on June 16, 2003, to June 15, 2004, at the current interest rate of 8% or 8.25%, depending on which bonds are held. In exchange for the bondholders’ signed agreement to extend the maturity date on the bonds, they received a one-time up-front fee of $10 per $1,000 of bond principal held by them. In addition, the bondholders retained the right to convert the bonds into our common stock at $.34 per share. The outstanding remaining balances are $1,179,000 on the 8% debentures and $330,000 on the 8.25% debentures. The remaining principal balance of $541,000, due to debenture holders who did not accept the extension offer, was repaid in cash, principally from an advance of $400,000 made to PFI by ICC.

Current assets at September 27, 2003 include $11,231,000 of accounts receivable, of which $1,482,000 represents accounts receivable related to Konsyl sales as compared to $9,334,000 at December 28, 2002. The remaining accounts receivable increase of $415,000 is a result of higher gross sales in September 2003. Working capital also includes $13,881,000 of inventory, of which $1,674,000 represents Konsyl inventory, as compared to $13,131,000 at December 28, 2002. The inventory decrease (other than Konsyl) of $924,000 reflects seasonal factors. Current liabilities include $10,022,000 due ICC at September 27, 2003, compared to $8,812,000 at December 28, 2002. The increase primarily relates to advances to fund the Konsyl acquisition, offset by a credit for the tax benefit of $901,000. Current liabilities also include $10,143,000 of accounts payable and accrued expenses (of which Konsyl is $874,000) as compared to $9,477,000 at December 28, 2002. There were no significant backorders of purchases at September 27, 2003.

We intend to spend up to an estimated $1,800,000 for capital improvements during the fiscal year ending January 3, 2004, of which we have spent $1,317,000 through September 27, 2003, to increase manufacturing capacity and reduce manufacturing costs. We anticipate that these capital expenditures will be funded through equipment lease financing and working capital. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the financing in the future.

We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated working capital, capital spending and debt service through December 2004. On May 15, 2003, we reached an agreement with The CIT Group/Business Credit, Inc., to extend our existing revolving credit facilities to December 31, 2006 and the credit line with CIT was increased from $15 million to $20 million, including a term loan of $2 million to be repaid over forty months with interest at prime plus 0.75%. As of September 27, 2003, the Company was in violation of certain earnings covenants. As of November 10, 2003, the Company has applied for and CIT has verbally agreed to a waiver of these violations. A written waiver is expected to be received shortly. There can be no assurance that such violations will occur in the future or that CIT will agree to waivers at any such time. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through December 31, 2004. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company’s annual expenditure by approximately $450,000, based on current levels of borrowing and related base interest rates.

ITEM 4	CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of senior management, including the Company’s Chief Executive Officer and the Company’s Chief FinancialOfficer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

The Company has not identified any changes in its internal controls over financial reporting during the quarter ended September 27, 2003 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K -	The Registrant filed or furnished the following reports on Form 8-K during the third quarter of the fiscal year ending January 3, 2004:

Date of Report	Item Number (Summary)

June 30, 2003	5	(regarding debenture extension, election of a new director and reelection of all other incumbent directors)

July 14, 2003	9	(regarding Regulation FD disclosure of appointments of certain executive officers)

August 12, 2003	7	(regarding Financial Statements, Pro Forma Financial Information and Exhibits relating to a press release issued on August 12, 2003)

9	(regarding Results of Operation and Financial Condition for the quarter and six months ended June 28, 2003, as announced in the press release issued on August 12, 2003)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: November 10, 2003	By:	/s/James Ingram James Ingram Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2003	By:	/s/Walter Kreil Walter Kreil Chief Financial Officer (Principal Accounting Officer)

Exhibit Index

31.	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 200