Form 10-K
period 2004-01-03
PHARMACEUTICAL FORMULATIONS INC
filed 2004-04-07
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          (Mark One)

/X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended January 3, 2004

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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days.      Yes   /   /      No   /X/

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes   /   /      No   /X/

          The aggregate market value of the voting stock (based on the average of the high and low bid prices) held by non-affiliates of the registrant as of June 28, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter, was approximately $3,591,000. For purposes of this computation, ICC Industries Inc. and all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

          As of March 31, 2004, there were 85,755,787 shares of Common Stock, par value $.08 per share, outstanding.

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

           Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated developments in any one or more of the following areas:

•	our ability, and the ability of certain of our vendors, to obtain and maintain approvals from the U.S. Food and Drug Administration for new products and other regulatory matters, our ability to qualify additional vendors for significant raw material and our ability to comply with regulations regarding the manufacturing of products, including the FDA's good manufacturing practices regulations and other matters discussed below under "Government Regulation;"

•	the receptivity of consumers to generic drugs, including the public's reaction to actions of governmental authorities, insurance companies and other groups to encourage or discourage the use of generic pharmaceutical products;

•	the rate of our new product introductions and the receptivity of our customers to such products;

•	competition, including pressures which may require us to reduce our prices such as consolidation of the drug distribution network;

•	our ability to develop and maintain collaborative relationships with others, including other pharmaceutical companies;

•	the number and nature of customers and their product orders, including material changes in orders from our most significant customers and the relative mix of sales to retailers and sales to other pharmaceutical companies;

•	the ability of our vendors including foreign vendors, to continue to supply our needs, especially with respect to our key products such as ibuprofen;

•	borrowing costs, and our ability to generate cash flow to pay interest and scheduled amortization payments as well as our ability to refinance such indebtedness or to sell assets when it comes due;

•	relations with our controlling shareholder, including its continuing willingness to provide financing and other resources;

•	our ability to have our shares quoted on the OTC Bulletin Board or another quotation system, stock exchange or stock market;

•	the continued involvement of key personnel or the ability to obtain suitable replacement personnel;

•	the level of sales to key customers;

•	actions by competitors;

•	fluctuations in the price and availability of raw materials;

•	our dependence on discreet manufacturing facilities;

•	our ability to protect our proprietary manufacturing technology;

•	our dependence on a limited number of suppliers;

•	an adverse outcome in litigation, claims and other actions against us including product liability risks and our ability to continue to obtain insurance coverage;

•	technological changes and introductions of new competing products; and

•	changes in market demand, productivity, weather and market and economic conditions in the areas in which we operate and market our products or from which we source our raw materials, particularly ibuprofen and Naproxen Sodium,

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

          Pharmaceutical Formulations, Inc., a Delaware corporation, is a publicly-traded private label manufacturer and distributor of nonprescription (sometimes called "over-the-counter" or "OTC") solid dose pharmaceutical products in the United States and powdered, dietary natural fiber supplements which are sold in the United States and several foreign countries. Such products, which are made in tablet, caplet, capsule or powdered form, are primarily sold under our customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. We also sell generic products under our own brand names, including Konsyl®, Health+Cross® and Health Pharm®. The latter two brand names account for less than 1% of our total revenues.

          We believe that the therapeutic benefits of our products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which our products are patterned are identical to those of our products. We are subject to regulation by the U.S. Food and Drug Administration (FDA). Our largest retail customers include Target, Dollar General Stores, Costco Wholesale (Costco), CVS Corp. (CVS), and BJ's Wholesale Club.

Acquisition of Konsyl Pharmaceuticals, Inc.

          On May 15, 2003, we completed our acquisition of the stock of Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas. Konsyl is a manufacturer and distributor of powdered, dietary natural fiber supplements. The products are manufactured at its plant in Easton, Maryland and are sold, both domestically and internationally, to pharmaceutical wholesalers, drugstore chains, mass merchandisers, grocery store chains, and grocery distributors. Products are sold under both the "Konsyl®" brand name and various private labels. Our largest customers for colon health products include Wal-Mart, Walgreens, AmeriSource and McKesson. The consideration for the acquisition consisted of $6,502,000 of cash including transaction costs, Konsyl cash of $350,000 and a $2,500,000 seller note. In addition, as part of the purchase price, we issued warrants to purchase 1.2 million shares of our common stock at an exercise price of $.204 per share, valued at $244,000. The warrants are exercisable until April 15, 2010.

          The transaction was financed by a combination of asset-based and term loan financing aggregating $3,700,000 from our existing lender, CIT Business Credit, as well as a loan of $1,627,000 from ICC, and $595,000 of equipment financing facilitated by ICC , the holder of approximately 74.5 million shares (approximately 87%) of our common stock, a five year note to the former stockholder of Konsyl in the amount of $2,500,000, Konsyl's own cash of $350,000 and a cash payment of $143,000.

          In connection with our acquisition of Konsyl, PFI, Konsyl and Mr. Frank X. Buhler, the former majority stockholder of Konsyl, entered into a consultancy agreement for one year at $5,000 per month. In addition, Mr. Buhler was elected to our Board of Directors at the annual meeting of the stockholders on June 18, 2003. Konsyl also entered into a five-year lease with ANDA Investments Ltd., a company partially owned by Mr. Buhler, regarding the company's manufacturing facility in Maryland. Annual rent is $200,000, payable quarterly. In addition, Konsyl has an option to purchase the facility for $2,250,000. This option expires on May 14, 2006.

Change in Fiscal Year

           During December 2002, we changed our fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. Our just-completed 2003 fiscal year was the 53 week period which ended January 3, 2004. The prior fiscal period consisted of the six-month transition period from June 29, 2002 to December 28, 2002 and is sometimes referred to as transition 2002. For fiscal years prior to this period, our fiscal year ended on the Saturday closest to June 30 of each year. We refer to such periods as fiscal 2002, and fiscal 2001. Konsyl's fiscal year ends on December 31.

Certain Relationships with ICC Industries Inc.

          ICC Industries Inc. is our largest stockholder, currently holding 74,488,835 shares (87.3%) of our outstanding stock. Since we first entered into a relationship with ICC in 1991, we have engaged in various transactions with ICC.

           Tax Sharing Agreement - Since December 21 2001, when ICC's ownership of our stock reached 87%, we have filed a consolidated Federal income tax return with ICC, and will continue to do so so long as ICC continues to own more than 80% of our common stock. As a result, we have entered into a tax sharing agreement whereby we will be credited for the cash savings generated by ICC's utilization of our current tax losses or utilization of tax loss carryforwards. Such compensation shall be as an offset against amounts due to ICC from PFI.

           Purchase of Raw Materials - We purchased $7,511,000 of raw materials from ICC in fiscal 2003, $3,508,000 in the six months ended December 28, 2002, $1,438,000 in fiscal 2002, and $2,163,000 in fiscal 2001. We have purchased from ICC, and will likely in the future continue to purchase from ICC, to use its buying power to obtain more favorable price treatment. These purchases have been at ICC's cost plus a small markup; we believe that the price we pay ICC is less than what we would have to pay if we purchased the items directly from other vendors.

           Shareholder Loans - On September 27, 2003 the Company modified its term loan and security agreement with ICC. The modification consisted of a reduction in the interest rate from prime + 1% to prime. The loan principal under this agreement was $21,289,000. Principal payments were due commencing in January, 2004 at $225,000 per month and in increasing amounts thereafter with a final payment of $18,139,000 in January, 2005. Interest is payable monthly at the prime rate (4% at January 3, 2004). The loan is secured by a secondary security interest in all of our assets.

          On May 15, 2003, in connection with the acquisition of Konsyl Pharmaceuticals, Inc., the Company borrowed $500,000 from Brown Brothers, through ICC. Principal payments to Brown Brothers began on July 1, 2003 at $10,000 per month with a final payment of $320,000 in January 2005. Interest is payable monthly at 4.5%. The current portion of this obligation is included in due to ICC on the balance sheet

           Support - ICC has committed to provide us with the necessary financing through March 31, 2005.

          As of February 29, 2004, we owed ICC $32,500,000, including loans and accounts payable.

Products

           Currently, we market more than 95 different types of generic OTC products (including different dosage strengths of the same chemical composition. These products include analgesics (such as ibuprofen, acetaminophen and naproxen sodium), cough-cold preparations, sinus/allergy products and gastrointestinal relief products and fiber colon health products. Sales of ibuprofen accounted for 28% in fiscal 2003, 28% in the six months ended December 28, 2002, 21% in fiscal 2002, and 26% in fiscal 2001 of our total revenues.

           Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and, we believe, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. We manufacture generic OTC products which we believe are chemically and therapeutically equivalent to such brand name products as Advil®, Aleve®, Anacin®, Tylenol®, Bufferin®, Ecotrin®, Motrin®, Excedrin®, Sominex®, Sudafed®, Comtrex®, Sinutab®, Dramamine®, Actifed®, Benadryl®, Allerest®, Tagament®, Metamucil®, and Citracel®among other products.1

          The following table sets forth some of the over-the-counter pharmaceutical products marketed by us under store brand or private labels. Each retailer may have its own name for a store brand product. Also, as set forth, where meaningful, are the names of certain of the national brands with which these products compete.

__________________

[1]	Such brand names, and other brand names mentioned in this report, are registered marks of companies unrelated to PFI, unless otherwise noted.

                                                            ILLUSTRATIVE COMPETING
                    OUR PRODUCTS                            NATIONAL BRANDS
                    ------------                            ----------------------
                    Analgesics:
                        Ibuprofen                           Advil(R), Motrin(R)
                        Naproxen Sodium                     Aleve(R)
                        Aspirin                             Bayer(R)
                        Acetaminophen                       Tylenol(R)
                    Menstrual Pain Relief                   Midol(R), Pamprin(R)
                    Cough/Cold                              Tylenol(R), Sudafed(R)
                    Allergy/Sinus                           Sudafed(R)
                    Anti-Diarrheal/Acid Blockers/           Tagament HB(R), Mylanta Gelcap(R)
                         Anti-gas/Antacid
                    Colon health                            Correctol(R), Metamucil,Citracel(R)
                    Antifungal Aerosol                      Tinactin(R)
                    Alert/Sleep Aids/Travel Sickness        Vivarin(R), Somnitabs(R), Dramamine(R)

Manufacturing

          Our manufacturing facility in Edison, NJ operates two shifts on a five-day week work schedule and produces approximately one and a half million solid dose tablets/capsules per hour representing about 60% of available capacity. The manufacturing equipment operates very efficiently with little or no disruptions during the manufacturing process. The equipment has the ability to manufacture between five to six different formulations concurrently at the initial stages of production and about 20 different formulations at various stages throughout the production process.

          Our Konsyl manufacturing facility in Easton, MD operates one shift on a five day work schedule, representing about 70% of capacity as currently configured. Equipment and other physical property of Konsyl which were acquired are used for the manufacture, marketing and distribution of powdered dietary natural supplements. We plan to continue to use these assets for the same purpose.

           Average lead-time for a new customer from the time of submission of initial artwork to the final design of the packages, ordering of boxes, and delivery of the first orders of product to the customer is usually about one month. Turnaround of orders for existing customers usually ranges anywhere between 24 to 48 hours. In situations where customers need products replenished in a faster time frame, we usually have the staff and available capacity to fulfill this requirement. We employ approximately 391 people in the manufacturing process. We have been and we expect to continue to be, in full compliance with all FDA and other federal regulations applicable to our business.

          In order to manufacture our products, we acquire raw materials from suppliers located in the United States and abroad. To date, we have had no significant difficulties obtaining the raw materials we need and expect that such raw materials will continue to be readily available in the future. Our raw materials are first placed in quarantine so that samples of each lot can be assayed for purity and potency. Incoming materials are also tested to assure that they are free of objectionable microorganisms and that they meet chemical and physical testing requirements. Throughout the manufacturing process, samples are taken by quality assurance inspectors for quality control testing. The raw materials must meet standards established by the United States Pharmacopoeia, the National Formulary and the FDA, as well as by us and our customers.

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

          To produce Konsyl products, we use a variety of equipment including a grain mill for psyllium milling, two blenders, several fill tanks, a bottle unscrambler, a rotary fill head, a bottle capping machine, torquer, in-line check weigher, bottle labeler and cap labeler, and three packet filling machines.

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

Customers

          Our customers consist of over 50 retailers (including major national and regional drug, supermarket and mass-merchandise chains), wholesalers, club stores, distributors and brand-name pharmaceutical companies. Sales to our various categories of customers in fiscal 2003, the six months ended December 28, 2002, fiscal 2002 and fiscal 2001 by percentage of total sales were as follows:

                                                              Percentage of Sales
                                               -----------------------------------------------
                                               Fiscal     Transition       Fiscal      Fiscal
 Category                                       2003          2002          2002        2001
 --------                                       ----          ----          ----        ----
 Retail drug and supermarket chains and
  mass merchandisers                             82%           83%           79%         86%
 Brand-name pharmaceutical companies              8%           10%           12%          6%
 Wholesalers and distributors                    10%            7%            9%         8%

Virtually all of these sales consisted of products which our customers sell under their own store brand or other labels.

           Sales to customers which represented more than 10% of consolidated gross sales in any one or more of fiscal 2003, the six months ended December 28, 2002, fiscal 2002 and fiscal 2001 were as follows:

                          Sales ($ in thousands and percentage of total sales)
---------------------------------------------------------------------------------------
                       Fiscal           Transition          Fiscal             Fiscal
Customer               2003             2002                2002               2001
--------               ----             ----                ----               ----
Target             $8,289 (11%)     $4,010 (12%)      $  152 ( 0%)       $   15 ( 0%)
Dollar General     $7,975 (10%)     $3,282 ( 9%)      $4,283 ( 8%)       $4,566 ( 9%)
Costco             $6,310 ( 8%)     $4,054 (12%)      $7,234 (14%)       $6,692 (13%)
CVS                $3,808 ( 5%)     $2,119 ( 6%)      $4,004 ( 7%)       $6,566 (13%)

           Other retail customers include Aldi's, a grocery chain; BJ Wholesale Club, a warehouse discounter; Drug Mart, a drug store chain; Eckerd, a drug store chain; Family Dollar, a discount chain; H.E. Butt, a food chain; Save-A-Lot, a discount chain; Wegmans, a food chain; and Wal-Mart, a mass merchandise chain.

Sales and Marketing

          We had 20 employees in sales and customer service as of January 3, 2004. This staff and several independent brokers sell our products and our marketing services to current and potential customers. There are account teams servicing different geographic areas of the U.S., each headed by a sales director. A team is assigned to each retail customer, to focus on servicing that customer and making recommendations to help build retail store brand business.

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

          The current regulatory framework that governs generic drug approvals via the ANDA process was enacted as the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act) which amended the Federal Food, Drug and Cosmetic Act. Under the Hatch-Waxman Act, companies are permitted to conduct studies required for regulatory approval notwithstanding the existence of patent protection relevant to the substance or product under investigation. Thus, "bioavailability" studies for a generic drug product may be conducted regardless of whether the related "innovator" product has patent protection.

          A company generally may file an ANDA application with the FDA at any point in time. There are certain exceptions, however, such as when an innovator's drug product was granted five years of "marketing exclusivity" under the Hatch-Waxman Act. In such case, the ANDA application may not be filed with FDA until the five years of marketing exclusivity have expired. Such prohibition on filing does not apply, however, if the period of marketing exclusivity is three years.

          When an ANDA application is filed, the FDA may immediately review the application regardless of whether the innovator's product has patent protection or is subject to marketing exclusivity. The FDA's ANDA approval, however, is conditional and does not become effective until the expiration of any applicable patent or marketing exclusivity periods. After the expiration of these periods, a generic product that has received conditional ANDA approval may be marketed immediately.

           Manufacturers of patented drugs, however, will often list additional patents on drugs in the FDA's "Orange Book" as the original patent is due to expire and thereby prevent the marketing of generic drugs after the original patent has expired and even delay the ANDA approval process by an additional 30 months. A 2001 case in the Federal Circuit (Mylan v. Thompson), held that generic drug manufacturers have no right to protest the listing of the new patent even if the new patent has no relevance to the drug, which serves to allow the owner of the patent to bring an action for infringement if the generic drug manufacturer continues with the approval process and/or markets the drug. The generic drug manufacturer's only recourse is to raise the impropriety of the new patent as a defense to the infringement action.

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

Research and Development; New Products and Products in Development

          We are engaged in a research and development program which seeks to develop and gain regulatory approval of products which are comparable to national brand products under the FDA OTC Drug Monograph process or the ANDA process. We are also engaged in R&D efforts related to certain prescription (sometimes referred to in the industry as "ethical") products and are exploring potential acquisition candidates or joint ventures to facilitate entry into other drug categories.

          We maintain an experienced staff of four employees in our product development department, as well as other support staff to assist our customers. Our research and development activities are primarily related to the determination of the formula and specifications of the products desired by customers, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (i.e. tablet, caplet or capsule) and packaging of such products, as well as costs related to new products in development including costs associated with regulatory approvals. Our research and development expenditures were $323,000 in fiscal 2003, $148,000 in transition 2002, $282,000 in fiscal 2002 and $443,000 in fiscal 2001. The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what branded products are coming off patent in the near future and whether or not such products are appropriate for development by us. Expenditures in one year are not necessarily indicative of expenditures in future years. We expect to spend in calendar 2004 between $500,000 and $1,000,000 on research and development activities consistent with our goal of continually increasing and improving our product line.

Patents and Trademarks

           Allerfed®, Leg Ease®, Health+Cross®, Health Pharm®, and Konsyl® are federally registered trademarks owned by us. To the extent that our packaging and labeling of generic OTC products may be considered similar to the brand name products to which they are comparable, and to the extent that a court may determine that such similarity may constitute confusion over the source of the product, we may be subject to legal actions under state and Federal statutes and case law to enjoin the use of the packaging and for damages.

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

Competition

          We compete not only with numerous manufacturers of generic OTC products, but also with brand name drug manufacturers and consumer goods manufacturers, most of which are well known to the public. In addition, our products compete with a wide range of products, including well-known name brand products, almost all of which are manufactured or distributed by major pharmaceutical companies or consumer goods manufacturers. Some of our competitors, including all of the manufacturers and distributors of brand name drugs, have greater financial and other resources than we have, and are therefore able to expend more effort than we do in areas such as product development and marketing. The crucial competitive factors are price, product quality, customer service and marketing. Although we believe that our present equipment and facilities render our operations competitive as to price and quality, many competitors may have far greater resources than we have, which may enable them to perform high quality services at lower prices than the services performed by us. Additionally, some of our customers may acquire the same equipment and technology used by us and perform for themselves the services which we now perform for them.

Employees

          As of January 3, 2004, we employed approximately 480 full-time employees. Of such employees, approximately 391 are engaged in manufacturing and operational activities and approximately 297 are covered by a collective bargaining agreement between PFI and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey, which expires in October 2004. Additionally, three employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO. We had 20 persons employed in sales, customer service and graphic arts, 21 administrative employees and 48 laboratory technicians and scientists. We believe that our relations with our employees are satisfactory.

Item 2.   Properties

          We lease approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease which expires in 2019. The monthly rental is currently $147,500 per month and will increase on each 30th month after August 2009 by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

          We also lease a 91,200 square foot building located adjacent to our present manufacturing facility, under a lease which expires March 2005. We have two additional five-year renewal options. Rent payments are $28,500 per month for the balance of the initial ten-year term. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

          In connection with our acquisition of Konsyl, PFI and Konsyl entered into a five-year lease with ANDA Investments Ltd., a company partially owned by Mr. Frank X. Buhler, the former majority stockholder of Konsyl, regarding Konsyl's manufacturing facility in Maryland. Annual rent is $200,000, payable quarterly. In addition, Konsyl has an option to purchase the facility for $2,250,000. This option expires on May 14, 2006.

          We believe that each of these facilities provides the potential for increased expansion of manufacturing capacity, if necessary.

Item 3.   Legal Proceedings

           Fiorito v. PFI. In March 2002, action was brought against us in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective product. We believe the lawsuit is without merit and are vigorously defending against it.

           Claims Related to Max Tesler. In May 1998, we brought an action in Middlesex County Superior Court, New Jersey against one of our former outside corporate counsels arising out of matters related to the late Dr. Tesler, a former President, seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of PFI. The action is still pending.

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

          From time to time, we are a party to various other legal proceedings arising in the normal conduct of business. Management believes that the final outcome of these proceedings will not have a material adverse effect upon our financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

PART II

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters

          Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the OTC Bulletin Board, symbol: PHFR. As of January 3, 2004, there were 1,378 holders of record of the common stock. The following table sets forth the range of high and low closing bid quotations for the common stock as reported by Pink Sheets LLC through January 3, 2004. These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                                      High Bid          Low Bid
                                                      --------          -------
Year Ended June 29, 2002
     First Quarter........................             $.20              $.04
     Second Quarter.......................              .20               .001
     Third Quarter........................              .18               .01
     Fourth Quarter.......................              .20               .11

Six Months Ended December 28, 2002
     First Quarter........................             $.14              $.08
     Second Quarter.......................              .17               .10

Year Ended January 3, 2004
     First Quarter........................             $.22              $.10
     Second Quarter.......................              .40               .15
     Third Quarter........................              .63               .295
     Fourth Quarter.......................              .66               .51

          We have never paid dividends on our common stock. We anticipate that for the foreseeable future any earnings will be retained for use in our business or for other corporate purposes, and we do not anticipate that cash dividends will be paid. Furthermore, the agreement with our institutional lender prohibits the payment of dividends without the lender's consent.

Item 6.   Selected Financial Data

          In December 2002 we changed our fiscal year to the 52-53 week period ended on the Saturday closest to December 31. The selected consolidated financial data presented below for the fiscal year ended January 3, 2004, the six months ended December 28, 2002 and for each of the three years in the period ended June 29, 2002 are derived from our consolidated financial statements which financial statements have been audited by Grant Thornton LLP, independent certified public accountants for the fiscal year ended January 3, 2004 and by BDO Seidman, LLP, independent certified public accountants, for the six months ended December 28, 2002 and for each of the three years in the period ended June 29, 2002. The information as of December 28, 2002 and for the fiscal year then ended and as of Decmber 29, 2001 and for the six months then ended is unaudited. The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                      Fiscal       Fiscal        Six           Six           Fiscal       Fiscal      Fiscal
                                      Year         Months        Months        Year          Year         Year        Year
                                      Ended        Ended         Ended         Ended         Ended        Ended       Ended
                                      January 3,   December 28,  December 28,  December 29,  June 29,     June 30,    July 1,
                                      2004         2002          2002          2001          2002         2001        2000
------------------------------------------------------------------------------------------------------------------------------
                                                                (in thousands, except per share amounts)

Statement of Operations Data:
     Gross sales                        74,519     $60,653      $33,756        $26,680       $53,577      $51,777     $82,869
     Net sales                          72,501      59,555       33,223         26,125        52,457       49,157      76,579

     Net income (loss)                  (1,841)     (1,398)         544         (4,946)       (6,888)     (14,592)     (7,918)
     Net income (loss) per share
     of common stock:
         Basic and diluted                (.02)       (.02)         .01          (0.14)         (.12)        (.49)       (.26)

     Weighted average common
     shares and dilutive securities
     outstanding:
         Basic and diluted              85,382      85,267       85,278         36,641        59,078       30,330      30,265
Balance Sheet Data:
     Current assets                     25,450     $24,029      $24,029        $19,810       $21,883      $19,174     $27,779
     Current liabilities                27,265      23,234       23,234         31,671        21,510       36,944      25,214
     Working capital (deficiency)       (1,815)        795          795        (11,861)          373      (17,770)      2,565
     Total assets                       44,979      37,961       37,961         34,820        36,277       32,923      44,565
     Long-term debt and capital
     lease                              36,426      32,032       32,032         19,063        32,621       21,952      30,732
     obligations
     Stockholders' equity
     (deficiency)                      (18,712)    (17,305)     (17,305)       (15,914)      (17,854)     (25,973)    (11,381)
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

           During December 2002, we changed our fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. Our just-completed 2003 fiscal year was the 53 week period which ended January 3, 2004. The prior fiscal period consisted of the six-month transition period from June 29, 2002 to December 28, 2002 and is sometimes referred to as transition 2002. For fiscal years prior to this period, our fiscal year ended on the Saturday closest to June 30 of each year. We refer to such periods as fiscal 2002, and fiscal 2001. Operations of Konsyl have been included in our results from the May 15, 2003 date of acquisition.

Critical Accounting Policies and Estimates

          Our critical accounting policies are more fully described in the Summary of Significant Accounting Policies in the notes to our consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We believe that the following critical accounting policies affect our more significant estimates used in the preparation of financial statements. Management has discussed the development and selection of the critical accounting estimates discussed below with our audit committee, and our audit committee has reviewed our disclosures relating to these estimates.

Revenue Recognition

           Revenue from product sales is recognized, net of estimated provisions, when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the product has occurred; (iii) the selling price is both fixed and determinable and (iv) collectibility is reasonably assured. Our customers consist primarily of large retailers. Provisions for sales discounts, allowances and returns are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as its best estimate at the time of sale based on its historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses if the payment will be settled through a direct payment to the customer.

           We do not provide any price protection to its customers and generally accepts returns only if the goods are damaged.

Accounts Receivable and Concentration of Credit Risk

           Financial instruments that potentially subject us to credit risk consist principally of trade receivables. Trade receivables consist of sales of products to retail customers. We extend credit to a substantial number of its customers and perform ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by us are on a cash in advance basis only.

           We review accounts receivable on a monthly basis to determine if any accounts receivable will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of January 3, 2004 and December 28, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

           Substantially all accounts receivable serves as collateral for our loan agreements.

Income Taxes

           We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance has been recorded against amounts that we believe are not likely to be realized. Future changes in the valuation allowance will be recognized in the period of change.

Purchase Price Allocation

           The fair values of these items were based upon management's estimates with the assistance of independent professional valuation firms. Certain of the acquired assets were intangible in nature, including trademarks. Management employed an independent valuation firm to assist in determining the fair value of these intangible assets. The excess purchase price over the amounts allocated to the assets was recorded as goodwill.

           All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

Inventory Valuation

           Inventories are stated at the lower of cost or market with cost determined on a first in, first out (FIFO) basis. An allowance is established when management determines that certain inventories may not be saleable at normal sales prices. These allowances are based on management's judgements and may be subject to changes in the near term. Any changes in estimate would be recorded in the period of change.

           As of January 3, 2004, our commitments are as follows:

Fiscal year ended:         Operating Lease    Capital Lease
                             Obligations       Obligations1     Long-Term Debt         Total
-------------------------------------------------------------------------------------------------
2004                         $  2,312,000         $2,416,000        $ 6,296,000    $ 11,024,000
2005                            2,141,000          1,914,000         20,264,000      24,319,000
2006                            1,970,000            576,000         12,469,000      15,015,000
2007                            1,970,000            287,000            750,000       3,007,000
2008                            1,862,000            220,000                 -        2,082,000
Thereafter                     17,553,000            135,000                 -       17,688,000
-------------------------------------------------------------------------------------------------
Total Payments                $27,808,000         $5,548,000        $39,779,000    $ 73,135,000
-------------------------------------------------------------------------------------------------

     1    Amounts include principal and interest payments

Liquidity and Capital Resources

          At January 3, 2004, we had a working capital deficiency of $1,815,000 compared with working capital of $795,000 at December 28, 2002. Cash at January 3, 2004 was $363,000 compared with $17,000 at December 28, 2002. Total assets reached $44,979,000 at January 3, 2004 compared with $37,961,000 at December 28, 2002.

           Current assets at January 3, 2004 include $9,662,000 of accounts receivable, of which $1,261,000 were Konsyl's, as compared to $9,334,000 at December 28, 2002. The decrease in the non-Konsyl accounts receivable of $933,000 reflects tighter controls. Current assets also include $14,052,000 of inventory, of which $1,617,000 was Konsyl's, as compared to $13,131,000 at December 28, 2002. The decrease in non-Konsyl inventory of $696,000 is related to lower cost of material. Current liabilities include accounts payable and accrued expenses of $10,239,000, of which $841,000 was Konsyl's, as compared to $9,477,000 at December 28, 2002. The current portion of long-term debt and capital lease obligations was $8,320,000 (including $3,150,000 due to ICC) compared with $6,730,000 (including $1,785,000 due to ICC) at December 28, 2002. The increases in current liabilities and in long term debt/capital lease obligations resulted primarily from debt incurred to finance the acquisition of Konsyl.

          Cash increased $346,000 during the fiscal year ended January 3, 2004.

           Total funds provided by operating activities were $6,597,000 for the fiscal year ended January 3, 2004. Cash used by the net loss for the year of $1, 841,000 and the non-cash deferred tax benefit of $369,000 were offset by non-cash charges of $2,932,000 for depreciation, amortization and stock based compensation. Sources of cash included a decrease of $996,000 in accounts receivable from tighter controls, and a decrease in inventories of $1,208,000 related to lower production levels over the year end holiday. Also, cash was provided by an increase of $2,776,000 in amounts due ICC resulting from purchases of raw materials (offset by benefits from our tax sharing agreement), an increase in accounts payable and accrued expenses of $362,000, and a reduction of $533,000 in other current assets.

          Net cash used in investing activities for the fiscal year ended January 3, 2004 was $6,780,000 and was principally attributable to $6,009,000 for the acquisition of Konsyl net of cash acquired and $771,000 used for capital expenditures related to capacity expansion and facility upgrades.

          Net cash provided by financing activities for the fiscal year ended January 3, 2004 was $529,000. We received $1,332,000 in loans from ICC during the period. In addition, we borrowed $5,327,000 from other lenders to support the acquisition. Of that amount, $3.7 million was borrowed from our existing lender, CIT Business Credit, and $1,627,000 from ICC. During the fiscal year, we repaid an aggregate of $2,093,000 of capital lease obligations and repaid $4,046,000 under our line of credit and other long-term debt.

           Total shareholders' deficiency at January 3, 2004 was $18,712,000 compared to a deficiency of $17,305,000 at December 28, 2002. We recorded a net loss of $1,841,000 for the fiscal year ended January 3, 2004.

          We have convertible subordinated debentures and capitalized lease obligations, which together with the line of credit borrowings have a substantial impact on the cash requirements in terms of principal and interest payments.

          We have a deferred tax asset of approximately $15,769,000 against which we have applied a valuation allowance of $14,899,000 at January 3, 2004. The net deferred tax asset of $613,000 consists of various temporary differences that are realizable through the tax sharing agreement with ICC. Management has recorded this valuation allowance for state, federal, and capital loss carry forwards on the deferred tax asset. Reductions in the valuation allowance, which could benefit results of operations in the future, will be recorded when, in the opinion of management, our ability to generate taxable income is considered more likely than not. Any utilization of net operating loss carryforwards will reduce our future tax obligation. We also have a net deferred tax liability of $1,028,000 arising from tax basis differences from the Konsyl acquisition.

          We intend to spend an estimated $1,500,000 to $2,000,000 for capital improvements in the 52-week period ending January 1, 2005 to increase manufacturing capacity and reduce costs. We anticipate that these capital expenditures will be funded through equipment lease financing and cash flow generated from future operations. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the lease financing in the future.

          We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the actions detailed below. We continue to pursue our plan to increase revenues and improve operational efficiencies to restore profitability. To carry out these plans, we have set forth the following objectives:

•	Expanding our custom manufacturing for some major pharmaceutical companies.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers and continuing to evaluate product line and customer profitability.

•	Increasing our business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Expanding our product line through joint venture marketing agreements.

•	Expanding our international sales.

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

          We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC (see note 1), will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through March 31, 2005. On May 15, 2003, we reached an agreement with The CIT Group/Business Credit, Inc. to extend our existing revolving credit facilities to December 31, 2006 and the credit line with CIT was increased from $15 million to $20 million, including a term loan of $2 million to be repaid over forty months with interest at prime plus 0.75%. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2005. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

          The above agreement with CIT includes certain financial covenants including a requirement to maintain minimum tangible net worth, net worth for Konsyl, and minimum net income on a rolling three-month basis.

          We were in violation of certain financial covenants (specifically the minimum tangible net worth and the minimum net income covenants) within our agreement with CIT as of January 3, 2004. We have obtained a waiver-dated March 25, 2004 from CIT stating that such breaches and defaults under the financing agreement shall not be deemed to be defaults or events of default under the financing agreement. The waiver states that on and after the date of the waiver, we shall be in compliance with all of the terms and provisions of the Financing Agreement. The waiver also states that it waives only the specific events of default noted in the waiver and does not waive any other existing events of default or future events of default. We do not believe that there are any other events of default under the agreement.

           We are currently negotiating with CIT to amend the covenants. Additionally, on March 29, 2004, the President of ICC signed the waiver letter reaffirming ICC's guarantee of this debt. There can be no guarantees that we will not be in default on these covenants in the future.

Results of Operations for Fiscal 2003 Compared to the Fiscal Year Ended December 28, 2002 (unaudited)

           Gross sales for fiscal 2003 were $74,519,000 compared with $60,653,000 for fiscal 2002, an increase of 23%. Of this increase, $6,568,000 is attributable to the inclusion of Konsyl from May 16, 2003. In addition, in July 2002 we significantly enhanced our relationship with a major national retailer to whom shipments were $8,289,000 in fiscal 2003 compared with $4,010,000 in transition 2002 and $152,000 in fiscal 2002. The remainder of the increase has come from organic growth in PFI's existing solid dose pharmaceutical business with existing customers, particularly the various "dollar" stores. Net sales for fiscal 2003 were $72,501,000 compared to $59,555,000 in the comparable period of the prior year, an increase of 22% due to the increase in gross sales. Sales discounts and allowances increased to $2.0 million in fiscal 2003 compared to $1.1 million in the prior year. This is reflective, in part, of the increasing price competition for business in the private label retail markets.

          Cost of sales declined to 82.1% of net sales in fiscal 2003 compared to 84.4% in the fiscal year ended December 28, 2002. The decrease is principally attributable to the inclusion of Konsyl with its higher margin products. Cost of sales as a percentage of gross sales was 79.9% in fiscal 2003 compared with 82.9% in fiscal 2002.

           Selling, general and administrative expenses were $13,032,000 or 18.7% of net sales for fiscal 2003 as compared to $9,357,000 or 15.7% of net sales in the 2002 period. The increase in costs reflects $2,100,000 from Konsyl, non-cash stock based compensation of $181,000, and the remainder of the increase principally resulted from higher commission expenses due to increased volume and higher legal expenses, especially related to the Apotex case.

           Interest expense for fiscal 2003 was $3,527,000 compared with $3,872,000 in the 2002 period. The decrease is primarily attributable to lower interest rates offset by increased debt levels to finance the Konsyl acquisition.

          In December 2001, ICC became an 85.6% owner of our common stock. As a result of the increase in ICC's ownership of PFI, we file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the tax savings generated from ICC's use of our losses. In addition, the agreement provides for an allocation of the group's tax liability, based upon the ratio that each member's contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $1, 861,000 for fiscal 2003 compared with a benefit of $2,350,000 for the fiscal year ended December 28, 2002

          The net loss for fiscal 2003 was $1,841,000 or $0.02 per share compared to a net loss of $1,398,000 or $0.02 per share for the fiscal year ended December 28, 2002.

Results of Operations for the Six Months Ended December 28, 2002 Compared to the Six Months Ended December 29, 2001 (unaudited)

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

           Selling, general and administrative expenses were $4,543,000 or 13.7% of net sales for the six months ended December 28, 2002 as compared to $4,900,000 or 18.8% of net sales for the six months ended December 29, 2001. The respective decreases, in expense and percentages, reflect higher sales while controlling legal and consulting costs.

           Interest expense was $1,786,000 for the six months ended December 28, 2002 compared to $2,623,000 for the six months ended December 29, 2001. The six months ended December 28, 2002 had the benefit of lower interest rates and lower debt levels as ICC converted $15 million debt into equity in December 2001.

          In December 2001, ICC became an 85.6% owner of our common stock. As a result of the increase in ICC's ownership of PFI, we file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the tax savings generated from ICC's use of our losses. In addition, the agreement provides for an allocation of the group's tax liability, based upon the ratio that each member's contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $1,113,000 for the six months ended December 28, 2002 compared with a benefit of $123,000 for the six months ended December 29, 2001. The tax benefit recorded in the six months ended December 28, 2002 is disproportionate due to a reduction in our deferred tax asset valuation reserve of $715,000.

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

          In connection with the tax sharing agreement with ICC, we recorded a tax benefit of $1,360,000 for the current year. No provision for income tax was made for fiscal 2001.

          Net loss for the fiscal year ended June 29, 2002 was $6,888,000 or $.12 per share as compared to $14,592,000 or $.49 per share in the prior fiscal year.

Recent Accounting Pronouncements

          In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

Effects of Inflation

          We do not believe that inflation had a material effect on our operations for fiscal year 2003, transition 2002 or fiscal years 2002, and 2001.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          We would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company's annual expenditure by approximately $450,000.

Item 8.	Financial Statements and Supplementary Data

Financial Statements for the Fiscal Year Ended January 3, 2004, the Six Months Ended December 28, 2002, the Six Months Ended December 29, 2001 (unaudited) and for the Two Years Ended June 29, 2002 and June 30, 2001 respectively for Pharmaceutical Formulations, Inc. and Subsidiaries

Report of Independent Certified Public Accountants	F-1

Report of Independent Certified Public Accountants	F-2

Consolidated Financial Statements

Balance Sheets at January 3, 2004 and December 28, 2002	F-3

Statements of operations for the Fiscal Year Ended January 3, 2004, the Six Months Ended December 28, 2002, the Six Months Ended December 29, 2001 (unaudited), and for the Two Years Ended June 29, 2002 and June 30, 2001 respectively	F-4

Statements of Changes in Stockholders' (Deficiency) for the Year Ended January 3, 2004, Six Months Ended December 28, 2002 and Years Ended June 29, 2002 and June 30, 2001	F-5

Statements of Cash Flows for the Fiscal Year Ended January 3, 2004, the Six Months Ended December 28, 2002, the Six Months Ended December 29, 2001 (unaudited), and for the Two Years Ended June 29, 2002 and June 30, 2001 respectively	F-6

Notes to Consolidated Financial Statements	F-7 thru F-34

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts	S-1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          As previously reported in a Form 8-K dated December 10, 2003 (as amended) on December 10, 2003 we retained the services of Grant Thornton LLP as our independent auditors and dismissed BDO Seidman LLP as our independent auditors. This engagement and dismissal was approved by our Board of Directors on the recommendation of its Audit Committee. During our two most recent fiscal years and any subsequent interim period to December 10, 2003, we did not consult with Grant Thornton regarding any matters noted in Items 304(a)(2)(i) and (ii) of Regulation S-K.

           There have been no "disagreements" within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving BDO Seidman that occurred within our two most recent fiscal years and the interim period to December 10, 2003. BDO Seidman‘s reports on our financial statements for the past two years did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

          We provided BDO Seidman with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above) and BDO Seidman furnished the Company with a letter addressed to the Commission stating that it agrees with the statements made by the Company in the Form 8-K filing, a copy of which was filed as an exhibit to the Form 8-K.

Item 9A.	Controls and Procedures

          We have carried out an evaluation under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 3, 2004, except as otherwise noted below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is assembled and reported to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

          Our new independent auditors, Grant Thornton LLP, have advised management and the audit committee of our board of directors of two matters that they considered to be material weaknesses in our internal controls, which constitute reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants: (i) the lack of adequate preparation of account reconciliations and analysis necessary to accurately prepare annual financial statements and (ii) the lack of sufficient qualified personnel in our accounting department.

          We considered these matters in connection with the year-end closing process and the preparation of the consolidated financial statements for the fiscal year ended January 3, 2004 included in this Form 10-K and believe that the concerns identified by our auditors have not impaired or prevented our ability to report accurately our financial condition and results of operation for the periods covered by this report. Management is actively working to assess and correct the conditions reported by our auditors and we plan to implement certain enhancements to our disclosure controls and our internal controls over financial reporting in 2004 which we believe should address the issues identified by Grant Thornton. Our efforts to-date have included reenforcing existing policies and procedures, undertaking timely accounting reconciliations, and actively assessing the qualifications of personnel needed in the accounting department.

PART III

Item 10.	Directors and Executive Officers of the Registrant

          Our directors as of January 3, 2004 were as set forth below.

•	RAY W. CHEESMAN, age 72, has been a director since July 1993. He was a consultant to KPMG Peat Marwick LLP, an international accounting firm from 1987 through June 1996. Prior thereto, Mr. Cheesman was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

•	BALRAM ADVANI, age 60, has been a director since October 2001. He has been President of ADH Health Products, which specializes in custom formulations and contract manufacturing of dietary supplements and nutritional products, since 1976.

•	FRANK X. BUHLER, age 77, has been a director since June 2003. He was formerly President and Chief Executive Officer of Konsyl Pharmaceuticals, Inc. from 1984 to 2003.

•	JAMES C. INGRAM, age 63, has been a director since October 2000 and our Chairman and Chief Executive Officer since August 2003. Prior thereto, he was our President and Chief Operating Officer. Prior to joining us, he was Vice President of K.S.H. Corporation from 1986-1989, Vice President of Goodson Polymer Corp. from 1989-1991 and Executive Vice President of Primex Plastics Corp., a subsidiary of ICC from 1991 to 1996.

•	GUSTAV JACOFF, age 70, has been a director since October 2001. He was the founder and has been the President of Staff Medical Supply Inc., which is a professional pharmacy and medical company, since 1957; he established and operated Prescription Pharmacy Group and Prescription Centers Inc., which consisted of nine pharmacies, from 1964 until 1988.

•	JOHN L. ORAM, age 59, has been a director since July 1993 and was Chairman and Chief Executive Officer from December 1995 until August 2003. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, our majority stockholder, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. Since 1980, Mr. Oram has been a director of Electrochemical Industries (1952) Ltd. ("EIL"), an Israeli subsidiary of ICC listed on the Tel-Aviv Stock Exchange engaged in the manufacture and distribution of chemical products. From 1996, Mr. Oram has been a director of Frutarom Industries Limited, a company spun-off from EIL and listed on the Tel-Aviv Stock Exchange engaged in the flavor and fragrance industry.

•	MICHAEL A. ZEHER, age 57, has been a director and President and Chief Operating Officer since August 2003. Prior to joining PFI, from 1994 to 2002, he was President and Chief Executive Officer of Lander Co., Inc., an international manufacturer and marketer of private label and branded health and beauty care products. From 1972 to 1994, Mr. Zeher was employed by Johnson & Johnson in various sales and marketing positions, most recently as VP of Business Development for the Consumer Sector. Since 2001, he has been a Director of Matrixx Initiatives, Inc., which is engaged in the development, manufacture and marketing of over-the-counter (OTC) pharmaceuticals. Effective 2004, Mr. Zeher is a Director of the Consumer Health Care Products Association, a member-based association representing the leading manufacturers and distributors of nonprescription, over-the-counter (OTC) medicines.

          Our executive officers as of January 3, 2004 were as set forth below:

      Name                              Positions
      ----                              ----------

      James Ingram                      Chairman, Chief Executive Officer and Director

      Michael Zeher                     President, Chief Operating Officer and Director

      Anthony Cantaffa                  Executive Vice President of PFI and
                                        President of Konsyl

      Brian Barbee                      Vice President, Scientific Affairs

      Ward Barney                       Vice President, Operations

      Walter Kreil *                    Vice President, Chief Financial Officer

      Lenny Luongo                      Vice President, Private Label Sales and Marketing

      Martin Reiss                      Vice President, Manufacturing Services

* Resigned as of February 18, 2004 His positions were assumed by A. Ernest Toth, Jr.

          The business experience of our executive officers who are not directors is set forth below;

           ANTHONY CANTAFFA, age 61, has been Executive Vice President since October 2002 and President of Konsyl Pharmaceuticals, Inc. since May 2003. Previously he was Vice President, New Business Development from 1997 to October 2002; Vice President, Operations from 1998 to 1999; Vice President, Mergers and Acquisitions from 1995 until 1997; Chief Financial Officer from 1988 until 1990 and from 1991 to 1995; and Chief Operating Officer from 1988 until 1995.

           BRIAN BARBEE, age 53, has been Vice President, Scientific Affairs since 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory between 1993 and 1995. He joined us in 1978 and became Director of Quality Assurance in 1982 and Director of Regulatory Affairs in 1988.

          WARD BARNEY, age 52, has been Vice President, Operations since 1999. Prior to joining us, he was Vice President, Operations of Schein Pharmaceuticals, Inc. from 1997 to 1999 and Senior Vice President from 1994 to 1997 with McGaw Labs, and has been in operations and engineering in the pharmaceutical industry for over 25 years.

           WALTER KREIL, CPA, age 56, was Vice President, Chief Financial Officer from August 2001 to February 18, 2004. From 1987 to 2001, he was Vice President and Chief Financial Officer of Ionbond, Inc., an international thin-film metal coatings company. Mr. Kreil resigned as CFO effective February 18, 2004.

           LEONARD LUONGO, age 57, has been Vice President, Private Label Sales since October 2002, responsible for private label sales and new retail business. Previously he was Director of Sales Administration from 1996 to October 2002. Mr. Luongo also acted as a Sales Director from 1999 to April 2001. He has been in the Consumer Package Goods industry for over 30 years.

           MARTIN REISS, age 53, has been Vice President, Manufacturing Services since September 2002. Previously, he was Director of Purchasing from 1997 to 2002. He has over 20 years supply chain management experience in the pharmaceutical industry.

          A. ERNEST TOTH, JR., CPA, age 45, was elected Vice President and Chief Financial Officer effective February 18, 2004. From 2001 to 2003, he was Vice President and Chief Financial Officer of World Power Technologies, a leading worldwide provider of power quality analysis products and technical power system consulting services. From 2000 to 2001, he was Sr. Vice President and Chief Financial Officer of Athlete.com Inc., a youth sports network. For 15 years prior, he served in various financial positions at MacAndrews & Forbes Holdings Inc., a diversified holding company.

           Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and any exchange on which our securities may be traded. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that all such filing requirements for the fiscal year ended January 3, 2004 were complied with.

          We have not at this time adopted a formal code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. As a smaller public company, we have faced great financial burdens in addressing the numerous requirements imposed by recent changes in securities regulations and, in the interest of conserving cash, have limited our immediate expenditures to those required to meet mandatory requirements. We anticipate that such a code will be prepared in fiscal 2004 and we understand that such a code will be required if we are in a position to relist our shares on the Nasdaq Stock Market or a national stock exchange.

Item 11.	Executive Compensation

          The following table contains compensation data for fiscal year 2003, transition 2002 (marked with a "T" after the year in the tables below) and fiscal years 2002, and 2001 for our (i) Chief Executive Officers and, (ii) our four most highly compensated executive officers other than the CEO who were serving as executive officers at January 3, 2004, to the extent that salary and bonuses exceeded $100,000 (together, these five people are sometimes referred to as the "Named Executive"):

                         Annual Compensation                                                 Long-Term Compensation
----------------------------------------------------------------------    ---------------------------------------------------
                                                                                     Awards                      Payouts
                                                                          ---------------------------------------------------

                                                               Other       Restricted   Securities                  All
                                                               Annual        Stock      Underlying     LTIP        Other
        Name and                     Salary       Bonus     Compensation     Awards      Options     Payouts    Compensation
   Principal Position      Year        $            $            $             $            #           $           $
----------------------    ------    --------     -------   --------------   ---------   ----------- ---------  --------------

James Ingram               2003      250,000        ---          7,200 1     50,000       ---          ---          ---
  Chairman, CEO3           2002 T    125,000        ---          3,600 1     50,000      400,000       ---          ---
                           2002      244,231        ---         31,535 2       ---       125,000       ---          ---
                           2001      141,541        ---           ---          ---        75,000       ---          ---

John Oram                  2003         ---         ---           ---          ---         ---         ---          ---
   Former Chairman,        2002 T       ---         ---           ---          ---         ---         ---          ---
   and  CEO3               2002         ---         ---           ---          ---         ---         ---          ---
                           2001         ---         ---           ---          ---         ---         ---          ---

Michael Zeher              2003      105,769        ---          3,046 1    100,000      250,000       ---          ---
  President and COO3       2002 T       ---         ---           ---          ---         ---         ---          ---
                           2002         ---         ---           ---          ---         ---         ---          ---
                           2001         ---         ---           ---          ---         ---         ---          ---

Anthony Cantaffa           2003      186,146        ---           ---        30,000        ---         ---          ---
  Executive Vice           2002 T     90,000        ---           ---          ---       100,000       ---          ---
  President                2002      174,615        ---           ---          ---        50,000       ---          ---
                           2001      170,000        ---           ---          ---        75,000       ---          ---

Ward Barney                2003      180,000        ---          6,000 1     25,000        ---         ---          ---
  Vice President,          2002 T     90,000        ---          6,000 1       ---       100,000       ---          ---
  Operations               2002      180,000        ---          6,520 1       ---        50,000       ---          ---
                           2001      180,000        ---          6,000 1       ---       100,000       ---          ---

Walter Kreil               2003      180,000        ---           ---        25,000        ---         ---          ---
  Vice President,          2002 T     90,000        ---           ---          ---       100,000       ---          ---
  Chief Financial          2002      150,230        ---           ---          ---       100,000       ---          ---
  Officer                  2001        ---          ---           ---          ---         ---         ---          ---
__________________
[1]	Car allowance

[2]	Mr. Ingram's car allowance of $6,535 and moving allowance of $25,000

3	Effective August 1, 2003, Mr. Ingram assumed the positions of Chairman and CEO, Mr. Zeher assumed the positions of President and COO (a position formerly held by Mr. Ingram) and Mr. Oram ceased to hold the positions of Chairman and CEO.

Option Grants in Fiscal 2003

          The following table contains information concerning the grant of stock options to the Named Executives during the fiscal year ended January 3, 2004 (we have no outstanding stock appreciation rights -"SARs"- and granted no SARs during fiscal 2003):

                                    Individual Grants
                       --------------------------------------------
                        Number of       Percent of                              Potential Realizable Value At
                        Securities    Total Options                             Assumed Annual Rates of Stock
                        Underlying      Granted to      Exercise                Price Appreciation for Option Term1
                         Options       Employees in       Price      Expiration -----------------------------------
             Name        Granted       Fiscal Year      ($/Share)2      Date         5%($)           10%($)
            ------       -------       ------------     ----------      -----        -----          --------

James Ingram               ---           ---              ---          ---            ---            ---

John Oram                  ---           ---              ---          ---            ---            ---

Michael Zeher           250,000          89%             $.535       Aug, 2008     $170,703        $215,406

Anthony Cantaffa           ---           ---              ---          ---            ---            ---

Ward Barney                ---           ---              ---          ---            ---            ---

Walter Kreil               ---           ---              ---          ---            ---            ---
_________________________
[1]	Executives may not sell or assign any option grants, which have value only to the extent of stock price appreciation, which will benefit all stockholders commensurately. The amounts set forth are based on assumed appreciation rates of 5% and 10% as prescribed by the Securities and Exchange Commission rules and are not intended to forecast future appreciation, if any, of the stock price. We did not use an alternate formula for a grant date valuation as we are not aware of any formula which will determine with reasonable accuracy a present value based on future unknown or volatile factors. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the future performance of the common stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

[2]	The exercise price is equal to or higher than the fair market value of our common stock on the date of the grant.

Aggregated Option Exercises and Fiscal Year-End Option Values in Fiscal 2003

          No options were exercised by any of our Named Executives during the fiscal year ended January 3, 2004. The following table sets forth information with respect to the Named Executives concerning unexercised options held at fiscal year-end:

                                                           Number of                    Value of
                                                    Unexercised-Securities         Unexercised-In-the-
                                                          Underlying                  Money Options
                                                     Options at 01/03/04             at 01/03/04($)1
                                                     -------------------             ---------------
                        Shares       Realized
                      Acquired on     Value
         Name         Exercise(#)      ($)       Exercisable    Unexercisable   Exercisable   Unexercisable
         ----         -----------    ---------   -----------    -------------   -----------   -------------
James Ingram              ---           ---        600,000           ---          $301,000         ---
John Oram                 ---           ---          ---             ---            ---            ---
Michael Zeher             ---           ---        250,000           ---          $ 32,500         ---
Anthony Cantaffa          ---           ---        275,000           ---          $127,250         ---
Ward Barney               ---           ---        300,000           ---          $135,000         ---
Walter Kreil              ---           ---        200,000           ---          $104,000         ---
__________________
[1]	Market value of underlying securities at year end, as applicable, minus the exercise price. The high bid and low asked prices on the OTC Bulletin Board on January 3, 2004 were $.66 and $.62 respectively

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table shows information, as of January 3, 2004, with respect to the beneficial ownership of common stock by (i) each director, (ii) each Named Executive, (iii) each person or group known to us to own beneficially more than 5% of our outstanding common stock, and (iv) all executive officers and directors as a group (the addresses of all the persons named below is c/o Pharmaceutical Formulations, Inc. 460 Plainfield Avenue, Edison, NJ 08818 except for ICC Industries Inc., Dr. John J. Farber and John Oram, whose address is 460 Park Avenue, New York, NY 10022).

Name and Address of                         Amount and Nature of                 Percentage
Beneficial Owner                            Beneficial Ownership1                  of Class
-------------------                         ---------------------                 ---------
ICC Industries Inc.                                   74,488,835                      87.3%
Dr. John Farber                                       74,488,835                      87.3%
John L. Oram                                             161,536                       *
James Ingram                                             710,0002                      *
Michael Zeher                                            250,0002                      *
Anthony Cantaffa                                         345,4552                      *
Ward Barney                                              325,0002                      *
Ray W. Cheesman                                          280,0002                      *
Walter Kreil                                             200,0002                      *
Balram Advani                                             45,0002                      *
Frank X. Buhler                                           79,6002                      *
Gustav Jacoff                                             45,0002                      *
Officers and Directors as
  a Group (persons)                                    2,441,591                       2.9%

__________________

*	Less than 1%.

[1]	Unless it is stated otherwise in any of the following notes, each holder owns the reported shares directly and has sole voting and investment power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days, including by way of exercise of outstanding options or the conversion of convertible securities which are, or during such 60-day period, become exercisable or convertible.

[2]	Includes shares of common stock subject to stock options exercisable as of January 3, 2004 or within 60 days thereof as follows: Mr. Ingram 600,000; Mr. Zeher 250,000; Mr. Cantaffa 275,000; Mr. Barney 300,000; Mr. Cheesman 75,000; Mr. Kreil 200,000; Mr. Advani 30,000;Mr. Buhler 10,000; Mr. Jacoff 10,000 and all officers and directors as a group; 2,233,000.

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
                                 outstanding         price of outstanding                equity compensation plans
                              options, warrants      options, warrants and           (excluding securities reflected in
     Plan category               and rights          rights                                     column (a))
-------------------------    -------------------     --------------------------     -------------------------------------

Equity compensation
plans approved by
security holders                  3,136,750                     $.23                             4,363,250

Equity compensation
plans not approved by
security holders                  1,310,000                     $.25                                 0

Total                             4,446,750                     $.21                             4,363,250

          Our current shareholder-approved equity compensation plans are the 1994 Stock Option Plan and the 1997 Stock Incentive Plan.

          The equity compensation plans not approved by shareholders are (a) warrants dated April 1, 1992 to CIT to purchase 100,000 shares of our common stock at a purchase price of $.75 per share and warrants dated March 30, 1993 to CIT to purchase 10,000 shares of our common stock at a purchase price of $.75 per share, (the exercise period for both of the CIT warrants was extended to December 31, 2006 on May15, 2003; such warrants were issued or extended in the context of obtaining financing from CIT) and (b) warrants to purchase 1.2 million shares of common stock of PFI at an exercise price of $.204 per share, valued at $244,000, issued to Frank Buhler as part of the purchase price for the stock of Konsyl in May 2003, which warrants are exercisable until April 15, 2010.

Item 13.	Certain Relationships and Transactions

           Transactions with ICC

          See "Certain Relationships with ICC Industries Inc." above.

           Transactions with Frank X. Buhler and ANDA Investments, Ltd.

          See "Acquisition of Konsyl Pharmaceuticals, Inc." above

          Legal Services

           Stroock & Stroock & Lavan LLP is one of our legal counsel. From time to time Stroock performs legal services for ICC in matters unrelated to us.

Item 14.	Principal Accountant Fees and Services

The fees billed by BDO Seidman LLP, our prior independent auditors, in fiscal 2003, fiscal 2002 and transition 2002, and by Grant Thornton LLP, our current independent auditors, in fiscal 2003, were as follows:

                          Fiscal 2003      Fiscal 2003     Transition 2002    Fiscal 2002
                          -----------      -----------     ----------------   -------------

                           (GT)              (BDO)              (BDO)             (BDO)

   Audit Fees              $60,000          $36,000          $158,000          $147,000

   Audit-Related Fees         -             $30,000          $  5,000           $26,000
   Tax Fees                   -             $  6,000         $ 24,000           $22,000
   All Other Fees             -                 -                 -                -

           Audit fees included professional fees for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q or services normally provided in connection with statutory and regulatory filings and statements. Audit-Related Fees included professional fees for assurance or related services that are reasonably related to the audit or review of our financials and are not reported under Audit Fees. Theses services consisted of attendance at stockholders meetings, assistance in preparation of a Form S-1 for a rights offering and review of potential acquisition targets. Tax Fees included fees for tax return preparation, tax compliance, tax advice and tax planning.

          The Audit Committee of the Board of Directors has reviewed all the services provided to us by BDO Seidman and Grant Thornton and believes that the non-audit/review services that it has provided are compatible with maintaining the auditor's independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

           (a)(1) and (2) Financial Statements and Financial Statement Schedule: See Item 8, "Financial Statements and Supplementary Data".

           (a)(3) and (c) Exhibits: Exhibits are numbered in accordance with Item 601 of Regulation S-K.

          (2)      Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession: not applicable

          (3)      Articles of Incorporation and By-Laws:

3.1	Composite Certificate of Incorporation, as amended to date (19)

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Preferred Stock (17)

3.3	By-Laws (3)

          (4)      Instruments defining the rights of security holders, including indentures:

4.1	Indenture With Respect to 8% Convertible Subordinated Debentures Due 2002 with Continental Stock Transfer and Trust Company (1)

4.2	Indenture With Respect to 8.25% Convertible Subordinated Debentures Due 2002 with Continental Stock Transfer and Trust Company (2)

4.3	Form of letter dated May 24, 2002 to holders of 8% Convertible Subordinated Debentures and 8.25% Convertible Subordinated Debentures offering to extend the term of such debentures (21)

4.4	Form of stock certificate (20)

          (9)      Voting trust agreement: not applicable

          (10)      Material contracts:

10.1	Employment agreement between Pharmaceutical Formulations and James Ingram, dated October 2, 2000 with amendments dated May 17, 2001, July 5, 2001, April 11, 2003 and December 16, 2003. * (20)

10.2	Employment agreement between Pharmaceutical Formulations and Walter Kreil, dated July 30, 2001 * (20)

10.3(A)	Loan and Security Agreement dated August 4, 1989 between Fidelcor Business Credit Corporation (subsequently assumed by The CIT Group/Credit Finance, Inc. and the Registrant (formerly known as PharmaControl Corp.) (5)

10.3(B)	Letter Agreement dated August 7, 1998 between The CIT Group/Credit Finance, Inc. ("CIT") and the Registrant amending the Loan and Security Agreement between the Registrant and Fidelcor Business Credit Corporation as assumed by The CIT Group/Credit Finance, Inc (the "CIT Loan Agreement") (12)

10.3(C)	Letter Agreement dated April 1, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

10.3(D)	Letter Agreement dated April 1, 1999 between CIT and ICC Industries Inc. ("ICC") amending the Intercreditor Agreement between ICC and CIT dated March 25, 1992 (14)

10.3(E)1	Warrant Certificate dated April 1, 1992 for the purchase of 100,000 shares granted to CIT (20)

10.3(E)2	Warrant Certificate dated March 30, 1993 for the purchase of 10,000 shares granted to CIT (21)

10.3(E)3	Letter Agreement dated April 1, 1999 between CIT and the Registrant amending Warrant Certificates dated April 1, 1992 for the purchase of 100,000 shares and March 30, 1993 for the purchase of 10,000 shares of common stock of the Registrant extending the expiration dates to March 31, 2004 (14)

10.3(F)	Limited Guaranty dated April 1, 1999 by ICC in favor of CIT with respect to the CIT Loan Agreement (14)

10.3(G)	Letter Agreement dated April 26, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

10.3(H)	Letter Agreement dated June 2, 1999 between CIT and the Registrant amending the CIT Loan Agreement (14)

10.3(I)	Letter Agreement dated October 20, 1999 between CIT and the Registrant amending the CIT Loan Agreement (15)

10.3(J)	Letter Agreement dated April 11, 2000 between CIT and the Registrant amending the CIT Loan Agreement (15)

10.3(K)	Limited Guaranty dated April 11, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (15)

10.3(L)	Letter Agreement dated May 19, 2000 between CIT and the Registrant amending the CIT Loan Agreement (15)

10.3(M)	Limited Guaranty dated May 19, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (15)

10.3(N)	Limited Guaranty dated December 20, 2000 by ICC in favor of CIT with respect to the CIT Loan Agreement (16)

10.3(O)	Letter Agreement dated August 23, 2001 between CIT and the Registrant amending the CIT Loan Agreement (16)

10.3(P)	Letter Agreement dated December 19, 2001 between CIT and the Registrant amending the CIT Loan Agreement (19)

10.3(Q)	Letter Agreement dated February 21, 2002 between CIT and the Registrant amending the CIT Loan Agreement (20)

10.3(R)	Letter Agreement dated February 4, 2003 between CIT and the Registrant amending the CIT Loan Agreement (22)

10.3(S)	First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. successor by merger to The CIT Group/Credit Finance, Inc. and assignee of Fidelcor Business Credit Corporation (as Lender) and Pharmaceutical Formulations, Inc. (successor by merger to Private Formulations, Inc. f/k/a PharmaControl Corp.) and Konsyl Pharmaceuticals, Inc., jointly and severally (collectively as Borrower) dated as of May 15, 2003 (23)

10.4	Agreement dated September 26, 1997 between the Registrant and ICC Chemical Corporation regarding Cimetidine (10)

10.5(A)	1994 Stock Option Plan (11)*

10.5(B)	Form of option agreement under 1994 Stock Option Plan *(11)

10.6(A)	1997 Stock Incentive Plan* (20)

10.6(B)	Form of PFI Stock Grant Agreement pursuant to 1997 Stock Incentive Plan* (20)

10.7(A)	Term Loan and Security Agreement dated as of April 1, 1999 between ICC and the Registrant (14)

10.7(B)	Term Loan and Security Agreement dated as of July 1, 2000 between ICC and the Registrant (15)

10.7(C)	Term Loan and Security Agreement dated as of September 30, 2000 between ICC and the Registrant (16)

10.7(D) 10.7(E)	Term Loan and Security Agreement dated as of June 30, 2002 between ICC and the Registrant (22) Term Loan and Security Agreement dated as of September 27, 2003 between ICC and the Registrant

10.8	Tax Sharing Agreement between Pharmaceutical Formulations, Inc. and ICC Industries Inc. dated September 19, 2002 (21)

10.9	Stock Purchase Agreement between Pharmaceutical Formulations, Inc., Konsyl Pharmaceuticals, Inc. and Frank X. Buhler, dated as of April 15, 2003 (23)

10.10	Lease between ANDA Investments Ltd and Konsyl Pharmaceuticals, Inc. regarding real property in Talbot County, Maryland dated May 15, 2003 (23)

10.11	Form of Warrant Certificate issued by Pharmaceutical Formulations, Inc. and ANDA Investments, Ltd, Peter Blum and Norman C. Dodson for the right to purchase an aggregate of 1,200,000 shares of common stock of PFI (subject to adjustment) at any time between April 15, 2003 and April 15, 2010 at a price of $0.204 per share (subject to adjustment) (23)

10.12	Consultancy Agreement between Pharmaceutical Formulations, Inc, Konsyl Pharmaceuticals, Inc. and Frank X. Buhler, dated as of April 15, 2003 * (23)

10.13	Promissory note for $2,500,000 issued by Pharmaceutical Formulations, Inc,. to Frank X. Buhler, dated as of April 15, 2003 (23)

10.14	Employment agreement with Michael Zeher, dated June 25, 2003 * (24)

10.15	Employment agreement with A. Ernest Toth, Jr., dated February 4, 2004 *

           (11)     Statement re computation of per share earnings: not applicable

           (12)     Statement re computation of ratios: not applicable

           (13)     Annual report to security holders, Form 10-Q or quarterly report to security holders: not applicable

           (14)     Code of ethics: not applicable

           (16)     Letter re change in certifying accountant: letter of BDO Seidman dated December 11, 2003 (25)

           (18)     Letter re change in accounting principles: not applicable

           (21)     Subsidiaries of the registrant: none other than such subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary as of the end of the year covered by this report

           (22)     Published report regarding matters submitted to vote of security holders: not applicable

           (23)     Consent of experts and counsel:

23.1	Consent of Grant Thornton LLP as the Independent Certified Public Accountants with respect to the fiscal year ended January 3, 2004

23.2	Consent of BDO Seidman LLP as the Independent Certified Public Accountants with respect to the six month period ended December 28, 2002 and each of the two years in the period ended June 29, 2002

           (24)     Power of attorney: not applicable

           (31)     Rule 13a-14(a)/5d-14(a) Certifications

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           (32)     Section 1350 Certifications

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

;__________

*	Management contracts or compensatory plans

(1)	Incorporated herein by reference to the Registrant's Form S-1, File No. 33-13291.

(2)	Incorporated herein by reference to the Registrant's Form S-4, File No. 33-44033.

(3)	Filed with the Annual Report on Form 10-K for the year ended June 30, 1983 and incorporated by reference herein, except for Amendment to the Company's By-Laws filed with the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 1994, incorporated herein by reference.

(5)	Filed with the Registrant's Current Report on Form 8-K dated August 2, 1989 and incorporated herein by reference.

(6)	[intentionally omitted]

(7)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1992 and incorporated herein by reference.

(8)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1994 and incorporated herein by reference.

(9)	[intentionally omitted]

(10)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference.

(11)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference.

(12)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1998 and incorporated herein by reference.

(13)	Filed with the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996 and incorporated herein by reference.

(14)	Filed with the Registrant's Annual Report on Form 10-K for the year ended July 3, 1999 and incorporated herein by reference.

(15)	Filed with the Registrant's Annual Report on Form 10-K for the year ended July 1, 2000 and incorporated herein by reference.

(16)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 2001 and incorporated herein by reference.

(17)	Filed with the Registrant's Current Report on Form 8-K for an event occurring on April 4, 1996, which is incorporated by reference herein.

(18)	Filed with the Registrant's Quarterly Report on Form 10-Q for the period ended September 29, 2001 and incorporated herein by reference

(19)	Filed with the Registrant's Current Report on Form 8-K dated December 13, 2001 and incorporated herein by reference

(20)	Filed with the Registrant's Registration Statement on Form S-1 dated May 9, 2002 and incorporated herein by reference.

(21)	Filed with the Registrant's Annual Report on Form 10-K for the year ended June 29, 2002 and incorporated herein by reference.

(22)	Filed with the Registrant's Transitional Report on Form 10-K for the six months ended December 28, 2002 and incorporated herein by reference.

(23)	Filed with the Registrant's Current Report on Form 8-K dated May 15, 2003 and incorporated herein by reference.

(24)	Filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference.

(25)	Filed with the Registrant's Current Report on Form 8-K dated May 15, 2003 as amended by a Form 8-K/A filed on December 16, 2003 and incorporated herein by reference.

           (b) Reports on Form 8-K - The Registrant filed the following reports on Form 8-K during the last quarter of fiscal 2003:

         Date of Report                           Item Number (Summary)
         ---------------                          ----------------------

         November 12, 2003                        7 & 12 (regarding press release regarding third quarter
                                                  financial results)
         December 10, 2003                        4 (regarding change of auditors)

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS INC.	By: /s/ James Ingram James Ingram, Chairman & Chief Executive Officer

Dated: April 7, 2004

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James Ingram James Ingram	Chairman of the Board, Chief Executive Officer & Director	April 7, 2004

/s/ Michael A. Zeher Michael A. Zeher	President, Chief Operating Officer & Director	April 7, 2004

/s/ A. Ernest Toth, Jr. A. Ernest Toth, Jr.	Chief Financial Officer (Principal Accounting Officer)	April 7, 2004

/s/ John L. Oram John L. Oram	Director	April 7, 2004

/s/ Ray W. Cheesman Ray W. Cheesman	Director	April 7, 2004

/s/ Frank X. Buhler Frank X. Buhler	Director	April 7, 2004

/s/ Balram Advani Balram Advani	Director	April 7, 2004

/s/ Gustav Jacoff Gustav Jacoff	Director	April 7, 2004

Index to Financial Statements and Schedule

Report of Independent Certified Public Accountants	F-1

Report of Independent Certified Public Accountants	F-2

Consolidated financial statements:

Balance sheets	F-3
Statements of operations	F-4
Statements of changes in stockholders' (deficiency)	F-5
Statements of cash flows	F-6
Notes to consolidated financial statements	F-7 - F-33

Supplemental schedule:
Schedule II - Valuation and Qualifying Accounts	S-1

Pharmaceutical Formulations, Inc.
and Subsidiaries

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheet of Pharmaceutical Formulations, Inc. and subsidiaries as of January 3, 2004 and the related consolidated statements of operations, changes in stockholders' (deficiency) and cash flows for the year (53 weeks) then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of January 3, 2004 and the results of their operations and their cash flows for the year (53 weeks) then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended January 3, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/Grant Thornton, LLP

Edison, New Jersey
March 31, 2004

Pharmaceutical Formulations, Inc.
and Subsidiaries

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of December 28, 2002 and June 29, 2002 and the related consolidated statements of operations, changes in stockholders' (deficiency) and cash flows for the six-month period ended December 28, 2002 and for each of the two years in the period ended June 29, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of December 28, 2002 and June 29, 2002 and the results of their operations and their cash flows for the six-month period ended December 28, 2002 and for each of the two years in the period ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/BDO Seidman, LLP

Woodbridge, New Jersey
March 7, 2003

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except per share amounts)

                                                                 January 3, 2004       December 28, 2002
--------------------------------------------------------------------------------------------------------
Assets
Current assets
   Cash                                                           $         363           $        17
   Accounts receivable, net of allowances of $581 and $407                9,662                 9,334
   Inventories                                                           14,052                13,131
   Prepaid expenses and other current assets                              1,373                 1,547
--------------------------------------------------------------------------------------------------------
          Total current assets                                           25,450                24,029
Property, plant and equipment, net                                       14,429                13,802
Goodwill                                                                  2,978                     -
Trademarks                                                                1,740                     -
Other assets                                                                382                   130
--------------------------------------------------------------------------------------------------------
                                                                  $      44,979           $    37,961
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' (Deficiency)
Current liabilities
   Current portion of capital lease obligations                   $       2,144           $     2,461
   Current portion of long-term debt                                      3,026                 2,484
   Due to ICC Industries Inc.                                            11,856                 8,812
   Accounts payable                                                       8,021                 7,744
   Accrued expenses                                                       2,218                 1,733
--------------------------------------------------------------------------------------------------------
          Total current liabilities                                      27,265                23,234
--------------------------------------------------------------------------------------------------------
Long-term capital lease obligations, less current maturities              2,943                 3,130
--------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities
   Revolving/term loans                                                  12,570                10,640
   Equipment loan                                                           704                 1,145
   Note payable to ICC Industries Inc.                                   18,459                17,117
   Note payable to ANDA Investments, Ltd.                                 1,750                     -
--------------------------------------------------------------------------------------------------------
          Total long-term debt, less current maturities                  33,483                28,902
--------------------------------------------------------------------------------------------------------

 contingencies
--------------------------------------------------------------------------------------------------------
Stockholders' (deficiency)
   Preferred stock, par value $1.00 per share; 10,000,000 shares
      authorized, none issued                                                 -                     -
   Common stock, par value $.08 per share; 200,000,000 shares authorized; 85,755,787 and 85,327,612 shares issued and
      outstanding                                                         6,861                 6,827
   Capital in excess of par value                                        52,196                51,796
   Accumulated deficit                                                  (77,769)              (75,928)
--------------------------------------------------------------------------------------------------------
          Total stockholders' deficiency                                (18,712)              (17,305)
--------------------------------------------------------------------------------------------------------
                                                                  $      44,979           $    37,961
--------------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these consolidated financial statements

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

                                                                      Six Months Ended
                                                              -------------------------------        Years Ended
                                                   Year Ended                  December 29,   -------------------------
                                                   January 3,   December 28,       2001         June 29,     June 30,
                                                     2004          2002        (unaudited)        2002         2001
-----------------------------------------------------------------------------------------------------------------------

Gross sales                                          $74,519       $33,756        $26,680        $53,577     $ 51,777
Less: Sales discounts and allowances                   2,018           533            555          1,120        2,620
-----------------------------------------------------------------------------------------------------------------------
Net sales                                             72,501        33,223         26,125         52,457       49,157
-----------------------------------------------------------------------------------------------------------------------
Cost and expenses
   Cost of goods sold                                 59,513        27,481         23,710         46,511       46,887
   Selling, general and administrative                13,032         4,543          4,900          9,714       10,961
   Research and development                              323           148            148            282          443
-----------------------------------------------------------------------------------------------------------------------
                                                      72,868        32,172         28,758         56,507       58,291
-----------------------------------------------------------------------------------------------------------------------
      Income (loss) from operations                     (367)        1,051         (2,633)        (4,050)      (9,134)
-----------------------------------------------------------------------------------------------------------------------
Other expenses (income)
   Interest expense                                    3,527         1,786          2,623          4,709        5,208
   Other, net                                           (192)         (166)          (187)          (511)         250
-----------------------------------------------------------------------------------------------------------------------
                                                       3,335         1,620          2,436          4,198        5,458
-----------------------------------------------------------------------------------------------------------------------
(Loss) before income
   tax benefit                                        (3,702)         (569)        (5,069)        (8,248)     (14,592)
Income tax benefit                                     1,861         1,113            123          1,360            -
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     (1,841)          544         (4,946)        (6,888)     (14,592)
Preferred stock dividend requirement                       -                -         100            100          200
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to
   common shareholders                              $ (1,841)        $ 544        $(5,046)       $(6,988)    $(14,792)
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) per common share
   Basic and diluted                                $  (0.02)        $0.01        $ (0.14)       $ (0.12)    $  (0.49)
-----------------------------------------------------------------------------------------------------------------------
   Basic and diluted average common shares        85,382,000    85,278,000     36,641,000     59,078,000  `30,330,000
-----------------------------------------------------------------------------------------------------------------------
                                 The accompanying notes are an integral part of these consolidated financial statements

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Changes in Stockholders' (Deficiency)
($ in thousands)

Year ended January 3, 2004, six months ended December 28, 2002 and years ended June 29, 2002 and June 30, 2001
---------------------------------------------------------------------------------------------------------------------------
                                        Preferred Stock                  Common Stock
                                 -----------------------------   -----------------------------    Capital in
                                 Shares issued   Amount at par   Shares issued   Amount at Par   Excess of Par  Accumulated
                                                     value                           Value           Value        Deficit
---------------------------------------------------------------------------------------------------------------------------
Balance, July 1, 2000                2,500,000     $  2,500         30,329,671     $  2,427        $ 37,534     $ (53,842)
Net loss                                                                                                          (14,592)
---------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001               2,500,000        2,500         30,329,671        2,427          37,534       (68,434)
Conversion of debt due ICC                                          44,117,647        3,529          11,471
Dividends on preferred stock                                                                                       (1,150)
Conversion of preferred stock
   and dividends payable into
   common stock                     (2,500,000)      (2,500)        10,735,294          859           2,791
Issuance of stock grants                                                85,000            7
Net loss                                                                                                           (6,888)
---------------------------------------------------------------------------------------------------------------------------
Balance, June 29, 2002                      -             -         85,267,612        6,822          51,796       (76,472)
Issuance of stock grants                                                60,000            5
Net income                                                                                                            544
---------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 2002                  -             -         85,327,612        6,827          51,796       (75,928)
Issuance of stock under rights
   offering                                                             18,175            1               5
Stock option exercise                                                   20,000            2               1
Issuance of stock grants                                               390,000           31             150
Acquisition of Konsyl                                                                                   244
Net loss                                                                                                           (1,841)
---------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 2004                    -      $      -         85,755,787       $6,861        $ 52,196     $ (77,769)
---------------------------------------------------------------------------------------------------------------------------
                                     The accompanying notes are an integral part of these consolidated financial statements

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

                                                                                                            Years Ended
                                                                                      Six Months Ended  -------------------
                                                                    Six Months Ended    December 29,
                                                        Year Ended    December 28,          2001        June 29,   June 30,
                                                   January 3, 2004        2002           (unaudited)      2002       2001
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                          $(1,841)     $    544        $   (4,946)    $(6,888)   $(14,592)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Income tax benefit                                            -          (398)             (123)     (1,360)          -
   Depreciation and amortization                             2,665         1,335             1,393       2,758       3,086
   Stock-based compensation                                    181             -                 -           -           -
   Amortization of bond discount and deferred
     financing costs                                           150           215               526         890         553
   Amortization of deferred gain on sale of building           (64)          (17)              (32)        (94)       (159)
   Deferred Income Taxes                                      (369)         (715)                -           -           -
Changes in current assets and liabilities:
   (Increase) decrease in accounts receivable                  996        (1,813)                8        (487)      4,913
   (Increase) decrease in inventories                        1,208          (226)             (418)     (1,955)      3,860
   (Increase) decrease in other current assets                 533          (370)             (118)         36        (377)
   Increase (decrease) in due to ICC
     Industries Inc.                                         2,776         2,189             4,623       2,065      (9,070)
   Increase (decrease) in accounts payable,
     accrued expenses and  income taxes payable                362        (1,172)            1,622      (2,530)     (3,324)
---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) operating
          activities                                         6,597          (428)            2,535      (7,565)    (15,110)
---------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of Konsyl Pharmaceuticals,
     Inc., net of cash acquired of $493                     (6,009)            -                 -           -           -
   Purchase of property, plant and
     equipment, net                                           (771)         (843)           (2,647)     (1,843)       (117)
   (Increase) decrease of other assets                                       (73)              (58)        (97)        180
---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by (used in) investing
          activities                                        (6,780)         (916)           (2,705)     (1,940)         63
---------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in due to ICC Industries Inc.                    1,332         1,385                 -      14,525      11,545
   Borrowings of long-term debt                              5,327           997                 -           -       2,142
   Equipment loan borrowings                                     -             -             1,943           -           -
   (Repayments of long-term debt)                           (4,046)            -              (730)     (3,658)          -

   (Repayments of capital lease)                            (2,093)       (1,129)             (977)     (1,337)     (2,687)

   Refinancing of capital leases                                 -             -                 -           -       4,000
   Proceeds from issuance of common
   stock under rights offering and stock options                 9             -                 -           -           -
---------------------------------------------------------------------------------------------------------------------------
        Net cash provided by financing activities              529         1,253               236       9,530      15,000
---------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                346           (91)               66          25         (47)
Cash beginning of year                                          17           108                83          83         130
---------------------------------------------------------------------------------------------------------------------------
Cash end of year                                           $   363      $     17        $      149     $  108     $     83
---------------------------------------------------------------------------------------------------------------------------
                                     The accompanying notes are an integral part of these consolidated financial statements

Pharmaceutical Formulations, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
($ in thousands, except per share amounts)

1.	Nature of the Business and Related Parties

Pharmaceutical Formulations, Inc. and its subsidiaries (collectively, "PFI" or the "Company") are primarily engaged in the manufacture and distribution of over-the-counter solid dosage pharmaceutical products in tablet, caplet and capsule form, which are sold under customers' private labels. The products are sold throughout the United States. The Company also supplies bulk products to secondary distributors and re-packers as well as smaller competitors who do not have sophisticated research and development departments. PFI is also engaged in contract manufacturing of selected branded products for well-known major pharmaceutical companies. The Company is also engaged in the testing and research and development of new drug and health care products.

In May 2003, the Company acquired Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas ("Konsyl"). Konsyl is a manufacturer and distributor of powdered dietary natural fiber supplements. The products are manufactured at its plant in Easton, Maryland and are sold, both domestically and internationally, to pharmaceutical wholesalers, drugstore chains, mass merchandisers, grocery store chains and grocery distributors. Products are sold under both the "Konsyl®" brand name and various private labels. For the year ended January 3, 2004, Konsyl represented 8.7% of consolidated net sales.

As of January 3, 2004, ICC Industries Inc. ("ICC") owned a total of 74,488,835 shares of our common stock, representing approximately 87.3% of the total number of shares outstanding on that date. See Note 10 for further discussion of stock transactions. The following additional transactions with ICC are reflected in the consolidated financial statements as of or for the periods presented:

                                                                         Six Months              Years Ended
                                     Year Ended       Six Months            Ended           ----------------------
                                     January 3,         Ended         December 29, 2001     June 29,      June 30,
                                        2004      December 28, 2002     (unaudited)           2002          2001
------------------------------------------------------------------------------------------------------------------
Inventory purchases                   $  7,511         $ 3,508            $   320           $  1,438      $  2,163
Services and finance fees                1,107             554                805              1,213         1,656
Accounts payable                        11,761           7,027                  -              4,845         6,533
Note payable                            21,729          18,902             12,560             18,322        16,404
------------------------------------------------------------------------------------------------------------------
2.	Financial Results and Liquidity

As of January 3, 2004, the Company has negative working capital of $1,815, an accumulated deficit of $77,769 and a stockholders' deficit of $18,712. In addition, the Company has had net losses of $1,841 and $6,888 for the years ended January 3, 2004 and June 29, 2002. In view of these matters, realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities. Management plans are outlined below.

We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the initiatives detailed below. Net sales in each quarter of the six consecutive quarters ended January 3, 2004 exceeded the net sales of the same period in the prior year. We continue to pursue our plan to increase revenues and improve operational efficiencies to increase profitability. As part of these initiatives, we have undertaken the following:

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

We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC (see note 1), will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through March 31, 2005. On May 15, 2003, we reached an agreement with The CIT Group/Business Credit, Inc. to extend our existing revolving credit facilities to December 31, 2006 and the credit line with CIT was increased from $15 million to $20 million, including a term loan of $2 million to be repaid over forty months with interest at prime plus 0.75%. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2005. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

3.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pharmaceutical Formulations, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year

During December 2002, the Company changed its fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. The current fiscal year is the 53 weeks ended January 3, 2004. The information for the six months ended December 29, 2001 is unaudited and reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the six months ended December 29, 2001. Such adjustments consist of normal recurring accruals. The year end for Konsyl is December 31.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets (five to fifteen years). Leasehold and building improvements are amortized over the lives of the respective leases. The cost of maintenance and repairs is expensed as incurred.

Revenue Recognition

Revenue from product sales is recognized, net of estimated provisions for sales allowances, when the merchandise is shipped to an unrelated third party pursuant to Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the product has occurred; (iii) the selling price is both fixed and determinable and (iv) collectibility is reasonably assured. Our customers consist primarily of large retailers. Provisions for sales discounts, allowances and returns are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as its best estimate at the time of sale based on its historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses if the payment will be settled through a direct payment to the customer.

We do not provide any price protection to its customers and generally accepts returns only if the goods are damaged.

Accounts Receivable and Concentration of Credit Risk

Financial instruments that potentially subject we to credit risk consist principally of trade receivables. Trade receivables consist of sales of products to retail customers. We extend credit to a substantial number of its customers and perform ongoing credit evaluations of those customers' financial condition while, generally, requiring no collateral. Customers that have not been extended credit by we are on a cash in advance basis only.

We review accounts receivable on a monthly basis to determine if any accounts receivable will potentially be uncollectible. We include any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe our allowance for doubtful accounts as of January 3, 2004 and December 28, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

Substantially all accounts receivable serves as collateral for our loan agreements.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance has been recorded against amounts that we believe are not likely to be realized. Future changes in the valuation allowance will be recognized in the period of change.

Purchase Price Allocation

The fair values of acquired assets were based upon management's estimates with the assistance of independent professional valuation firms. Certain of the acquired assets were intangible in nature, including trademarks. Management employed an independent valuation firm to assist in determining the fair value of these intangible assets. The excess purchase price over the amounts allocated to the assets was recorded as goodwill.

All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined on a first in, first out (FIFO) basis. An allowance is established when management determines that certain inventories may not be saleable at normal sales prices. These allowances are based on management's judgments and may be subject to changes in the near term. Any changes in estimate would be recorded in the period of change.

Earnings Per Share

We account for earnings per share under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and convertible notes and the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options and warrants.

Basic and diluted losses per share are the same in each of the periods presented, because the impact of dilutive securities is anti-dilutive or insignificant.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, inventories, property and equipment, intangible assets and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

Long-Lived Assets

The Company's long-lived assets include property and equipment, intangible assets and goodwill. Intangible assets consist primarily of trademarks, which were determined to have an indefinite life based on an independent appraisal.

The Company follows SFAS No. 142, "Goodwill and Other intangible Assets", which eliminated the amortization of purchased goodwill and intangible assets with indefinite lives. As a result, the Company is not amortizing the goodwill resulting from the Konsyl acquisition. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are tested annually and more frequently if an event occurs which indicates the goodwill and intangible assets with indefinite lives may be impaired. SFAS No. 142 requires companies to use a fair value approach to determine whether there is an impairment event.

As of January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" which supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of". Under SFAS No. 144, long-lived assets other than those covered by SFAS 142 are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to: (a) a significant decrease in the market price of a long-lived asset (or asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (or asset group), including as adverse action or assessment by a regulator; (d) as accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (or asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (or asset group); and (f) a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company's management believes that no such event or change has occurred.

Stock-Based Compensation

At January 3, 2004, the Company has stock-based compensation plans, which are described more fully in Note 10. As permitted by SFAS No. 123, "Accounting for Stock- Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company's stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net loss for the periods presented, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The stock based compensation cost included in net loss for the year ended January 3, 2004 reflects issuance of restricted shares (Note 10).

Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the year ended January 3, 2004, six months ended December 28, 2002 and for the years ended June 29, 2002 and June 30, 2001 would have been as follows:

-------------------------------------------------------------------------------------------------
                                    Year Ended    Six Months Ended           Years Ended
-------------------------------------------------------------------------------------------------
                                    January 3,      December 28,
                                       2004             2002        June 29, 2002   June 30, 2001
-------------------------------------------------------------------------------------------------
Net income (loss) as reported         $(1,841)           $  544         $(6,888)       $(14,592)
-------------------------------------------------------------------------------------------------
Add: Stock based employee
compensation expense included in
reported net income, net of
related tax effects
-------------------------------------------------------------------------------------------------
Deduct: Total stock based
employee compensation determined
under fair value method for all
awards, net of related tax effects       (80)             (102)            (47)            (53)
-------------------------------------------------------------------------------------------------
Proforma net income (loss)             (1,921)           $  442         $(6,935)       $(14,645)
-------------------------------------------------------------------------------------------------
Basic and diluted income
(loss) per share
-------------------------------------------------------------------------------------------------
As reported                          $  (0.02)           $ 0.01         $ (0.12)       $  (0.49)
-------------------------------------------------------------------------------------------------
Proforma                             $  (0.02)           $ 0.01         $ (0.12)       $  (0.49)
-------------------------------------------------------------------------------------------------

The weighted average assumptions used for the years or periods presented are as follows:

-----------------------------------------------------------------------------------------------------
                                    Year Ended       Six Months Ended             Years Ended
-----------------------------------------------------------------------------------------------------
                                  January 3, 2004   December 28, 2002   June 29, 2002   June 30, 2001
-----------------------------------------------------------------------------------------------------
Risk-free interest rate                      3.2%                2.4%             3.6%           3.6%
-----------------------------------------------------------------------------------------------------
Expected dividend yield                         -                   -                -              -
-----------------------------------------------------------------------------------------------------
Expected lives                            5 years             5 years          5 years        5 years
-----------------------------------------------------------------------------------------------------
Expected volatility                          139%                125%             125%            55%
-----------------------------------------------------------------------------------------------------

Shipping and Handling Fees and Costs

Shipping and handling fees charged to customers are included in the Company's net sales. Shipping and handling costs which approximated $1,525, $750, $1,350 and $1,400 in fiscal 2003, transition 2002, fiscal 2002 and 2001, respectively, were charged to selling and shipping expenses. Shipping and handling costs are included in the caption Selling, general and administrative on the Statement of Operations.

Advertising Expenses

Advertising expenses are expensed when incurred and were $430, $242, $369 and $172 in fiscal 2003, six months ended December 29, 2002, Fiscal 2002 and Fiscal 2001, respectively.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires a guarantor to recognize, at the inception of a qualified guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is effective on a prospective basis for qualified guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The adoption of this Interpretation did not have a material impact on the Company's financial position or results of operations.

Fair Value and Financial Instruments

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

Collective Bargaining Agreement

Substantially all of the Company's non-management employees are covered by a collective bargaining agreement, which expires in October 2004.

4.	Acquisition of Konsyl Pharmaceuticals, Inc.

On May 15, 2003, the Company completed its acquisition of the common stock of Konsyl for an aggregate purchase price of $9,596 which consisted of the following:

                         Cash (including
                         transaction costs)       $   6,502
                         Konsyl Cash                    350
                         Seller Note                  2,500
                         Warrants                       244
                                                  ---------
                                                  $   9,596
                                                  =========

The Company purchased Konsyl as part of its strategy of expanding into branded products with higher gross margins and to exploit distribution channel synergies between the two companies. The operations of Konsyl have been included from the May 15, 2003 date of acquisition.

The warrants included in the purchase price are warrants to purchase an aggregate of 1.2 million shares of PFI common stock at an exercise price of $.204 per share which are exercisable immediately through April 15, 2010.

The acquisition has been accounted for as a purchase; accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The fair values of these items were based upon management's estimates with the assistance of independent professional valuation firms. Certain of the acquired assets were intangible in nature, including trademarks. Management employed an independent valuation firm to assist in determining the fair value of these intangible assets. The excess purchase price over the amounts allocated to the assets was recorded as goodwill.

All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

The following summarizes the allocation of purchase price to net assets acquired and liabilities assumed:

                    Cash                                $     493
                    Accounts Receivable                     1,324
                    Inventory                               2,129
                    Prepaid expenses                          474
                    Property, plant and equipment, net      1,527
                    Other assets                              287
                    Goodwill                                2,978
                    Trademarks                              1,740
                    Less Accounts payable                    (464)
                         Deferred taxes                    (1,242)
                                                            -----

                                                           $9,246
                                                           =======

The transaction was financed by a combination of asset-based and term loan financing aggregating $3.7 million from PFI's existing lender, CIT Business Credit ("CIT"), as well as a loan of $1,627 from ICC and $595 of equipment financing facilitated by ICC and a five year note to the former stockholder of Konsyl in the amount of $2,500, Konsyl's own cash of $350, a cash payment of $230, including transaction costs.

None of the goodwill is expected to be tax deductible.

Equipment and other physical property of Konsyl which were acquired are used for the manufacture, marketing and distribution of powdered dietary natural supplements; the Company plans to continue to use these assets for the same purpose.

In connection with PFI's acquisition of Konsyl, PFI, Konsyl and Mr. Frank X. Buhler, the former majority stockholder of Konsyl, entered into a consultancy agreement for one year at $5 per month. In addition, Mr. Buhler was elected to the Board of Directors of PFI at the annual meeting of the stockholders of PFI.

The Company leases its Easton, Maryland facility from a company partially owned by Frank Buhler (see note 8).

The following unaudited pro forma summary presents certain financial information as if the acquisition of Konsyl had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on such dates, nor is it indicative of future results.

                                                                Year Ended
                                                  ---------------------------------
                                                     January 3,      December 28,
                                                        2004             2002
                                                  ---------------  ----------------

     Net sales                                        $76,510          $70,755
     Net loss                                         $(3,345)           $(447)
     Basic and diluted loss per common share           $(0.04)          $(0.01)
5.	Inventories

Inventories consist of the following:

                                         January 3, 2004      December 28, 2002
     ---------------------------------------------------------------------------
     Raw materials                               $ 5,676               $  4,423
     Work in process                               1,233                  1,315
     Finished goods                                7,143                  7,393
     ---------------------------------------------------------------------------
                                                 $14,052               $ 13,131
     ---------------------------------------------------------------------------

Additionally, prepaid expenses includes prepayments to vendors of $502 and $843 as of January 3, 2004 and December 28, 2002, respectively.

Inventory reserves, which are are primarily attributable to finished goods were $359 and $704 at January 3, 2004 and December 28, 2002 respectively.

6.	Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                         January 3, 2004      December 28, 2002
     ---------------------------------------------------------------------------
     Land and building                          $  8,348               $  8,348
     Leasehold improvements                        7,315                  6,246
     Machinery and equipment                      22,055                 19,557
     Data processing equipment                     4,565                  4,424
     Laboratory equipment                          2,677                  2,575
     Furniture and fixtures                          463                    432
     Construction in progress                        572                  1,170
     Other                                           908                    600
     ---------------------------------------------------------------------------
                                                  46,903                 43,352
     Less: Accumulated depreciation
           and amortization                       32,474                 29,550
     ---------------------------------------------------------------------------
                                                $ 14,429              $  13,802
     ---------------------------------------------------------------------------

Substantially all property, plant and equipment is pledged as collateral under various capital leases and equipment loans.

Assets under capital leases at January 3, 2004 and December 28, 2002 were $4,370 and $3,766, respectively. Accumulated amortization at January 3, 2004 and December 28, 2002 was $4,105 and $2,707, respectively.

7.	Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

                                                 January 3, 2004             December 28, 2002
--------------------------------------------------------------------------------------------------
                                              Long-Term      Capital       Long-Term       Capital
                                                Debt         Leases          Debt          Leases
--------------------------------------------------------------------------------------------------
Term loan due ICC (a)                           $21,729                     $18,902

Revolving loan due CIT (b)                       11,519                      10,640

Term loan due CIT (b)                             1,650

Note payable to ANDA Investments, Ltd. (c)        2,250

Convertible subordinated debentures,
  $1,000 face value (d)                           1,179                       1,719

Convertible subordinated debentures (d)             330                         331

Building sale/leaseback (e)                                   $  717                       $1,825

Capital equipment lease obligations (f)                        4,370                        3,766

Equipment loan (g)                                1,122                       1,579
--------------------------------------------------------------------------------------------------
                                                 39,779        5,087         33,171         5,591

Less current portion (h):                         6,296        2,144          4,269         2,461
--------------------------------------------------------------------------------------------------
                                                $33,483       $2,943        $28,902        $3,130
--------------------------------------------------------------------------------------------------
a)	On September 27, 2003 the Company modified its term loan and security agreement with ICC. The loan principal under this agreement was $21,289. Principal payments began on January 31, 2004 at $225 per month and in increasing amounts thereafter with a final payment of $18,139 in January 2005. Interest is payable monthly at the prime rate (4 % at January 3, 2004). The loan is secured by a secondary security interest in all of the assets of PFI.

On May 15, 2003, in connection with the acquisition of Konsyl Pharmaceuticals, Inc., the Company borrowed $500 from Brown Brothers, through ICC. Principal payments to Brown Brothers began on July 1, 2003 at $10 per month with a final payment of $320 in January 2005. Interest is payable monthly at 4.5%. The current portion of this obligation is included in due to ICC on the balance sheet.

b)	The Company has a revolving credit facility with CIT, which is secured by accounts receivable and inventory, which expires on December 31, 2006. Advances under this credit line are limited to the sum of eligible accounts receivable and eligible inventory, as defined, up to a maximum limit of $20,000 of which $2,000 is guaranteed by ICC. Interest is payable monthly, at the prime rate + 2% (6% at January 3, 2004). The loan agreement contains certain covenants, which, among other things, prohibit the Company, subject to prior approval of the lender, from making dividend payments. As of January 3, 2004, the Company had $805 available on such credit line.

The above agreement includes certain financial covenants including a requirement to maintain minimum tangible net worth, net worth for Konsyl, and minimum net income on a rolling three-month basis.

The Company was in violation of certain financial covenants (specifically the minimum tangible net worth and the minimum net income covenants) within its agreement with CIT as of January 3, 2004. The Company has obtained a waiver-dated March 25, 2004 from CIT stating that such breaches and defaults under the financing agreement shall not be deemed to be defaults or events of default under the financing agreement. The waiver states that on and after the date of the waiver, the Company shall be in compliance with all of the terms and provisions of the Financing Agreement. The waiver also states that it waives only the specific events of default noted in the waiver and does not waive any other existing events of default or future events of default. The Company does not believe that there are any other events of default under the agreement.

The Company and CIT are currently negotiating to amend the covenants. Additionally, on March 29, 2004, the President of ICC signed the waiver letter reaffirming ICC's guarantee of this debt. There can be no guarantees that the Company will not be in default on these covenants in the future.

In connection with the acquisition of Konsyl Pharmaceuticals, Inc., CIT extended a term loan of $2,000 which is repayable over 40 months at the prime rate + .75% (4.75% at January 3, 2004). Payments of $350 have been made in Fiscal 2003.

The Company has a requirement to maintain a lockbox with the bank.

c)	On May 15, 2003, in connection with the acquisition of Konsyl Pharmaceuticals, Inc., the Company issued a note of $2,500 to Frank X. Buhler (ANDA Investments, Ltd.). The note is repayable at $125 quarterly with a balloon payment of $625 in April 2007 and bearing interest at 7% per annum.

d)	At January 3, 2004, PFI had an aggregate of $1,179 outstanding principal amount of convertible subordinated debentures due June 15, 2004 (originally due June, 2002) (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $.34 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par, plus an applicable premium, as defined.

At January 3, 2004, PFI had an aggregate of $330 outstanding principal amount of convertible subordinated debentures due June 15, 2004 (originally due June, 2002) (the "8 ¼ % Debentures") with interest payable annually. The holders of the 8 ¼ % debentures may convert them at any time into shares of common stock at a conversion price of $.34 per share. The Company has no right to redeem the 8¼ % Debentures.

In June 2003, we made an additional offer to holders of our 8% and 8 ¼ % Debentures to extend payment of these remaining outstanding bonds to June 15, 2004. An aggregate carrying value of $541 was redeemed and an aggregate carrying value of $1,509 was extended in accordance with the offer.

e)	In August 1989, PFI entered into a sale and leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent was $107 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commencement and on each thirtieth month thereafter. On January 1, 2000, the monthly base rent increased to $165. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building has been recorded as a capital lease and the deferred gain on the sale and leaseback of approximately $750 ($23 and $87 as of January 3, 2004 and December 28, 2002, respectively) has been deferred and is being amortized over the term of the original lease. The lease was capitalized at the net present value of the future minimum rental payments ($8,348), assuming a 13 1/4% interest rate factor, and is amortized over the term of the original lease.

In November 2003, the Company extended its lease for its manufacturing facility. This extension has a term of fifteen years with base rent (covering a period from October 1, 2003 - September 30, 2008) of $1,764 per annum. Subsequent period rent are calculated using an adjustment to reflect inflation. This lease has been classified as an operating lease.

f)	The Company leases various equipment under capital lease agreements. The terms of the leases vary from five to six years with monthly rentals ranging from $40 to $98. In December 2000, three capital lease agreements were refinanced with one $4,000 capital lease agreement payable over 5 years. This agreement is guaranteed by ICC. The interest rates under all capital leases range from 4% to 9%.

In June 2002 we borrowed $672 under capital equipment leases to fund the acquisition of new operating equipment. The leases are generally repayable over seven years and bear interest at a floating rate (3.82% at January 3, 2004).

In March, May, November, and December 2003 we borrowed $994 under capital leases to fund the acquisition of machinery and equipment. Additionally, in July 2003 an aggregate of $595 of debt advanced to us by ICC in connection with the purchase of Konsyl was repaid from the proceeds of a capital equipment financing of the same amount. The assets financed were the assets that were purchased in the Konsyl acquisition. The capital lease is payable over four years with monthly payments of $13 and bears interest of 4.07%.

g)	In December 2001, we entered into an equipment financing arrangement with G.E. Capital Corporation for $1,943, whereby certain operating leases were converted to an equipment loan. The loan is repayable monthly over 4 years and bears interest at a floating rate (4.47% at January 3, 2004). This loan is guaranteed by ICC.

h)	Current portion of long term debt includes $3,270 and $1,785 as of January 3, 2004 and December 28, 2002 included in due to ICC.

The Company's debt and obligations under capital leases mature in calendar years as follows:
                                                  Capital Lease        Long-Term Debt
                                                   Obligations
---------------------------------------------- --------------------- --------------------
2004                                                    $2,416                $ 6,296
2005                                                     1,914                 20,264
2006                                                       576                 12,469
2007                                                       287                    750
2008                                                       220                     -
Thereafter                                                 135
============================================== --------------------- --------------------
Total Payments                                            5,548               $39,779
==============================================                       --------------------
Less: Amount representing interest                         (461)
============================================== ---------------------
Present value of net minimum lease payments              $5,087
---------------------------------------------- ---------------------
8.	Commitments and Contingencies

Lease Commitments

(a) Distribution/Konsyl Facility:

In fiscal 1996, the Company entered into a long-term lease for a building adjacent to our manufacturing facility. The lease term is ten years with two five-year renewal options. The lease is classified as an operating lease. The rent payments are $319 per annum for the first five years and $342 per annum for the balance of the initial term. During Fiscal 2003, Konsyl began using part of this property as a sales office.

(b) Easton Md Lease:

As of May 15, 2003, the Company signed a lease with ANDA Investments, Ltd, an entity controlled by Frank Buhler, a director of the Company. This lease has a term of five years. Base rent under this lease is $200 per annum. The lease also has a purchase option whereby the Company can purchase the building for $2,250 through May 15, 2006. The Company is responsible for its share of real estate taxes and utilities for such premises.

Rent expense during the year ended January 3, 2004 was $125.

(c) Manufacturing Facility Lease:

In November 2003, the Company extended its lease for its manufacturing facility. This extension has a term of fifteen years with base rent (covering a period from October 1, 2003- September 30, 2008) of $1,764 per annum. Subsequent period rent is calculated using an adjustment to reflect inflation. This lease has been classified as an operating lease

(d) Minimum operating lease commitments:

Rent expense during the year ended January 3, 2004, the six months ended December 29, 2002, the year ended June 29, 2002 and 2001 was $2,441, $1,161, $2,327 and $2,250, respectively. As of January 3, 2004, the Company had the following operating lease commitments:

Fiscal 2004	2,312
Fiscal 2005	2,141
Fiscal 2006	1,970
Fiscal 2007	1,970
Fiscal 2008	1,862
Thereafter	17,553

Contingencies

(a) Fiorito vs. PFI

In March 2002, action was brought against PFI in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective product. The Company believes the lawsuit is without merit and is vigorously defending against it.

(b) Case relating to Max Tesler

In May 1998, the Company brought an action in Middlesex County Superior Court, NJ against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action is still pending.

(c) Apotex Corporation and Torpharm vs. PFI

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

Defined Contribution 401(k) Plan

The Company has a defined contribution 401(k) plan whereby the Company matches employee contributions of up to 50% of the employee's first 4% of contributions. The Company's contributions for the 401(k) employee match was approximately $214, and $205 for the year ended January 3, 2004 and December 29,2002.

9.	Income tax (benefit) consists of the following federal taxes:

                                                Six Months
                           Year Ended              Ended                Year Ended      Year Ended
                           January 3,           December 28,             June 29,        June 30,
                             2004                 2002                    2002             2001
--------------------------------------------------------------------------------------------------------
Current                    $(1,492)              $(398)                 $(1,360)             -
Deferred                      (369)               (715)                     -                -
--------------------------------------------------------------------------------------------------------
Total income tax
expense (benefit)          $(1,861)            $(1,113)                 $(1,360)             -
--------------------------------------------------------------------------------------------------------

The Company's income tax (benefit) differs from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax loss as a result of the following:

                                                   Six Months
                                   Year Ended           Ended            Year Ended        Year Ended
                                   January 3,        December 28,         June 29,         June 30,
                                     2004                2002               2002              2001
--------------------------------------------------------------------------------------------------------
Statutory U.S. tax (benefit)        $(1,295)            $(199)           $(2,804)           $(4,961)
Increase (decrease) resulting
from:
   Net change in valuation
     account                           (570)             (715)            $2,463             $5,871
   State Net Operating Loss
     carryforward                                                          $(227)
   Difference in effective rate                                            $(137)
   Other                                  4              (199)             $(655)             $(910)
--------------------------------------------------------------------------------------------------------
Effective income tax (benefit)      $(1,861)          $(1,113)           $(1,360)                 -
--------------------------------------------------------------------------------------------------------

As of January 3, 2004, PFI had available net operating losses of approximately $30,843 for U.S. tax purposes, which will expire from 2004 through 2021. The utilization of losses that were generated prior to September 1991, which approximate $664 is limited to $166 per year for U.S. tax purposes due to the change in ownership resulting from ICC's investment. State income tax net operating loss carry forwards of approximately $40,035, which expire from 2006 through 2012, are available to us.

The operations of Konsyl are included in this income tax calculation beginning May 15, 2003 (date of acquisition).

As a result of the increase in ICC’s ownership of PFI (see Note 10), PFI began to file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, PFI will be reimbursed for the tax savings generated by ICC from the use of PFI’s losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group.

As of May 15, 2003, the Company recorded deferred tax liabilities of $1,242 relating to its acquisition of Konsyl. The Company recognized $214 of deferred tax benefits relating to the reversal of such liabilities during the year ended January 3, 2004.

Deferred tax assets are comprised of the tax effects of following temporary differences:

                                          January 3, 2004      December 28, 2002
--------------------------------------------------------------------------------
Deferred tax assets - short term:
   Deferred gain                               $    14               $    30
    Accounts Receivable                            232                   153
     Inventory                                     235                   313
     Passive income                                 39                    99
    Accrued Expenses                               180                   110
--------------------------------------------------------------------------------
Total deferred tax asset - short term              700                   705
Valuation allowance                                (87)                    -
--------------------------------------------------------------------------------
Net deferred tax asset - short term            $   613               $   705
--------------------------------------------------------------------------------

Deferred tax assets- long term:
   State net operating loss carryforward       $ 3,603               $ 2,740
    Federal net operating loss carryforward     10,795                 9,990
    Depreciation                                   234                   570
    Capital loss carry forward                     385                     -
    Acquisition fees                                42                     -
    Alternative minimum tax carry forward           10                    10
--------------------------------------------------------------------------------
Total deferred tax assets/(liabilities) -
  long term                                     15,069                13,310
Valuation allowance                            (14,812)              (13,300)
--------------------------------------------------------------------------------
Net deferred tax assets- long term             $   257               $    10
--------------------------------------------------------------------------------
Deferred tax liability-long term               $(1,028)                    -
--------------------------------------------------------------------------------

Based on the assessment of all available evidence, the Company had established a full valuation allowance against its deferred taxes as of June 30, 2002. During the six months ended December 28, 2002, in consideration of the tax sharing agreement with ICC, the Company reduced the valuation allowance by $715 to reflect temporary differences expected to be realized. As of January 3, 2004 the Company has recorded a valuation allowance principally relating to the value of the net operating loss and capital loss carryforwards.

As of January 3, 2004 and December 28, 2002 the net deferred tax asset (liability) of ($158) and $715 are included in the due to ICC as they will be realizable through the tax-sharing agreement.

10.	Equity Transactions

Each share of common stock has one vote.

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

In May 2002, we began a rights offering to all shareholders other than ICC. The offering was made to PFI's stockholders of record as of the close of business on May 7, 2002. The offering was also made to employees who held options on the Company's common stock. Rights holders were entitled to purchase one share of common stock for each right held at a price of $.34 per share. An aggregate of 34,467,741 shares of common stock would have been sold if all rights were exercised. The rights offering expired on December 22, 2002. Rights to acquire a total of 18,175 shares were exercised and shares were issued in February 2003.

In June and November 2003, the Compensation Committee of the Board of Directors granted an aggregate of 280,000 restricted shares to certain members of management and directors. By the terms of these grants, the officers and directors must be employed by the Company or members of the board as of January 1, 2004 in order to receive such compensation. These shares were valued at $181 and are reflected in additional paid in capital.

The Company has two stock option plans currently in effect, which are the 1994 Stock Option plan and the 1997 Stock Incentive Plan. The Company currently has 4,363,250 shares available for issuance under such plans. These plans provide for the issuance of incentive and non-qualified stock options to employees and directors.

Additionally, the Company has outstanding options and warrants under plans that are not approved by the shareholders aggregating 1,310,000.

The equity compensation plans not approved by shareholders are (a) warrants dated April 1, 1992 to CIT to purchase 100,000 shares of our common stock at a purchase price of $.75 per share and warrants dated March 30, 1993 to CIT to purchase 10,000 shares of our common stock at a purchase price of $.75 per share, (the exercise period for both of the CIT warrants were extended to December 31, 2006 on May 15, 2003; such warrants were issued or extended in the context of obtaining financing from CIT) and (b) warrants to purchase 1.2 million shares of common stock of PFI at an exercise price of $.204 per share issued to Frank Buhler as part of the purchase price for the stock of Konsyl in May 2003, which warrants are exercisable until April 15, 2010.

The Company recorded additional purchase price attributable to the warrants issued to Frank Buhler of $244,000 (Note 4). The Company did not record any expense relating to the extension of the CIT warrants as the options were out of the money and the effect was insignificant.

Options are granted at prices equal to or exceeding the market price of the stock on the date of grant. Options are exercisable one year from date of grant and expire five years from date of grant. The following is a summary of stock options issued, exercised, forfeited or canceled during the period from July 1, 2000 through January 3, 2004:

                                                              Shares          Weighted Average
                                                                               Exercise Price
--------------------------------------------------------------------------------------------------
Outstanding - July 1, 2000                                     855,000               $.49
Issued                                                         568,000               $.27
Forfeited                                                     (216,800)              $.48
--------------------------------------------------------------------------------------------------
Outstanding - June 30, 2001                                  1,206,200               $.36
Issued                                                         647,000               $.15
Forfeited                                                     (132,700)              $.28
--------------------------------------------------------------------------------------------------
Outstanding - June 29, 2002                                  1,720,500               $.29
Issued                                                       1,490,000               $.13
Expired or cancelled                                           (83,500)              $.84
--------------------------------------------------------------------------------------------------
Outstanding - December 28, 2002                              3,127,000               $.20
Issued                                                         280,000               $.54
Exercised                                                      (20,000)              $.14
Forfeited                                                      (72,000)              $.25
Expired or cancelled                                          (178,250)              $.25
--------------------------------------------------------------------------------------------------
Outstanding - January 3, 2004                                3,136,750               $.23
--------------------------------------------------------------------------------------------------
Exercisable  - January 3, 2004                               2,886,750               $.20
--------------------------------------------------------------------------------------------------

           The following table summarizes information about stock options outstanding at January 3, 2004:

                   Options Outstanding                     Options Exercisable
--------------------------------------------------------------------------------
                 Number        Weighted     Weighted                    Weighted
  Range of   Outstanding at    Average       Average       Number        Average
  Exercise     January 3,     Remaining     Exercise   Exercisable at   Exercise
   Prices         2004       Life (Years)     Price    January 3, 2004    Price
--------------------------------------------------------------------------------

    $0.24       75,000           1.8          $0.24        75,000        $0.24
      .31       50,000           0.5           0.31        50,000         0.31
     0.75      110,000           3.0           0.75       110,000         0.75
     0.23       75,000           1.0           0.23        75,000         0.23
     0.27      553,750           1.3           0.27       553,750         0.27
     0.15      583,000           2.8           0.15       583,000         0.15
     0.13    1,160,000           3.8           0.13     1,160,000         0.13
     0.16      250,000           3.8           0.16       250,000         0.16
     0.39       10,000           4.3           0.39        10,000         0.39
     0.54      270,000           4.6           0.54        20,000         0.54
--------------------------------------------------------------------------------
             3,136,750                        $0.23     2,886,750        $0.20
--------------------------------------------------------------------------------

The weighted average fair market values of options granted during fiscal year 2003, six months ended December 28, 2002 and fiscal years 2002 and 2001 were $.53, $.13, $.15 and $.11, respectively.

As of January 3, 2004, substantially all outstanding stock options expire at various dates through fiscal year 2008. These options were granted at prices which were at or above quoted market value on the dates granted.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issue Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services". All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received of the fair value of the equity instrument issued, whichever is more reliably measurable.

11.	Major Customers and Products

Sales to customers which represented more than 10% of consolidated gross sales in any one or more of fiscal 2003, the six months ended December 28, 2002, fiscal 2002 and fiscal 2001 were as follows:

                                                           Six Months
                                   Year Ended                Ended                         Years Ended
     Customer                   January 3, 2004        December 28, 2002       June 29, 2002        June 30, 2001
                             ----------------------- ----------------------- ------------------- ---------------------
     Dollar General                    10%                     9%                   8%                    9%
     Target                            11%                    12%                   0%                    0%
     Costco                             8%                    12%                  14%                   13%
     CVS                                5%                     6%                   7%                   13%

As of January 3, 2004 and December 28, 2002 the four customers mentioned above represented 52% and 45% of net accounts receivable, respectively.

For fiscal year 2003, six months ended December 28, 2002 and fiscal years 2002 and 2001 sales of ibuprofen represented 28%, 28%, 21% and 26% of net sales, respectively.

12.	Goodwill and Intangible Assets

As discussed in Note 4, the Company acquired Konsyl in May 2003. Goodwill and trademarks with indefinite useful lives were obtained from such acquisition as well as an intangible with a finite useful life which is included in other assets. The Company believes it has one segment and one reporting unit of which Konsyl is a part.

According to the guidelines established under SFAS 142, there was no impairment issue for its reporting unit. At January 3, 2004, fair value of the Company's reporting unit was determined using the implied fair value approach.

In addition, included in other assets, is a plant purchase option with gross value of $280 and accumulated amortization of $58, and a net book value of $222, which is being amortized over a period of 3 years. Amortization expense for the year ended January 3, 2004 was $58. Amortization expense is expected to be $93 per year through 2006.

13.	Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

                                                             Six Months
                                      Year Ended                Ended                        Years Ended
                                   January 3, 2004        December 28, 2002       June 29, 2002      June 30, 2001
---------------------------------------------------------------------------------------------------------------------
Cash paid during the year:
  Interest                                 $3,440                $1,951                $4,474              $4,816
  State Tax Payments                          $39                   $18                  $185                  $6
---------------------------------------------------------------------------------------------------------------------

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

The Company leases various equipment under capital lease agreements. The terms of the leases vary from five to six years with monthly rentals ranging from $40 to $98. In December 2000, three capital lease agreements were refinanced with one $4,000 capital lease agreement payable over 5 years. This agreement is guaranteed by ICC. The interest rates under all capital leases range from 4% to 9%.

In June 2002 we borrowed $672 under capital equipment leases to fund the acquisition of new operating equipment. The leases are repayable over four to six years and bear interest at a floating rate (3.82% at January 3, 2004).

In November, 2003 we borrowed $994 under capital leases to fund the acquisition of machinery and equipment. Additionally, in July 2003 an aggregate of $595 of debt advanced to us by ICC in connection with the purchase of Konsyl, was repaid from the proceeds of a capital equipment financing of the same amount. Assets were financed were the assets that were purchased in the Konsyl acquisition. The capital lease is payable over four years with monthly payments of $13 and bears interest of 4.07%.

The acquisition of Konsyl (Note 4) was financed by a $2,500 note to the seller.

14.	Quarterly Data (Unaudited)

                                                                           Three Months Ended

                                                     March 29      June 28      September 27   January 3, 2004
                                                     ---------     -------      ------------   ---------------

                                                                   (In thousands, except per share data)

2003

Net sales                                                16,214      17,579            18,613            20,095

Gross profit                                              2,269       3,037             3,779             3,903

Operating income (loss)                                    (79)        (51)               228             (465)

Net (loss)                                                (548)       (367)             (380)             (546)

Net (loss) attributable to common shareholders            (548)       (367)             (380)             (546)

(Loss) per common share, basic and diluted                (.01)         .00               .00             (.01)

                                                                   Three Months Ended

                                                           September 28          December 28
                                                          --------------         -------------

                                                         (In thousands, except per share data)

2002
-----

Net sales                                                     $15,944             $17,279

Gross profit                                                    2,881               2,861

Operating income                                                  581                 470

Net income                                                         61                 483

Net income attributable to common shareholders                     61                 483

Income per common share, basic and diluted                       0.00                0.01

During the quarter ended December 28, 2002, the Company recorded a $715 tax benefit, which represents a decrease on the Company's deferred tax valuation allowance.

                                                                           Three Months Ended

                                                   September 29,       December 29,        March 30,         June 29,
                                                       2001               2002              2002               2002
                                                   -------------      -------------       -----------       ----------
                                                                     (In thousands, except per share data)

Net sales                                            $13,274            $12,850           $12,668           $13,665

Gross profit                                           1,659                755             1,255             2,277

Operating  (loss)                                       (861)            (1,772)           (1,034)             (383)

Net (loss)                                            (2,069)            (2,877)           (1,287)             (655)

Net (loss) attributable to common shareholders        (2,119)            (2,927)           (1,287)             (655)

(Loss) per common share, basic and diluted             (0.07)             (0.07)            (0.02)            (0.01)

                                                         Additions     Deductions
                                         Balance at     charged to     write-offs
Allowance for doubtful accounts         beginning of      costs &     uncollectible   Balance at end
                                           period        expenses       accounts         of period
----------------------------------------------------------------------------------------------------

Year ended January 3, 2004                   $407           $794            $620           $581
----------------------------------------------------------------------------------------------------
Six months ended December 28, 2002           $770           $114            $477           $407
----------------------------------------------------------------------------------------------------
Year ended June 29, 2002                     $706           $285            $221           $770
----------------------------------------------------------------------------------------------------
Year ended June 30, 2001                     $406           $422            $122           $706
----------------------------------------------------------------------------------------------------

Exhibit Index

10.7 (E)	Term Loan and Security Agreement dated as of September 27, 2003 between ICC and the Registrant.

10.15	Employment agreement with A. Ernest Toth, Jr., dated February 4, 2004

23.1	Consent of Grant Thornton LLP as the Independent Certified Public Accountants with respect to the fiscal year ended January 3, 2004

23.2	Consent of BDO Seidman LLP as the Independent Certified Public Accountants with respect to the six month period ended December 28, 2002 and each of the two years in the period ended June 29, 2002

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002