Form 10-Q
period 2004-04-03
PHARMACEUTICAL FORMULATIONS INC
filed 2004-05-20
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

| x |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	April 3, 2004

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
|  |  Yes   |X|   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). |  |  Yes   |X|   No

The number of shares outstanding of common stock, $.08 par value, as of May 11, 2004 was 85,955,787.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1      FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      April 3,
                                                                                        2004           January 3,
                                                           ASSETS                    (Unaudited)         2004
                                                                                ----------------    ----------------
CURRENT ASSETS
   Cash                                                                           $   624,000        $    363,000
   Accounts receivable - net of allowances of $352,000 and $581,000                 9,631,000           9,662,000
   Inventories                                                                     13,626,000          14,052,000
   Prepaid expenses and other current assets                                          998,000           1,373,000
                                                                                ----------------    ----------------
              Total current assets                                                 24,879,000         25,450,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
        of $32,973,000 and $32,474,000                                             14,510,000         14,429,000
GOODWILL                                                                            2,978,000          2,978,000
TRADEMARKS                                                                          1,740,000          1,740,000
OTHER ASSETS                                                                          362,000            382,000
                                                                                ----------------    ----------------
                                                                                 $ 44,469,000        $44,979,000
                                                                                ================    ================

                                    LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES
   Current portion of long-term debt                                             $  3,031,000        $ 3,026,000
   Current portion of capital lease obligations                                     1,846,000          2,144,000
   Due to ICC Industries Inc.                                                      12,248,000         11,856,000
   Accounts payable                                                                 8,904,000          8,021,000
   Accrued expenses                                                                 2,040,000          2,218,000
                                                                                ----------------    ----------------
              Total current liabilities                                            28,069,000         27,265,000
                                                                                ----------------    ----------------
LONG-TERM DEBT DUE ICC INDUSTRIES INC.                                             19,289,000         18,459,000
                                                                                ----------------    ----------------
LONG-TERM DEBT, OTHER                                                              14,607,000         15,024,000
                                                                                ----------------    ----------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                 2,591,000          2,943,000
                                                                                ----------------    ----------------

STOCKHOLDERS' (DEFICIENCY)
   Common stock, par value $.08 per share; 200,000,000 shares authorized;
      85,755,787 shares issued and outstanding                                      6,861,000          6,861,000
   Capital in excess of par value                                                  52,196,000         52,196,000
   Accumulated deficit                                                            (79,144,000)       (77,769,000)
                                                                                ----------------    ----------------
              Total stockholders' (deficiency)                                    (20,087,000)       (18,712,000)
                                                                                ----------------    ----------------
                                                                                 $ 44,469,000        $44,979,000
                                                                                ================    ================

The accompanying notes are an integral part of these condensed consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                        Three Months Ended
                                                                                ------------------------------------
                                                                                   April 3,            March 29,
                                                                                     2004                2003
                                                                                ----------------    ----------------
REVENUES
  Gross sales                                                                    $ 18,904,000        $16,533,000
  Less: Sales discounts and allowances                                                543,000            319,000
                                                                                ----------------    ----------------
         NET SALES                                                                 18,361,000         16,214,000
                                                                                ----------------    ----------------
COST AND EXPENSES
  Cost of goods sold                                                               15,711,000         13,945,000
  Selling, general and administrative                                               3,876,000          2,289,000
  Research and development                                                             71,000             59,000
                                                                                ----------------    ----------------
                                                                                   19,658,000         16,293,000
                                                                                ----------------    ----------------
         LOSS FROM OPERATIONS                                                      (1,297,000)           (79,000)
                                                                                ----------------    ----------------
OTHER INCOME (EXPENSE)
  Interest expense                                                                   (741,000)          (809,000)
  Other, net                                                                          (85,000)            44,000
                                                                                ----------------    ----------------
                                                                                     (826,000)          (765,000)
                                                                                ----------------    ----------------
         LOSS BEFORE INCOME TAX BENEFIT                                            (2,123,000)          (844,000)
INCOME TAX BENEFIT                                                                    748,000            296,000
                                                                                ----------------    ----------------
NET LOSS                                                                          $(1,375,000)       $  (548,000)
                                                                                ================    ================
LOSS PER SHARE - BASIC AND DILUTED                                                $     (0.02)       $     (0.01)
                                                                                ================    ================
BASIC AND DILUTED AVERAGE COMMON SHARES OUTSTANDING                                85,756,000         85,334,000
                                                                                ================    ================

The accompanying notes are an integral part of these condensed consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                           Three Months Ended
                                                                                 ------------------------------------
                                                                                     April 3,        March 29,
                                                                                      2004             2003
                                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                         $(1,375,000)       $  (548,000)
 Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                   546,000            660,000
      Amortization of bond discount and deferred financing costs                       40,000             40,000
      Amortization of deferred gain on sale/leaseback                                 (13,000)           (13,000)
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                               31,000            657,000
         Decrease (increase) in inventories                                           426,000           (246,000)
         Decrease (increase) in prepaid expenses and other assets                     331,000            (87,000)
         Increase in due to ICC Industries Inc.                                       500,000            801,000
         Increase (decrease) in accounts payable and accrued expenses                 740,000         (1,024,000)
                                                                                ----------------    ----------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES                           1,226,000            240,000
                                                                                ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment                                         (603,000)          (104,000)
                                                                                ----------------    ----------------
                NET CASH USED IN INVESTING ACTIVITIES                                (603,000)          (104,000)
                                                                                ----------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to ICC Industries Inc.                                             700,000             65,000
  (Repayments) of capital lease obligations                                          (650,000)          (587,000)
   (Repayments) borrowings of long term debt                                         (412,000)           408,000
   Issuance of common stock under rights offering                                         -                6,000
                                                                                ----------------    ----------------
                NET CASH USED IN FINANCING ACTIVITIES                                (362,000)          (108,000)
                                                                                ----------------    ----------------
NET INCREASE IN CASH                                                                  261,000             28,000
CASH, BEGINNING OF PERIOD                                                             363,000             17,000
                                                                                ----------------    ----------------
CASH, END OF PERIOD                                                              $    624,000        $    45,000
                                                                                ================    ================
NON CASH INVESTING AND FINANCING TRANSACTIONS:
Interest Paid                                                                    $    736,000        $   839,000
                                                                                ================    ================
Income Taxes Paid                                                                $      1,000        $     1,000
                                                                                ================    ================

During the three months ended March 29, 2003, capital expenditures of $395,000 were financed through equipment financings.

The accompanying notes are an integral part of these condensed consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements of Pharmaceutical Formulations, Inc. (the "Company", "we" or "us") have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of April 3, 2004, and its results of operations and cash flows for the three months ended April 3, 2004 and March 29, 2003.

The accounting policies followed by the Company are set forth in Note 3 of the Company’s consolidated financial statements as contained in the Form 10-K for the year ended January 3, 2004 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 3, 2004.

The results of operations for the three months ended April 3, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2005 or any other interim period.

The accompanying consolidated financial statements include the accounts of Pharmaceutical Formulations, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company acquired Konsyl Pharmaceuticals on May 15, 2003. The results of operations of Konsyl have been included in the Company’s results of operations beginning May 16, 2003.

During December 2002, the Company changed its fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. The current fiscal year is the 52 weeks ended January 1, 2005.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock- Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net loss for the periods presented, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the three-month periods ended April 3, 2004 and March 29, 2003 would have been as follows:

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    Three Months Ended
                                                                           -------------------------------------------
                                                                             April 3, 2004           March 29, 2003
                                                                           -----------------     --------------------

                Net loss as reported                                        $(1,375,000)          $ (548,000)

                Deduct:  Total stock-based employee
                   compensation determined under fair value
                   method for all awards, net of related tax effects            (22,000)             (34,000)
                                                                          -----------------     --------------------
                Proforma net loss                                           $(1,397,000)          $ (582,000)
                Basic and diluted loss per share
                As reported                                                     $ (0.02)             $ (0.01)
                Proforma                                                        $ (0.02)             $ (0.01)

                The weighted average assumptions used for the periods presented are as follows:

                                                                                    Three Months Ended
                                                                          ------------------------------------------
                                                                               April 3, 2004         March 29, 2003
                                                                          -----------------     --------------------
                Risk-free interest rate                                            3.24%               2.4%
                Expected dividend yield                                               -                  -
                Expected lives                                                  5 years             5 years
                Expected volatility                                                 140%               125%
Note 2	Financial Results and Liquidity

As of April 3, 2004, the Company has negative working capital of $3,190,000, an accumulated deficit of $79,144,000 and a stockholders’ deficit of $20,087,000. In addition, the Company has had net losses of $1,375,000 for the three months ended April 3, 2004 and $1,841,000 for the year ended January 3, 2004. In view of these matters, realization of a major portion of the Company’s assets is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities. Management plans are outlined below.

We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the initiatives detailed below. Note, however, that the FDA Warning Letter discussed in Note 3 may impact our ability to carryout the initiatives, objectives and actions noted below and otherwise affect our business, results of operations or financial condition. Net sales in each quarter of the seven consecutive quarters ended April 3, 2004 exceeded the net sales of the same period in the prior year. We continue to pursue our plan to increase revenues and improve operational efficiencies to increase profitability. As part of these initiatives, we have undertaken the following:

•	Continuing to expand our custom manufacturing for some major pharmaceutical companies.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC Industries Inc., our parent company, will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through March 31, 2005. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2005. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

See Note 6 below regarding waiver of our violation of certain debt covenants as of April 3, 2004.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3	Contingencies

Litigation

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
FDA Warning Letter

Our facilities are subject to periodic inspection by the Federal Drug Administration for, among other things, conformance to current Good Manufacturing Practices, or cGMP. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations). In January 2004, the FDA initiated an inspection of our Edison, New Jersey manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice concerning our compliance with cGMP, including observations related to training, personnel and control systems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter dated May 5, 2004 (received by us on May 11, 2004) relating to these observations. We are currently reviewing each of the observations in the warning letter and will prepare a written response to the FDA with an explanation of the corrective actions that we have taken or propose to take.We expect to be able to address the FDA’s observations in a timely and effective manner. While there can be no assurance that an adverse determination of any of the matters identified in the FDA’s warning letter could not have a material adverse impact on our business in any future period, management does not believe, based on the information currently known to it, that the warning letter, or the actions that need to be taken in response to such letter, will materially adversely affect our operations.

There can be no assurance, however, that our actions in response to the Form 483 and warning letter will be deemed adequate by the FDA or that additional actions will not be required by us. In addition, we remain subject to periodic FDA inspections and there can be no assurances that we will not be required to undertake additional actions to comply with the Federal Food, Drug and Cosmetic Act and any other applicable regulatory requirements. Any failure by us to comply with applicable regulatory requirements could have a material adverse effect on our ability to continue to manufacture and distribute our products. The FDA has many enforcement tools including recalls, seizures, injunctions, civil fines and/or criminal prosecutions. During the pendancy of any FDA action it is also possible that the FDA will not approve any NDAs or ANDAs that we may submit for products to be manufactured at this facility. At this time, the FDA has not taken any action other than to issue the Form 483 and warning letter. Any additional actions that the FDA may take could have a material adverse effect on our business, results of operations or financial condition.

Note 4	Inventories Inventories consist of the following:

                                                 April 3, 2004        January 3, 2004
                                                 -------------        ----------------
                 Raw materials                     $  4,845,000        $  5,676,000
                 Work in progress                     1,055,000           1,233,000
                 Finished goods                       7,726,000           7,143,000
                                                 ---------------      --------------
                                                   $ 13,626,000        $ 14,052,000
                                                 ===============      ==============

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Related Party Transactions

As of April 3, 2004, ICC owned a total of 74,488,835 shares of our common stock, representing approximately 87.3% of the total number of shares outstanding on that date. The following additional transactions with ICC are reflected in the consolidated financial statements as of or for the three months ended April 3, 2004 and March 29, 2003:

                                                      Three Months Ended
                                              ----------------------------------------
                                               April 3, 2004        March 29, 2003
                                              -----------------   ------------------
                 Inventory purchases           $  1,865,000         $  1,944,000
                 Interest charges                   276,000              240,000
                 Accounts payable                11,755,000            7,953,000
                 Note payable                    22,399,000           18,842,000
Note 6	Debt

The Company has a revolving credit facility with CIT, which is secured by accounts receivable and inventory, which expires on December 31, 2006. The above agreement includes certain financial covenants including a requirement to maintain minimum tangible net worth, net worth for Konsyl, and minimum net income on a rolling three-month basis.

The Company was in violation of certain financial covenants (specifically the minimum tangible net worth and the minimum net income covenants) within its agreement with CIT as of April 3, 2004. The Company has obtained a waiver dated May 18, 2004 from CIT stating that such breaches and defaults under the financing agreement shall not be deemed to be defaults or events of default under the financing agreement. The waiver states that on and after the date of the waiver, the Company shall be in compliance with all of the terms and provisions of the Financing Agreement. The waiver also states that it waives only the specific events of default noted in the waiver and does not waive any other existing events of default or future events of default.

The Company does not believe that there are any other events of default under the agreement.

The Company is currently negotiating with CIT to amend the covenants. Additionally, on May 18, 2004, the President of ICC signed the waiver letter reaffirming ICC’s guarantee of this debt. There can be no guarantees that we will be able to agree on new covenants or not be in default on these covenants in the future.

The Company has a requirement to maintain a lockbox with CIT.

On September 27, 2003 the Company modified its term loan and security agreement with ICC. The modification consisted of a reduction in the interest rate from prime + 1% to prime. The loan principal under this agreement was $21,289,000 as of September 27, 2003. On March 31, 2004 the Company further modified its term loan and security agreement with ICC. The loan principal under this modification was increased to $21,989,000. Principal payments are due commencing in July 2004 at

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$275,000 per month and in increasing amounts thereafter with a final payment of $18,139,000 in July 2005. Interest is payable monthly on outstanding principal and is payable in arrears commencing on July 31, 2004 at 1% per annum above the prime rate (4% at April 3, 2004). The loan is secured by a secondary security interest in all of our assets. Additionally, the agreement with ICC contains certain negative covenants including a cross-default provision. The Company obtained a waiver dated May 18, 2004 of this cross-default provision.

At April 3 2004, the Company had an aggregate of $1,179,000 outstanding principal amount of convertible subordinated debentures due June 15, 2004 (originally due June, 2002) (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $.34 per share. The 8% Debentures are redeemable at the option of the Company under certain circumstances at par, plus an applicable premium, as defined.

At April 3, 2004, the Company had an aggregate of $330,000 outstanding principal amount of convertible subordinated debentures due June 15, 2004 (originally due June, 2002) (the "8¼ % Debentures") with interest payable annually. The holders of the 8¼ % debentures may convert them at any time into shares of common stock at a conversion price of $.34 per share. The Company has no right to redeem the 8¼ % Debentures.

The above debentures are included on the Company’s condensed consolidated balance sheet in current portion of long-term debt.

Note 7	Major Customers and Products

Sales to customers which represented more than 10% of consolidated gross sales in the quarter ended April 3, 2004 or March 29, 2003, as a percentage of gross sales, were as follows:

                                                            Three Months Ended
                                                 -------------------------------------------
                     Customer                          April 3, 2004        March 29, 2003
                                                 -------------------    --------------------
                     Dollar General                        12%                   9%
                     Target                                10%                  11%
                     Costco                                 8%                  11%
As of April 3, 2004 and March 29, 2003, sales to the three customers mentioned above collectively represented 39% of net accounts receivable for the quarter ended April 3, 2004 and 38% of net accounts receivable for the quarter ended March 29, 2003.

Sales of ibuprofen represented 28% of net sales for the quarter ended April 3, 2004 and 29% of net sales for the quarter ended March 29, 2003.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8	Dilutive Securities

As of April 3, 2004 and March 29, 2003, the Company had options and warrants outstanding that were not considered in diluted loss per share because the effect would be antidilutive.

The following summarizes the options and warrants outstanding as of the dates indicated:

                                             April 3,            March 29,
                                               2004                2003
                                          ---------------      --------------
               Options                      3,136,750            3,063,750
               Warrants                     1,310,000              110,000
                                            ---------            ----------
               Total                        4,446,750            3,173,750
                                            =========            =========
ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Gross sales for the three months ended April 3, 2004 were $18,904,000 as compared to $16,533,000 in the comparable period in the prior year, an increase of $2,371,000 or 14.3%. Gross sales of Konsyl, which was acquired in the second quarter of fiscal 2003, were $2,568,000 in the current three-month period. Gross sales for PFI decreased $197,000, or 1.2% to $16,336,000 from the prior year. PFI’s decrease in sales was primarily due to increased price competition in the Private Label Over the Counter market and an abrupt decline in the overall cough cold market in the first quarter of 2004.

Net sales for the three months ended April 3, 2004 were $18,361,000 as compared to $16,214,000 in the comparable period in the prior fiscal year, an increase of $2,147,000 or 13.2%. Net sales of Konsyl were $2,499,000 in the current three-month period. Net sales for PFI decreased $352,000, or 2.2% to $15,862,000 from the prior year. Sales discounts and allowances in the three months ended April 3, 2004 increased 48.6% or $155,000 over the prior year period due to higher retailer rebate programs.

Cost of sales as a percentage of net sales was 85.6% for the three months ended April 3, 2004 as compared to 86.0% in the prior year period. Konsyl’s cost of sales as a percentage of net sales was 50.9% for the current period. PFI’s cost of sales as a percentage of net sales increased to 91.0% due to increased competition in the Over the Counter market, higher retailer rebate programs and a shift in product mix to lower margin products.

Selling, general and administrative expenses were $3,876,000 or 21.1% of net sales for the three months ended April 3, 2004 as compared to $2,289,000 or 14.1% of net sales in the prior year period. The increase of $1,587,000 or 69.3% over the prior year, included $1,001,000 of expenses

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

related to the inclusion of Konsyl and related transition costs. The remaining increase reflects higher insurance, legal and freight expenses.

Interest expense was $741,000 for the three months ended April 3, 2004 as compared to $809,000 for the prior year period. The decrease is primarily a result of lower interest rates, offset by interest on increased borrowings to fund the Konsyl acquisition.

We file a consolidated tax return with ICC Industries Inc., our majority shareholder. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the federal tax savings generated from ICC’s use of our losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a federal tax benefit of $748,000 for the three months ended April 3, 2004 and a federal benefit of $296,000 for the three months ended March 29, 2003. No state tax benefits were recorded.

PFI reported a net loss of $1,375,000 or $.02 per share for the three months ended April 3, 2004 as compared to a net loss of $548,000 or $.01 per share in the prior year period.

Critical Accounting Estimates

Our critical estimates are discussed in our Form 10-K for the year ended January 3, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We believe that the critical accounting policies discussed in our Form 10-K affect our more significant estimates used in the preparation of financial statements. Management has discussed the development and selection of the critical accounting estimates with the audit committee of our Board of Directors, and the audit committee has reviewed our disclosures in the 10-K relating to these estimates. There have been no changes during the quarter in our identification of critical accounting policies and estimates.

Commitments:

                                                      As of April 3, 2004, our commitments are as follows:
            Fiscal year ended:    Operating Lease      Capital Lease
                                    Obligations         Obligations1   Long-Term Debt         Total
            ---------------------------------------------------------------------------------------------
            2004                     $ 1,733,000         $1,643,000     $   4,456,000       $ 7,832,000
            2005                       2,141,000          1,914,000        22,160,000        26,215,000
            2006                       1,970,000            576,000        12,671,000        15,217,000
            2007                       1,970,000            287,000           750,000         3,007,000
            2008                       1,862,000            220,000               -           2,082,000
            Thereafter                17,553,000            135,000               -          17,688,000
            --------------------------------------------------------------------------------------------
            Total Payments           $27,229,000         $4,775,000       $40,037,000      $ 72,041,000
            ============================================================================================

1   Amounts include principal and interest payments

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash increased $261,000 during the three months ended April 3, 2004.

Total cash provided by operating activities was $1,226,000 for the three months ended April 3, 2004. This was primarily attributable to non-cash charges of $573,000 for depreciation and amortization, an increase in amounts due ICC Industries Inc. of $500,000, an increase in accounts payable and accrued expenses of $740,000, a decrease in accounts receivable of $31,000 and a decrease in inventories of $426,000, offset by a pretax loss of $1,375,000 and an increase in prepaid and other current assets of $331,000.

Net cash used in investing activities for the three months ended April 3, 2004 was $603,000, principally attributable to expenditures for capital equipment.

Net cash used in financing activities for the three months ended April 3, 2004 was $362,000, primarily attributable to repayments of capital lease obligations of $650,000 and long-term debt of $412,000, offset by cash advances from ICC of $700,000.

Current assets at April 3, 2004 include $9,631,000 of accounts receivable (of which $1,559,000 represents accounts receivable related to Konsyl sales) as compared to $9,662,000 at January 3, 2004. Working capital also includes $13,626,000 of inventory (of which $1,710,000 represents Konsyl inventory) as compared to $14,052,000 at January 3, 2004. Current liabilities include $12,248,000 due ICC at April 3, 2004, compared to $11,856,000 at January 3, 2004. Current liabilities also include $10,944,000 of accounts payable and accrued expenses (of which $935,000 relates to Konsyl) as compared to $10,239,000 at January 3, 2004.

We intend to spend up to an estimated $2,000,000 for capital improvements during the fiscal year ending January 1, 2005 to increase manufacturing capacity and reduce manufacturing costs. We anticipate that these capital expenditures will be funded through equipment lease financing and working capital. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the financing in the future.

As of April 3, 2004, the Company has negative working capital of $3,190,000, an accumulated deficit of $79,144,000 and a stockholders’ deficit of $20,087,000. In addition, the Company has had net losses of $1,375,000 for the three months ended April 3, 2004 and $1,841,000 for the year ended January 3, 2004. In view of these matters, realization of a major portion of the Company’s assets is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.

We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the actions detailed below. We continue to pursue our plan to increase revenues and improve operational efficiencies to restore profitability. To carry out these plans, we have set forth certain initiatives, objectives and actions detailed below. Note, however, that the FDA Warning Letter discussed in Note 3 in the Notes to Consolidated Financial Statements may impact our ability to carryout these initiatives, objectives and actions and otherwise affect our business, results of operations or financial condition.:

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

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

We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through March 31, 2005. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2005. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital.

Our debt agreement with CIT includes certain financial covenants including a requirement to maintain minimum tangible net worth, net worth for Konsyl, and minimum net income on a rolling three-month basis. As noted in Note 6 to Notes to Consolidated Financial Statements, we were in violation of certain financial covenants within our agreement with CIT as of April 3, 2004 but were able to obtain a waiver of such defaults. Additionally, on May 18, 2004, the President of ICC signed the waiver letter reaffirming ICC’s guarantee of this debt. We are currently negotiating with CIT to amend the covenants so as to lessen the likelihood of such defaults in the future but there can be no guarantees that we will be able to agree on new covenants or not be in default on these covenants in the future. Additionally, as noted in Note 6 to the Consolidated Financial Statements, the Company’s loan agreement with ICC contains a cross-default provision. The Company has obtained a waiver of this cross-default provision as of May 18, 2004.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company’s annual interest expenditures by approximately $450,000, based on current levels of borrowing and related base interest rates.

ITEM 4	CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 3, 2004, except as otherwise noted below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is assembled and reported to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our independent auditors, Grant Thornton LLP, have advised management and the audit committee of our board of directors of two matters that they considered to be material weaknesses in our internal controls, which constitute reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants: (i) the lack of adequate preparation of account reconciliations and analysis necessary to accurately prepare financial statements and (ii) the lack of sufficient qualified personnel in our accounting department.

We considered these matters in connection with the quarter-end closing process and the preparation of the consolidated financial statements for the quarter ended April 3, 2004 included in this Form 10-Q and believe that the concerns identified by our auditors have not impaired or prevented our ability to report accurately our financial condition and results of operation for the periods covered by this report. Management is actively working to assess and correct the conditions reported by our auditors and we plan to implement certain enhancements to our disclosure controls and our internal controls over financial reporting in 2004 which we believe should address the issues identified by Grant Thornton. Our efforts to-date have included reinforcing existing policies and procedures, undertaking timely accounting reconciliations, and actively assessing the qualifications of personnel needed in the accounting department.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS See Note 3 to Notes to Consolidated Financial Statements.

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS None.

ITEM 5	OTHER INFORMATION

See Note 3 to Notes to Consolidated Financial Statements regarding the recent FDA warning letter.

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
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K (a) Exhibits

10.1	Employment agreement with Ward Barney, dated May 21, 1999*

10.2	Amendment, dated April 11, 2003, to employment agreement with James Ingram dated October 2, 2000*

10.3	Amendment, dated December 16, 2003, to employment agreement with James Ingram dated October 2, 2000*

10.4	Term Loan and Security Agreement dated as of March 31, 2004 between ICC Industries Inc. and the Registrant

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

- The Registrant filed or furnished the following report on Form 8-K during the first quarter of the fiscal year ending January 1, 2005:

Date of Report January 7, 2004* April 2, 2004	Item Number (Summary)

4      (regarding changes in registrant's certifying accountant)

12     (regarding results of operation and financial condition for the quarter and twelve months ended January 3, 2004, as
announced in the press release issued on April 2, 2004)

* This is the date of filing a Form 8-K/A to a Form 8-K dated December 10, 2003

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: May 20, 2004	By: /s/James Ingram James Ingram Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2004	By: /s/ A. Ernest Toth, Jr. A. Ernest Toth, Jr. Chief Financial Officer (Principal Accounting Officer)

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

Exhibit Index

10.1	Employment agreement with Ward Barney, dated May 21, 1999*

10.2	Amendment, dated April 11, 2003, to employment agreement with James Ingram dated October 2, 2000*

10.3	Amendment, dated December 16, 2003, to employment agreement with James Ingram dated October 2, 2000*

10.4	Term Loan and Security Agreement dated as of March 31, 2004 between ICC Industries Inc. and the Registrant

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002