Form 10-Q
period 2004-07-03
PHARMACEUTICAL FORMULATIONS INC
filed 2004-08-23
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended:                               JULY 3, 2004

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
|_|   Yes  |X|  No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   |_|   Yes  |X|  No

The number of shares outstanding of common stock, $.08 par value, as of August 11, 2004 was 85,955,787.

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

                          PART I FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   July 3,
                                                                                    2004                   January 3,
                                                           ASSETS                (Unaudited)                  2004
                                                                            ----------------------   -----------------------

CURRENT ASSETS
   Cash                                                                     $            105,000     $            363,000
   Accounts receivable - net of allowances of $630,000 and $581,000                   10,492,000                9,662,000
   Inventories                                                                        13,719,000               14,052,000
   Prepaid expenses and other current assets                                             603,000                1,373,000
                                                                            ----------------------   -----------------------
              Total current assets                                                    24,919,000               25,450,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
        of $33,474,000 and $32,474,000                                                14,469,000               14,429,000
Goodwill                                                                               2,978,000                2,978,000
Trademarks                                                                             1,740,000                1,740,000
Other assets                                                                             341,000                  382,000
                                                                            ----------------------   -----------------------
                                                                             $        44,447,000     $         44,979,000
                                                                            ======================   =======================

                                          LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES
   Current portion of long-term debt                                         $         1,749,000     $          3,026,000
   Current portion of capital lease obligations                                        1,559,000                2,144,000
   Due to ICC Industries Inc.                                                         13,586,000               11,856,000
   Accounts payable                                                                    8,976,000                8,021,000
   Accrued expenses                                                                    1,837,000                2,218,000
                                                                             ---------------------   ----------------------

              Total current liabilities                                               27,707,000               27,265,000
                                                                             ---------------------   ----------------------

LONG-TERM DEBT DUE ICC INDUSTRIES INC.                                                19,089,000               18,459,000
                                                                             ---------------------   ----------------------

LONG-TERM DEBT, OTHER                                                                 15,425,000               15,024,000
                                                                             ---------------------   -----------------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                    2,779,000                2,943,000
                                                                             ---------------------   -----------------------

STOCKHOLDERS' (DEFICIENCY)
   Common stock, par value $.08 per share; 200,000,000 shares authorized;
      85,955,787 and 85,755,787 shares issued and outstanding as of July 3,
      2004 and January 3, 2004, respectively                                           6,877,000                6,861,000
   Capital in excess of par value                                                     53,128,000               52,196,000
   Accumulated deficit                                                               (80,558,000)             (77,769,000)
                                                                             ---------------------   -----------------------
              Total stockholders' (deficiency)                                       (20,553,000)             (18,712,000)
                                                                             ---------------------   -----------------------

                                                                             $        44,447,000     $         44,979,000
                                                                             =====================   =======================

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Six Months Ended                        Three Months Ended
                                             ---------------------------------------------------------------------------------
                                                   July 3,            June 28,              July 3,             June 28,
                                                    2004                2003                 2004                 2003
                                             ---------------------------------------------------------------------------------
REVENUES
  Gross sales                                   $ 37,488,000        $ 34,647,000         $ 18,584,000         $ 18,114,000
  Less: Sales discounts and allowances             1,242,000             854,000              699,000              535,000
                                             ---------------------------------------------------------------------------------
         NET SALES                                36,246,000          33,793,000           17,885,000           17,579,000
                                             ---------------------------------------------------------------------------------

COST AND EXPENSES
  Cost of goods sold                              31,220,000          28,487,000           15,509,000           14,542,000
  Selling, general and administrative              7,684,000           5,289,000            3,808,000            2,999,000
  Research and development                           148,000             147,000               77,000               89,000
                                             ---------------------------------------------------------------------------------
                                                  39,052,000          33,923,000           19,394,000           17,630,000
                                             ---------------------------------------------------------------------------------

          LOSS FROM OPERATIONS                    (2,806,000)           (130,000)          (1,509,000)             (51,000)
                                             ---------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Interest expense                                (1,572,000)         (1,707,000)            (831,000)            (898,000)
  Other                                               86,000             292,000              171,000              248,000
                                             ---------------------------------------------------------------------------------
                                                  (1,486,000)         (1,415,000)            (660,000)            (650,000)
                                             ---------------------------------------------------------------------------------


         LOSS BEFORE INCOME TAX BENEFIT           (4,292,000)         (1,545,000)          (2,169,000)             (701,000)

INCOME TAX BENEFIT                                 1,503,000             630,000              755,000               334,000
                                             ---------------------------------------------------------------------------------
NET LOSS                                       $  (2,789,000)     $     (915,000)        $ (1,414,000)          $  (367,000)
                                             =================================================================================

LOSS PER SHARE - BASIC AND DILUTED             $       (0.03)     $        (0.01)        $      (0.02)          $     (0.00)
                                             =================================================================================

BASIC AND DILUTED AVERAGE COMMON SHARES
   OUTSTANDING                                    85,856,000          85,340,000           85,956,000             85,346,000
                                             =================================================================================

--------------------------------------------------------------------------------
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    Six Months Ended
                                                                                      ---------------------------------------------
                                                                                            July 3,                June 28,
                                                                                              2004                   2003
                                                                                      ---------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                              $      (2,789,000)    $          (915,000)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                               999,000               1,352,000
      Amortization of bond discount and deferred financing costs                                  116,000                  70,000

      Amortization of deferred gain on sale/leaseback                                             (26,000)                (25,000)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                                               (830,000)                875,000
         Decrease in inventories                                                                  333,000                 614,000
         Decrease (increase) in prepaid expenses and other assets                                 733,000                (197,000)
         Increase in due to ICC Industries Inc.                                                 1,202,000                 699,000
         Increase (decrease) in accounts payable and accrued expenses                             658,000                (830,000)
                                                                                      ---------------------  ----------------------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                                         396,000               1,643,000
                                                                                      ---------------------  ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Konsyl Pharmaceuticals, Inc., net of cash acquired of $493,000
                                                                                                   -                   (5,952,000)
   Purchase of property, plant and equipment                                                   (1,039,000)               (962,000)
                                                                                      ---------------------  ----------------------

                NET CASH USED IN INVESTING ACTIVITIES                                          (1,039,000)             (6,914,000)
                                                                                      ---------------------  ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to ICC Industries Inc.
                                                                                                1,100,000               2,242,000
   Proceeds from equipment financing                                                              580,000               1,216,000
  (Repayments) of capital lease obligations                                                    (1,329,000)             (1,207,000)
    Borrowings of long-term debt
                                                                                                  406,000               3,700,000
   (Repayments) of long-term debt
                                                                                                 (400,000)               (549,000)
   Proceeds from stock option exercise
                                                                                                   28,000                    -
   Issuance of common stock under rights offering
                                                                                                    -                       6,000
                                                                                      ---------------------  ----------------------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                                         385,000               5,408,000
                                                                                      ---------------------  ----------------------

NET (DECREASE) INCREASE IN CASH                                                                  (258,000)                137,000
CASH, BEGINNING OF PERIOD                                                                         363,000                  17,000
                                                                                      ---------------------  ----------------------

CASH, END OF PERIOD                                                                       $       105,000            $    154,000
                                                                                      =====================  ======================
Non cash investing and financing transactions:
Interest Paid                                                                             $     1,511,000            $  1,658,000
                                                                                      =====================  ======================
Income Taxes Paid                                                                         $         8,000            $     18,000
                                                                                      =====================  ======================
Allocation of debt proceeds to conversion feature (Note 6)                                $       921,000            $       -
                                                                                      =====================  ======================
Note issued to former Konsyl shareholder in connection with Konsyl acquisition            $         -                $  2,500,000
                                                                                      =====================  ======================
Warrants issued in connection with Konsyl acquisition                                     $         -                     223,000
                                                                                      =====================  ======================


--------------------------------------------------------------------------------
  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

               PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

               In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company's financial position as of July 3, 2004 and its results of operations for the six and three month periods ended July 3, 2004 and June 28, 2003 and cash flows for the six months ended July 3, 2004 and June 28, 2003.

               The accounting policies followed by the Company are set forth in
               Note 3 of the Company's consolidated financial statements as contained in the Form 10-K for the year ended January 3, 2004 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 3, 2004.

               The results of operations for the six months and three months ended July 3, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2005 or any other interim period.

               The accompanying condensed consolidated financial statements include the accounts of Pharmaceutical Formulations, Inc. (PFI) and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company acquired Konsyl Pharmaceuticals, Inc. on May 15, 2003. The results of operations of Konsyl have been included in the Company's results of operations beginning May 16, 2003.

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

               Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the six-month and three-month periods ended July 3, 2004 and June 28, 2003 would have been as follows:

                                                 Six Months Ended                   Three Months Ended
                                          --------------------------------    --------------------------------
                                             July 3,           June 28,           July 3,           June 28,
                                              2004               2003              2004               2003
                                          --------------     -------------    ----------------    --------------

    Net loss as reported                   $(2,789,000)        $(915,000)        $(1,414,000)       $ (367,000)

    Deduct:  Total stock-based
       employee compensation
       determined under fair value
      method for all awards, net of
      related tax effects                      (44,000)          (68,000)            (22,000)          (34,000)
                                          --------------     -------------    ----------------    --------------

    Proforma net loss                      $(2,833,000)        $(983,000)        $(1,436,000)       $ (401,000)
    Basic and diluted loss per share
      As reported                             $  (0.03)         $  (0.01)            $ (0.02)          $ (0.00)
      Proforma                                $  (0.03)         $  (0.01)            $ (0.02)          $ (0.00)

    The weighted average assumptions used for the periods presented are as follows:


                                                Six Months Ended                   Three Months Ended
                                         --------------------------------    --------------------------------
                                            July 3,           June 28,          July 3,           June 28,
                                             2004               2003             2004               2003
                                         --------------     -------------    --------------     -------------
     Risk-free interest rate                  3.65%             2.4%             3.65%              2.4%
     Expected dividend yield                   -                 -                 -                 -
     Expected lives                         5 years           5 years           5 years           5 years
     Expected volatility                     140%               125%             140%               125%

     NOTE 2    FINANCIAL RESULTS AND LIQUIDITY

               As of July 3, 2004, the Company has negative working capital of $2,788,000, an accumulated deficit of $80,558,000 and a stockholders' deficit of $20,553,000. In addition, the Company had net losses of $2,789,000 for the six months ended July 3, 2004 and $1,414,000 for the three months ended July 3, 2004. In view of these matters, realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities. Management plans are outlined below.

               We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the initiatives detailed below. Note, however, that the FDA Warning Letter discussed in Note 3 may impact our ability to carryout the initiatives, objectives and actions noted below and otherwise affect our business, results of operations or financial condition. As part of these initiatives, we have undertaken the following:

               o Continuing to expand our custom manufacturing for some major pharmaceutical companies.

               o Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers. We continue to evaluate product line and customer profitability.

               o Increasing our business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

               o Exploring opportunities to expand our product line through joint venture marketing agreements.

               o    Exploring opportunities to expand our international sales.

               o    Hiring new management.

               These objectives, along with sustaining market share and increasing sales, are projected to be driven by the following:

               o Re-establishing strong relationships within our distribution network.

               o Controlling and reducing, where appropriate, our fixed and variable expenses.

               o    Improving our manufacturing efficiencies.

               o    Shortening delivery time.

               o    Filing ANDAs for new products as they come to the OTC
                    Market.

               o Obtaining marketing rights for products produced by other generic pharmaceutical manufacturers.

               We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC Industries Inc., our parent company, will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through June 30, 2005. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2005. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital. Based upon prior history, management believes ICC will continue to support PFI after March 31, 2005 but that ICC has not made any legal commitment to do so. Additionally, ICC has guaranteed our debt with our major lender (see Note 6).

               See Note 6 below regarding waivers of our violation of certain debt covenants as of July 3, 2004.

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

               (d)  OTHER MATTERS

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

               FDA WARNING LETTER

               Our facilities are subject to periodic inspection by the Food and Drug Administration for, among other things, conformance to current Good Manufacturing Practices, or cGMP. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations). In January 2004, the FDA initiated an inspection of our Edison, New Jersey manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice concerning our compliance with cGMP, including observations related to training, personnel and control systems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter dated May 5, 2004 (received by us on May 11, 2004) relating to these observations. On June 3, 2004, the Company responded to the FDA with a plan of the corrective actions that the Company has taken or proposes to take. In that response, the Company committed to further developing and implementing, in a timely manner, the principles and strategies of systems-based quality management for improved cGMP compliance, operational performance and efficiencies. While there can be no assurance that an adverse determination of any of the matters identified in the FDA's warning letter could not have a material adverse impact on our business in any future period, management does not believe, based on the information currently known to it, that the warning letter, or the actions that need to be taken in response to such letter, will materially adversely affect our operations. On July 19, 2004, the FDA acknowledged the Company's response and continues to review the matter.

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

     NOTE 4    INVENTORIES

               Inventories consist of the following:

                                              JULY 3, 2004      JANUARY 3, 2004

                   Raw materials             $   5,270,000      $   5,676,000
                   Work in progress              1,135,000          1,233,000
                   Finished goods                7,314,000          7,143,000
                                             -------------      --------------
                                             $  13,719,000      $  14,052,000
                                             =============      =============

     NOTE 5    RELATED PARTY TRANSACTIONS

               As of July 3, 2004, ICC owned a total of 74,488,835 shares of our common stock, representing approximately 86.7% of the total number of shares outstanding on that date. The following additional transactions with ICC are reflected in the consolidated financial statements as of July 3, 2004 and June 28, 2003 or for the six and three months ended July 3, 2004 and June 28, 2003:

                                        Six Months Ended                     Three Months Ended
                                -----------------------------------    ----------------------------------
                                 July 3, 2004        June 28, 2003       July 3, 2004      June 28, 2003
                                ---------------    ----------------     ---------------    ---------------

        Inventory purchases      $ 4,210,000          $3,245,000        $ 2,344,000         $1,301,000
        Interest charges             569,000             514,000            293,000            265,000



                                                       As of
                                   ------------------------------------------
                                        July 3, 2004        June 28, 2003
                                     ------------------   -----------------

Accounts payable                        $9,916,000            $ 9,109,000
 Note payable                           22,759,000             19,842,000


     NOTE 6    DEBT

               The Company has a revolving credit facility with CIT, which is secured by accounts receivable and inventory, which expires on December 31, 2006. The above agreement includes certain financial covenants including a requirement to maintain minimum tangible net worth, net worth for Konsyl, and minimum net income on a rolling three-month basis.

               The Company was in violation of certain financial covenants (specifically the minimum tangible net worth and the minimum net income covenants) of this agreement with CIT as of July 3, 2004. The Company has obtained a waiver and amendment to the agreement, dated August 20, 2004, from CIT stating that such violations shall not be deemed to be defaults or events of default under the financing agreement with respect to the period ended July 3, 2004. The waiver states that on and after the date of the waiver, the Company shall be in compliance with all of the terms and provisions of the Financing Agreement. The waiver also states that it waives only the specific events of default noted in the waiver and does not waive any other existing events of default or future events of default.

               The Company does not believe that there are any other events of default under the agreement.

               The amendment to the agreement sets, effective April 26, 2004, new financial covenants beginning with July 31, 2004 for minimum tangible net worth and minimum fixed charge coverage ratio, each calculated on a rolling three-month basis and additional financial covenants for maximum accounts payable (other than to CIT or ICC) and minimum borrowing availability as of each month end beginning July 31, 2004. The Company does not believe it will be in default of such amended covenants. The amendment also requires that the parties agree to an EBITDA covenant by September 20, 2004.

               On August 20, 2004, the President of ICC signed the waiver and amendment letter reaffirming ICC's guarantee of this debt.

               The Company has a requirement to maintain a lockbox with CIT.

               On September 27, 2003 the Company modified its term loan and security agreement with ICC. The modification consisted of a reduction in the interest rate from prime + 1% to prime. The loan principal under this agreement was $21,289,000 as of September 27, 2003. On March 31, 2004 the Company further modified its term loan and security agreement with ICC. The loan principal under this modification was increased to $21,989,000. Principal payments were due commencing in July 2004 at $275,000 per month and in increasing amounts thereafter with a final payment of $18,139,000 in July 2005. Interest is payable monthly on outstanding principal and is payable in arrears commencing on July 31, 2004 at the prime rate (4.25% at July 3, 2004). The Company did not make the principal or interest payments that were due commencing in July 2004. On August 20, 2004 the Company further modified its term loan and security agreement with ICC, effective June 30, 2004. The loan principal under this modification was increased to $22,389,000 to reflect $400,000 of advances made by ICC during the three-month period ended July 3, 2004. Under the modified loan agreement, principal payments are now due commencing in September 2004 at $300,000 per month and in increasing amounts thereafter with a final payment of $18,339,000 in September 2005. The loan is secured by a secondary security interest in all of our assets. Additionally, the agreement with ICC contains certain negative covenants including a cross-default provision. The Company obtained a waiver dated August 12, 2004 of this cross-default provision.

               In June 2004, holders of $1,105,000 in principal amount of our 8% and 8.25% convertible subordinated debentures agreed to extend the payment terms on those bonds, which were due to mature on June 15, 2004, to June 15, 2005, at the current interest rate of 8% or 8.25%, depending on which bonds are held. In exchange for the bondholders' signed agreements to extend the maturity date on the bonds, they received a one-time up-front fee of $10 per $1,000 of bond principal held by them. The fee of approximately $11,000 is included in deferred financing costs and is being amortized over the life of the debt. In addition, the bondholders obtained the right to convert the bonds into our common stock at a reduced price of $.30 per share from $.34 per share.

               In accordance with EITF 00-27, "Application of EITF Issue 98-5 to Certain Convertible Instruments", the Company measured the intrinsic value of the beneficial conversion feature at $921,000 based on the market price of the stock of $0.55 and recorded this as a debt discount and a related increase in paid in capital. This debt discount will be amortized over the extended due date of the bonds using the straight line method (which approximates the effective interest method since the amortization period is one year). During the six and three months ended July 3, 2004, the Company recognized additional interest expense related to the amortization of this conversion feature of $38,000.

               Additionally in June 2004, the Company repaid the remainder of the outstanding debentures for $400,000, on their due date of June 15, 2004. ICC advanced to the Company the funds in order to repay these debentures. Such advances were included in the ICC note discussed above, as modified effective June 30, 2004.

               At July 3, 2004, the Company had an aggregate of $828,000 outstanding principal amount of convertible subordinated debentures due June 15, 2005 (originally due June, 2002) (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $.30 per share. The obligations under the debentures may be paid at any time.

               At July 3, 2004, the Company had an aggregate of $277,000 outstanding principal amount of convertible subordinated debentures due June 15, 2005 (originally due June, 2002) (the "8 1/4 % Debentures") wiTH interest payable annually. The holders of the 8 1/4 % debentures may convert them at any time into shares OF common stock at a conversion price of $.30 per share. The obligations under the debentures may be paid at any time.

               The above debentures, net of the debt discount resulting from the beneficial conversion feature, are included on the Company's condensed consolidated balance sheet in current portion of long-term debt.

     NOTE 7    MAJOR CUSTOMERS AND PRODUCTS

     Sales to customers which represented more than 10% of consolidated gross sales in the six and three months ended July 3, 2004 and June 28, 2003, as a percentage of gross sales, were as follows:

                                          Six Months Ended               Three Months Ended
                                    ------------------------------    -------------------------
                                     July 3,           June 28,        July 3,       June 28,
                    CUSTOMER          2004              2003            2004          2003
                                    -----------      -------------    -----------    ----------

                Dollar General         14%               11%             12%            12%
                Target                 12%               11%             11%             9%
                Costco                  9%               12%              7%            11%

               As of July 3, 2004 and January 3, 2004, the three customers mentioned above collectively represented 36.8% and 37.2% of net accounts receivable, respectively.

               Sales of ibuprofen represented 30.1% of net sales for the six months ended July 3, 2004 and 30.1% of net sales for the six months ended June 28, 2003. Sales of ibuprofen represented 31.4% of net sales for the quarter ended July 3, 2004 and 31.4% of net sales for the quarter ended June 28, 2003.

     NOTE 8    DILUTIVE SECURITIES

               As of July 3, 2004 and June 28, 2003, the Company had options and warrants and convertible debentures outstanding that were not considered in diluted loss per share because the effect would be antidilutive as the Company has losses in all periods presented.

               The following summarizes the options and warrants outstanding as of the dates indicated:

                                               July 3,             June 28,
                                                 2004                2003
                                            ---------------      --------------

                     Options                  2,798,750            2,953,750
                     Warrants                 1,310,000            1,310,000

                     Total                    4,108,750            4,263,750

               As of July 3, 2004 and June 28, 2003, the conversion of the Company's convertible debentures would have resulted in the issuance of 3,683,000 and 4,513,000 shares, respectively.

     NOTE 9    STOCK OPTION PLAN

               The Pharmaceutical Formulations, Inc. 2004 Stock Option Plan (the "2004 Plan") was effective upon adoption by the Board on May 20, 2004, subject to stockholder approval, which was obtained on June 16, 2004.

               The purpose of the 2004 Plan is to advance the interests of the Company and its stockholders by strengthening the ability of the Company and its subsidiaries to attract and retain persons of ability as key employees, directors and consultants and to motivate such employees, directors and consultants, upon whose judgment, initiative and efforts the financial success and growth of the Company largely depend, to exercise their best efforts on behalf of the Company. The 2004 Plan replaced, effective as of the date of such stockholder approval, the 1994 Stock Option Plan (the "1994 Plan") as to future grants; options previously granted under the 1994 Plan will continue for the life of such options. The 1994 Plan authorized the grant of up to 7,500,000 shares of common stock, of which options on 3,136,750 shares had been granted. The options that were granted under the 1994 Plan prior to its termination survived the termination of that plan.

               The aggregate number of shares of common stock which may be the subject of options under the 2004 Plan is 5,000,000. As of July 3, 2004 no options have been granted under the 2004 Plan. The maximum number of shares of common stock which may be the subject of options granted to any person during any calendar year can not exceed 300,000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

               The Company acquired Konsyl Pharmaceuticals, Inc. on May 15, 2003. Results of operations of Konsyl are included in the Company's results beginning May 16, 2003. References to "PFI" mean the operations of the Company excluding the Konsyl operations.

               GROSS SALES

               The Company's gross sales for the six months ended July 3, 2004 were $37,488,000 as compared to $34,647,000 in the comparable period in the prior year, an increase of $2,841,000 or 8.2%. This increase in gross sales is due to the inclusion of Konsyl's gross sales for a full six-month period offset by a decrease in gross sales at PFI. Konsyl's gross sales were $5,480,000 in the current six-month period as compared to $1,339,000 in the prior period. Gross sales for PFI for the six months ended July 3, 2004 were $32,008,000 as compared to $33,308,000 in the comparable period in the prior year, a decrease of $1,300,000 or 3.9%.

               The Company's gross sales for the three months ended July 3, 2004 were $18,584,000 as compared to $18,114,000 in the comparable period in the prior year, an increase of $470,000 or 2.6%. Gross sales of Konsyl were $2,912,000 in the current three-month period as compared to $1,339,000 in the comparable prior period. Gross sales for PFI for the three months ended July 3, 2004 were $15,672,000 as compared to $16,775,000 in the comparable period in the prior year, a decrease of $1,103,000, or 6.6%.

               PFI's decrease in gross sales for both the six and three month periods was primarily due to increased price competition in the Private Label Over the Counter market and a decrease in production for certain contract manufacturing customers. Konsyl's sales increase is due to the fact the results of operations for 2003 only begin on May 16, 2003.

               NET SALES

               The Company's net sales for the six months ended July 3, 2004 were $36,246,000 as compared to $33,793,000 in the comparable period in the prior fiscal year, an increase of $2,453,000 or 7.3%. This increase in net sales is due to the inclusion of Konsyl's net sales offset by a decrease in net sales at PFI. Konsyl's net sales were $5,278,000 in the current six-month period as compared to $1,286,000 in the prior period, reflecting the above-noted ownership periods. Net sales for PFI for the six months ended July 3, 2004 were $30,968,000 as compared to $32,507,000 in the comparable period in the prior year, a decrease of $1,539,000 or 4.7%.

               The Company's net sales for the three months ended July 3, 2004 were $17,885,000 as compared to $17,579,000 in the comparable period in the prior fiscal year, an increase of $306,000 or 1.7%. Net sales of Konsyl were $2,779,000 in the current three-month period as compared to $1,286,000 in the prior period. Net sales for PFI for the three months ended July 3, 2004 were $15,106,000 as compared to $16,293,000 in the comparable period in the prior year, a decrease of $1,187,000, or 7.3%. PFI's decrease in net sales for both the six and three months periods was primarily due to lower gross sales due to increased price competition in the Private Label Over the Counter market, decreased production for certain contract manufacturing customers and higher sales discounts and allowances.

               DISCOUNTS AND ALLOWANCES

               The Company's sales discounts and allowances as a percentage of gross sales for the six months ended July 3, 2004 was 3.3% as compared to 2.5% in the prior period. Konsyl's sales discounts and allowances as a percentage of gross sales was 3.7% in the current six-month period as compared to 4.0% in the prior period. PFI's sales discounts and allowances as a percentage of gross sales for the six months ended July 3, 2004 was 3.2% as compared to 2.4% in the prior period.

               The Company's sales discounts and allowances as a percentage of gross sales in the three months ended July 3, 2004 was 3.8% as compared to 3.0% in the comparable period in the prior year. Konsyl's sales discounts and allowances as a percentage of gross sales was 4.6% in the three months ended July 3, 2004 as compared to 4.0% in the prior period. Konsyl's increase is due to higher sales allowances and charge backs from Konsyl's retail customers. PFI's sales discounts and allowances as a percentage of gross sales for the three months ended July 3, 2004 was 3.6% as compared to 2.9% in the prior period.

               PFI's increases in sales returns for both the six and three months periods were primarily due to volume related rebate programs and additional charge backs from our private label customers.

               COST OF SALES

               The Company's cost of sales as a percentage of net sales was 86.1% for the six months ended July 3, 2004 as compared to 84.3% in the prior year period. Konsyl's cost of sales as a percentage of net sales was 51.8% for the current six-month period as compared to 62.1% in the prior period. PFI's cost of sales as a percentage of net sales was 92.0% for the current six-month period as compared to 85.2% in the prior period. The Company's cost of sales as a percentage of net sales was 86.7% for the three months ended July 3, 2004 as compared to 82.7% in the prior year period. Konsyl's cost of sales as a percentage of net sales was 52.6% for the current three-month period as compared to 62.1% in the prior period. Konsyl's higher cost of sales percentage in the prior period is primarily due to acquisition related inventory adjustments. PFI's cost of sales as a percentage of net sales for the current three-month period increased to 93.0% from 84.4% in the prior period due to a decrease in sales as a result of increased competition in the Private Label Over the Counter market, decreased production for certain contract manufacturing customers, increased sales returns and allowances due to higher retailer rebate programs and charge backs from our private label customers, and a shift in product mix in both the Private Label and Contract Manufacturing businesses to lower margin products.

               SELLING, GENERAL AND ADMINISTRATIVE

               The Company's selling, general and administrative expenses were $7,684,000 or 21.2% of net sales for the six months ended July 3, 2004 as compared to $5,289,000 or 15.7% of net sales in the prior year period, an increase of $2,395,000 or 45.3%. This increase is primarily due to Konsyl's operating results being included as of May 16, 2003. Konsyl's selling, general and administrative expenses were $2,030,000 or 38.5% of net sales for the six months ended July 3, 2004 as compared to $448,000 or 34.8% of net sales in the prior period, an increase of $1,582,000. PFI's selling, general and administrative expenses were $5,654,000 or 18.3% of net sales for the six months ended July 3, 2004 as compared to $4,841,000 or 14.9% of net sales in the prior period. The Company's selling, general and administrative expenses were $3,808,000 or 21.3% of net sales for the three months ended July 3, 2004 as compared to $2,999,000 or 17.1% of net sales in the prior year period, an increase of $809,000 or 27.0%. Konsyl's selling, general and administrative expenses were $1,029,000 or 37.0% of net sales for the three months ended July 3, 2004 as compared to $448,000 or 34.8% of net sales in the prior period. This increase is due to Konsyl's operating results being included as of May 16, 2003 and higher advertising and promotional expenses for new and existing products. PFI's selling, general and administrative expenses were $2,779,000 or 18.4% of net sales for the three months ended July 3, 2004 as compared to $2,552,000 or 15.7% of net sales in the prior period. This increase in selling, general and administrative expenses for the six and three months period was primarily due to higher distribution expenses, professional fees, insurance expenses and personnel expenses.

               INTEREST EXPENSE

               Interest expense was $1,572,000 for the six months ended July 3, 2004 as compared to $1,707,000 for the prior year period. Interest expense was $831,000 for the three months ended July 3, 2004 as compared to $898,000 for the prior year period. This reduction in interest expense in the six and three months period was primarily attributable to the capital lease on the Company's building in Edison, New Jersey.

               TAXES

               We file a consolidated tax return with ICC Industries Inc., our majority shareholder. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the federal tax savings generated from ICC's use of our losses. In addition, the agreement provides for an allocation of the group's tax liability, based upon the ratio that each member's contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a federal tax benefit of $1,503,000 for the six months ended July 3, 2004 and a federal tax benefit of $630,000 for the six months ended June 28, 2003. The tax benefit was $755,000 for the three months ended July 3, 2004 as compared to $334,000 for the comparable prior year period.

               LOSS

               The Company reported a net loss of $2,789,000 or $.03 per share for the six months ended July 3, 2004 as compared to a net loss of $915,000 or $.01 per share in the prior year period. The Company reported a net loss of $1,414,000 or $.02 per share for the three months ended July 3, 2004 as compared to a net loss of $367,000 or $.00 per share in the prior year period.

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

               Commitments:

               As of July 3, 2004, our commitments are as follows:

                                    Operating
                                       Lease         Capital Lease          Long-Term
               Fiscal year:         Obligations       Obligations1          Debt2                    Total
               ------------------- --------------- ------------------- ----------------- ----------------------
               2004                  $    859,000     $   953,000        $   2,016,000            $ 3,828,000
               2005                     2,135,000       1,801,000           24,165,000             28,101,000
               2006                     1,964,000         872,000           13,881,000             16,717,000
               2007                     1,964,000         543,000              750,000              3,257,000
               2008                     1,856,000         361,000                -                  2,217,000
               Thereafter              17,493,000         219,000                -                 17,712,000
               ------------------- -------------- ------------------- ----------------- ----------------------
               Total Payments         $26,271,000      $4,749,000          $40,812,000            $71,832,000
               ------------------- --------------- ------------------- ----------------- ----------------------

               1 Amounts include principal payments of $4,338,000 and interest payments of $411,000.

               2 Includes note payable amounts due to ICC Industries Inc. of $22,759,000.

                         LIQUIDITY AND CAPITAL RESOURCES

               Cash decreased by $258,000 during the six months ended July 3, 2004.

               Total cash provided by operating activities was $396,000 for the six months ended July 3, 2004. This was primarily attributable to non-cash charges of $1,089,000 for depreciation and amortization, an increase in amounts due ICC Industries Inc. of $1,202,000, an increase in accounts payable and accrued expenses of $658,000, a decrease in prepaid expenses and other assets of $733,000 and a decrease in inventories of $333,000, offset by a pretax loss of $2,789,000 and an increase in accounts receivable of $830,000 .

               Net cash used in investing activities for the six months ended July 3, 2004 was $1,039,000, attributable to expenditures for capital equipment.

               Net cash provided by financing activities for the six months ended July 3, 2004 was $385,000, primarily attributable to cash advances from ICC of $1,100,000, $580,000 received from Coach Capital, LLC under a new equipment financing agreement, additional borrowings of $406,000 and repayments of $400,000 of debt and proceeds from stock option exercise of $28,000, offset by repayments of existing capital lease obligations of $1,329,000.

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

               As of July 3, 2004, the Company has negative working capital of $2,788,000, an accumulated deficit of $80,558,000 and a stockholders' deficit of $20,553,000. In addition, the Company had net losses of $2,789,000 for the six months ended July 3, 2004 and $1,414,000 for the three months ended July 3, 2004. In view of these matters, realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

               We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the actions detailed below. We continue to pursue our plan to increase revenues and improve operational efficiencies to restore profitability. To carry out these plans, we have set forth certain initiatives, objectives and actions detailed in Note 3 to the Notes to the Condensed Consolidated Financial Statements. Note, however, that the FDA Warning Letter discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements may impact our ability to carryout these initiatives, objectives and actions and otherwise affect our business, results of operations or financial condition.

               We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC Industries Inc., our parent company, will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through June 30, 2005. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2005. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital. Based upon prior history, management believes ICC will continue to support PFI after March 31, 2005 but that ICC has not made any legal commitment to do so. Additionally, ICC has guaranteed our debt with our major lender (see Note 6).

               Our debt agreement with CIT includes certain financial covenants including a requirement to maintain minimum tangible net worth, net worth for Konsyl, and minimum net income on a rolling three-month basis. As noted in Note 6 to Notes to Condensed Consolidated Financial Statements, we were in violation of certain financial covenants of our agreement with CIT as of July 3, 2004 but obtained a waiver of such defaults. Additionally, on August 20, 2004, the President of ICC signed the waiver letter reaffirming ICC's guarantee of this debt. The amendment to the agreement sets, effective April 26, 2004, new financial covenants beginning with July 31, 2004, for minimum tangible net worth and minimum fixed charge coverage ratio, each calculated on a rolling three-month basis and additional financial covenants for maximum accounts payable (other than to CIT or ICC) and minimum borrowing availabilities as of each month end beginning July 31, 2004. Additionally, as noted in Note 6 to the Condensed Consolidated Financial Statements, the Company's loan agreement with ICC contains a cross-default provision. The Company has obtained a waiver of this cross-default provision as of August 12, 2004. We do not believe we will be in default of the amended covenants.

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company's annual interest expenditures by approximately $430,000, based on current levels of borrowing and related base interest rates.

ITEM 4         CONTROLS AND PROCEDURES

               We have carried out an evaluation under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 3, 2004, except as otherwise noted below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is assembled and reported to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

               We considered these matters in connection with the quarter-end closing process and the preparation of the consolidated financial statements for the quarter ended July 3, 2004 included in this Form 10-Q and believe that the concerns identified by our auditors have not impaired or prevented our ability to report accurately our financial condition and results of operation for the periods covered by this report. Management is actively working to assess and correct the conditions reported by our auditors and we plan to implement certain enhancements to our disclosure controls and our internal controls over financial reporting in 2004 which we believe should address the issues identified by Grant Thornton. Our efforts to-date have included reinforcing existing policies and procedures, undertaking timely accounting reconciliations, and actively assessing the qualifications of personnel needed in the accounting department.

                            PART II OTHER INFORMATION


ITEM 1         LEGAL PROCEEDINGS

               See Note 3 to Notes to Condensed Consolidated Financial
               Statements.

ITEM 2         CHANGES IN SECURITIES AND USE OF PROCEEDS

               None.

ITEM 3         DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               At the Company's annual meeting held on June 16, 2004, the following are the results of issues presented for shareholder approval:

               1.   Election of Directors:

                                              FOR                  WITHHELD

               Balram Advani               83,092,346               115,649

               Frank X. Buhler             83,069,681               138,134

               Ray W. Cheesman             82,878,806               329,189

               James C. Ingram             83,062,341               145,654

               Steve Jacoff                83,088,959               119,036

               John L. Oram                82,885,026               322,969

               Michael A. Zeher            83,077,666               130,329

               2.   Proposal to approve the 2004 Stock Option Plan:

                   FOR           AGAINST         ABSTAIN           NOT VOTED

                75,859,916       209,551         37,898            7,100,630

               3. Proposal to approve the appointment of Grant Thornton LLP as independent auditors for the Company for the year ending January 1, 2005:

                           FOR              AGAINST              ABSTAIN

                       82,923,941           273,690              10,364

ITEM 5         OTHER INFORMATION

               See Note 3 to Notes to Condensed Consolidated Financial Statements regarding the recent FDA warning letter.

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

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               (a) EXHIBITS

                    10.1 Waiver and Amendment between The CIT Group/Business
                         Credit, Inc., Pharmaceutical Formulations, Inc. and Konsylv Pharmaceuticals, Inc. dated August 20, 2004 amending and waiver certain terms of the First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. successor by merger to The CIT Group/Credit Finance, Inc. and assignee of Fidelcor Business Credit Corporation (as Lender) and Pharmaceutical Formulations, Inc. (successor by merger to Private Formulations, Inc. f/k/a PharmaControl Corp.) and Konsyl Pharmaceuticals, Inc., jointly and severally (collectively as Borrower) dated as of May 15, 2003

                    10.2 Term Loan and Security Agreement dated as of June 30,
                         2004 between ICC and the Registrant

                    10.3 Employment Agreement between Pharmaceutical
                         Formulations, Inc. and Brian Bradley, dated July 26,
                         2004

                    31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b)  REPORTS ON FORM 8-K

                    The Registrant filed or furnished the following report on Form 8-K during the second quarter of the fiscal year ending January 1, 2005:

                    DATE OF REPORT         ITEM NUMBER (SUMMARY)

                    May 18, 2004           12 (regarding results of operations
                                              and financial conditions for the
                                              quarter ended April 3, 2004)

                    May 20, 2004           5  (regarding other events and
                                              required FD disclosure)

                                           7  (regarding financial statements,
                                              proforma financial statements and
                                              exhibits)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        PHARMACEUTICAL FORMULATIONS, INC.
                                  (REGISTRANT)





Date: AUGUST 23, 2004                      By: /s/ James Ingram
                                               James Ingram
                                               Chairman and Chief Executive
                                               Officer
                                               (Principal Executive Officer)

Date: AUGUST 23, 2004                      By: /s/ A. Ernest Toth, Jr.
                                               A. Ernest Toth, Jr.
                                               Chief Financial Officer
                                               (Principal Accounting Officer)


                                  EXHIBIT INDEX

10.1 Waiver and Amendment between The CIT Group/Business Credit, Inc., Pharmaceutical Formulations, Inc. and Konsylv Pharmaceuticals, Inc. dated August 20, 2004 amending and waiver certain terms of the First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. successor by merger to The CIT Group/Credit Finance, Inc. and assignee of Fidelcor Business Credit Corporation (as Lender) and Pharmaceutical Formulations, Inc. (successor by merger to Private Formulations, Inc. f/k/a PharmaControl Corp.) and Konsyl Pharmaceuticals, Inc., jointly and severally (collectively as Borrower) dated as of May 15, 2003

10.2 Term Loan and Security Agreement dated as of June 30, 2004 between ICC and the Registrant

10.3 Employment Agreement between Pharmaceutical Formulations, Inc. and Brian Bradley, dated July 26, 2004

31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002