Form 10-Q
period 2004-10-02
PHARMACEUTICAL FORMULATIONS INC
filed 2004-11-16
CIK 353827

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

| x |   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	October 2, 2004

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
|x|  Yes   |  |   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
|  |  Yes   |X|   No

The number of shares outstanding of common stock, $.08 par value, as of October 21, 2004 was 85,985,787.

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       -------------------------------------

                                                                                October 2,
                                                                                   2004              January 3,
                                     ASSETS                                     (Unaudited)             2004
                                                                            ------------------  -----------------

CURRENT ASSETS
  Cash
                                                                            $      69,000       $    363,000
  Accounts receivable - net of allowances of $678,000 and $581,000             10,842,000          9,662,000
  Inventories, net                                                             12,681,000         14,052,000
  Prepaid expenses and other current assets                                       570,000          1,373,000
                                                                             ------------         ----------
     Total current assets                                                      24,162,000         25,450,000

PROPERTY, PLANT AND EQUIPMENT
  Net of accumulated depreciation and amortization
     of $34,000,000 and $32,474,000                                            14,199,000         14,429,000
GOODWILL                                                                        2,978,000          2,978,000
TRADEMARKS                                                                      1,740,000          1,740,000
OTHER ASSETS                                                                      251,000            382,000
                                                                             ------------         ----------
                                                                             $ 43,330,000         44,979,000
                                                                             ============         ==========

                                             LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
  Current portion of long-term debt                                           $  1,985,000       $  3,026,000
  Current portion of capital lease obligations                                   1,657,000          2,144,000
  Due to ICC Industries Inc.                                                    14,008,000         11,856,000
  Accounts payable                                                               9,650,000          8,021,000
  Accrued expenses                                                               1,694,000          2,218,000
                                                                              ------------         ----------
     Total current liabilities                                                  28,994,000         27,265,000
                                                                              ------------         ----------
LONG-TERM DEBT DUE ICC INDUSTRIES INC                                           19,504,000         18,459,000
                                                                              ------------         ----------
LONG-TERM DEBT, OTHER                                                           14,441,000         15,024,000
                                                                              ------------         ----------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                              2,641,000          2,943,000
                                                                              ------------         ----------

STOCKHOLDERS' (DEFICIENCY)
  Common stock, par value $.08 per share; 200,000,000 shares authorized;
    85,985,787 and 85,755,787 shares issued and outstanding as of October
    2, 2004 and January 3, 2004, respectively                                    6,879,000          6,861,000
  Capital in excess of par value                                                53,130,000         52,196,000
  Accumulated deficit                                                          (82,259,000)       (77,769,000)
                                                                              ------------         ----------
         Total stockholders' (deficiency)                                      (22,250,000)       (18,712,000)
                                                                              ------------         ----------
                                                                              $ 43,330,000       $ 44,979,000
                                                                              ============       ============

          The accompanying notes are an integral part of these condensed consolidated financial statements

                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            -----------------------------------------------

                                                 (Unaudited)

                                                  Nine Months Ended            Three Months Ended
                                           -----------------------------   --------------------------
                                             October 2,    September 27,   October 2,   September 27
                                               2004           2003           2004           2003
                                           -----------------------------   --------------------------

REVENUES
  Gross sales                              $ 56,415,000   $ 53,664,000    $ 18,927,000   $ 19,017,000
  Less: Sales discounts and allowances        1,981,000      1,258,000         739,000        404,000
         NET SALES                           54,434,000     52,406,000      18,188,000     18,613,000
                                           ------------   ------------    ------------   -------------

COST AND EXPENSES
  Cost of goods sold                         46,476,000     43,322,000      15,257,000     14,834,000
  Selling, general and administrative        12,051,000      8,752,000       4,367,000      3,463,000
  Research and development                      221,000        235,000          72,000         88,000
                                           ------------   ------------    ------------   -------------
                                             58,748,000     52,309,000      19,696,000     18,385,000
                                           ------------   ------------    ------------   -------------

INCOME( LOSS) FROM OPERATIONS                (4,314,000)        97,000      (1,508,000)       228,000
                                           ------------   ------------    ------------   -------------
OTHER INCOME (EXPENSE)
  Interest expense                           (2,591,000)    (2,551,000)     (1,019,000)      (844,000)
  Other                                          40,000        258,000         (46,000)       (35,000)
                                           ------------   ------------    ------------   -------------
                                             (2,551,000)    (2,293,000)     (1,065,000)      (879,000)
                                           ------------   ------------    ------------   -------------

         LOSS BEFORE INCOME TAX BENEFIT      (6,865,000)    (2,196,000)     (2,573,000)      (651,000)

INCOME TAX BENEFIT                            2,375,000        901,000         872,000        271,000
                                           ------------   ------------    ------------   -------------
                                           $ (4,490,000)  $ (1,295,000)   $ (1,701,000)  $   (380,000)
                                           ============   ============    ============   ============
NET LOSS

LOSS PER SHARE - BASIC AND DILUTED         $      (0.05)  $      (0.02)   $      (0.02)  $      (0.00)
                                           ============   ============    ============   ============

BASIC AND DILUTED AVERAGE COMMON SHARES
   OUTSTANDING                               85,892,000     85,342,000      85,966,000     85,346,000
                                           ============   ============    ============   ============

          The accompanying notes are an integral part of these condensed consolidated financial statements

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -----------------------------------------------

                                                    (Unaudited)

                                                                                                   Nine Months Ended
                                                                                           -------------------------------------
                                                                                           October 2,              September 27,
                                                                                              2004                    2003
                                                                                           -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                 $   (4,490,000)         $  (1,295,000)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                                             1,526,000              2,050,000
      Amortization of bond discount and deferred financing costs                                  385,000                207,000
      Amortization of deferred gain on sale/leaseback                                             (35,000)               (39,000)
      Changes in operating assets and liabilities:
        (Increase) in accounts receivable                                                      (1,180,000)              (223,000)
         Decrease in inventories                                                                1,371,000              1,379,000
         Decrease (increase) in prepaid expenses and other assets                                 818,000               (585,000)
         Increase in due to ICC Industries Inc.                                                 1,682,000              1,680,000
         Increase (decrease) in accounts payable and accrued expenses                           1,139,000                (16,000)
                                                                                           ---------------         --------------
           NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,216,000              3,158,000
                                                                                           ---------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Konsyl Pharmaceuticals, Inc., net of cash acquired of $493,000                  -                   (5,775,000)
   Purchase of property, plant and equipment                                                  (1,296,000)             (1,317,000)
                                                                                           ---------------         --------------
          NET CASH USED IN INVESTING ACTIVITIES                                               (1,296,000)             (7,092,000)
                                                                                           ---------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in due to ICC Industries Inc.                                                      1,515,000               1,832,000
   Proceeds from equipment financing                                                           1,039,000               1,216,000
  (Repayments) of capital lease obligations                                                   (1,828,000)             (1,873,000)
   Borrowings of long-term debt                                                                  577,000               3,700,000
  (Repayments) of long-term debt                                                              (1,549,000)               (385,000)
   Proceeds from stock option exercise                                                            32,000                   -
   Issuance of common stock under rights offering                                                   -                     6,000
                                                                                           ---------------         --------------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (214,000)             4,496,000

NET (DECREASE) IN CASH                                                                          (294,000)               562,000
CASH, BEGINNING OF PERIOD                                                                        363,000               (476,000)
                                                                                           ---------------         --------------
CASH, END OF PERIOD                                                                        $     69,000                 86,000
                                                                                           ===============         ==============
Non cash investing and financing transactions:
Interest Paid                                                                              $  2,597,000            $ 2,566,000
                                                                                           ===============         ==============
Income Taxes Paid                                                                          $     13,000            $    32,000
                                                                                           ===============         ==============
                                                                                                                       (Continued)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

                                                                                                   Nine Months Ended
                                                                                      -----------------------------------------
                                                                                           October 2,            September 27,
                                                                                              2004                   2003
                                                                                      -------------------    ------------------

Allocation of debt proceeds to conversion feature (Note 6)                              $    921,000          $         -
                                                                                        ===============       ==============
Note issued to former Konsyl shareholder in connection with Konsyl acquisition          $      -              $   2,500,000
                                                                                        ===============       ==============
Warrants issued in connection with Konsyl acquisition                                   $      -              $     244,000
                                                                                        ===============       ==============

           The accompanying notes are an integral part of these condensed consolidated financial statements

PHARMACEUTICAL FORMULATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1	Basis of Presentation

The accompanying unaudited interim financial statements of Pharmaceutical Formulations, Inc. (the “Company”, “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of October 2, 2004 and its results of operations for the nine and three month periods ended October 2, 2004 and September 27, 2003 and cash flows for the nine months ended October 2, 2004 and September 27, 2003.

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

The Company experiences seasonal fluctuations in its OTC business due to the timing of the cough/cold and allergy seasons. The fourth quarter is typically the strongest quarter in terms of sales.

The results of operations for the nine months and three months ended October 2, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending January 1, 2005 or any other interim period.

The accompanying condensed consolidated financial statements include the accounts of Pharmaceutical Formulations, Inc. (PFI) and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company acquired Konsyl Pharmaceuticals, Inc. on May 15, 2003. The results of operations of Konsyl have been included in the Company’s results of operations beginning May 16, 2003

During December 2002, the Company changed its fiscal year-end from the 52-53 week period that ends on the Saturday closest to June 30 to the 52-53 week period that ends on the Saturday closest to December 31. The current fiscal year is the 52 weeks ending January 1, 2005.

The Company is majority owned by ICC Industries, Inc. (see Note 5).

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Stock-Based Compensation

As permitted by SFAS No. 123, “Accounting for Stock- Based Compensation”, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option. No stock-based employee compensation cost is reflected in net loss for the periods presented, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the nine-month and three-month periods ended October 2, 2004 and September 27, 2003 would have been as follows:

                                                 Nine Months Ended                  Three Months Ended
                                          ---------------------------------    -----------------------------
                                           October 2,          Sept.27          October 2,           Sept.27
                                              2004               2003              2004               2003
                                          --------------  -----------------    --------------   -------------

    Net loss as reported                   $(4,490,000)      $(1,295,000)       $(1,701,000)     $ (380,000)

    Deduct:  Total stock-based
       employee compensation
       determined under fair value
      method for all awards, net of
      related tax effects                      (57,000)        (102,000)            (13,000)        (34,000)
                                          --------------  -----------------    --------------   -------------

    Proforma net loss                      $(4,547,000)     $(1,397,000)        $(1,714,000)     $ (414,000)
    Basic and diluted loss per share
      As reported                             $  (0.05)        $  (0.02)            $ (0.02)        $ (0.00)
      Proforma                                $  (0.05)        $  (0.02)            $ (0.02)        $ (0.00)

       The weighted average assumptions used for the periods presented are as follows:

                                                Nine Months Ended                  Three Months Ended
                                          ---------------------------------    -----------------------------
                                          October 2,          Sept.27         October 2,          Sept.27
                                             2004               2003             2004               2003
                                          --------------  -----------------    --------------   -------------

     Risk-free interest rate                 3.44%              2.4%             3.44%              2.4%
     Expected dividend yield                   -                 -                 -                 -
     Expected lives                         5 years           5 years           5 years           5 years
     Expected volatility                     140%               125%             140%               125%
Collective Bargaining Agreement

Substantially all of the Company’s non-management employees are covered by a collective bargaining agreement, between PFI and Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey, that was set to expire on October 31, 2004. The union representing the majority of the Company’s manufacturing and operational workers entered into a memorandum of understanding with the Company on October 21, 2004, which was approved by a vote of the union members on October 23, 2004. The memorandum of understanding extends the term of the current agreement, with certain amendments, for three years. The changes include increases in wages and medical payments (10.2% over three years) and changes in policy regarding attendance, classifications and titles, job performance, job bids, bereavement and Company shutdown. A formal agreement reflecting these revised terms is in process.

Note 2	Financial Results and Liquidity

As of October 2, 2004, the Company has negative working capital of $4,832,000, an accumulated deficit of $82,259,000 and a stockholders’ deficit of $22,250,000. In addition, the Company had net losses of $4,490,000 for the nine months ended October 2, 2004 and $1,701,000 for the three months ended October 2, 2004. In view of these matters, realization of a major portion of the Company’s assets is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities. Management plans are outlined below.

We continue to address customer relationship issues and are continuing the process of rebuilding our sales base through the initiatives detailed below. Note, however, that the FDA Warning Letter discussed in Note 3 may impact our ability to carryout the initiatives, objectives and actions noted below and otherwise affect our business, results of operations or financial condition. As part of these initiatives, we have undertaken the following:

•	Continuing to expand our custom manufacturing for some major pharmaceutical companies.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers.

•	Evaluating product line and customer profitability.

•	Increasing our business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Exploring opportunities to expand our product line through joint venture marketing agreements.

•	Launching the HealthPharm™ brand of OTC medicines as an Extreme Value Brand for Dollar Store programs.

•	Exploring exclusive branding opportunities.

•	Exploring opportunities to expand our international sales.

•	Increasing prices where possible.

These objectives, along with sustaining market share and increasing sales, are projected to be driven by the following:

•	Re-establishing strong relationships within our distribution network.

•	Controlling and reducing, where appropriate, fixed and variable expenses.

•	Improving manufacturing efficiencies.

•	Shortening delivery time.

•	Improving on-time delivery.

•	Filing ANDAs for new products as they come to the OTC Market.

•	Obtaining marketing rights for products produced by other generic pharmaceutical manufacturers.

•	Hiring new management.

We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC, our parent company, will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through September 30, 2005. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2005. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital. Based upon prior history, management believes ICC will continue to support PFI after March 31, 2005 but that ICC has not made any legal commitment to do so. Additionally, ICC has guaranteed our debt with our major lender (see Note 6).

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

In May 1998, the Company brought an action in Middlesex County Superior Court, NJ against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action has been sent to binding arbitration, which is expected to commence in the winter or spring of 2005.

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

Environmental Matters

The prior owner of our Edison, New Jersey manufacturing facility, Revco, conducted a soil and groundwater cleanup of such facility, under the New Jersey Industrial Site Recovery Act (ISRA), as administered by the New Jersey Department of Environmental Protection (NJDEP). NJDEP determined that the soil remediation was complete and approved the groundwater remediation plan, subject to certain conditions. Revco began operating a groundwater remediation treatment system in 1995. Although CVS (as the successor to Revco) is primarily responsible for the entire cost of the cleanup, we guaranteed the cleanup. In addition, we agreed to indemnify the owner of the facility under the terms of the 1989 sale leaseback. If CVS defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, we may be required to make payment for any cleanup. The likelihood of CVS being unable to satisfy any claims which may be made against it in connection with the facility, however, are remote in our opinion. Accordingly, we believe that we will not have to bear any costs associated with remediation of the facility and we will not need to make any material capital expenditures for environmental control facilities.

FDA Warning Letter

Our facilities are subject to periodic inspection by the Food and Drug Administration for, among other things, conformance to current Good Manufacturing Practices, or cGMP. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations). In January 2004, the FDA initiated an inspection of our Edison, New Jersey manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice concerning our compliance with cGMP, including observations related to training, personnel and control systems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter dated May 5, 2004 (received by us on May 11, 2004) relating to these observations. On June 3, 2004, the Company responded to the FDA with a plan of the corrective actions that the Company has taken or proposes to take. In that response, the Company committed to further developing and implementing, in a timely manner, the principles and strategies of systems-based quality management for improved cGMP compliance, operational performance and efficiencies. On July 19, 2004, the FDA acknowledged the Company’s response and requested additional detail and clarification of certain items. On August 17, 2004 the Company responded to the FDA and provided the information requested. On September 16, 2004 the FDA requested additional information which the Company provided in its response dated October 15, 2004. The Company continues to reiterate to the FDA its commitment to bringing its operations in full compliance with FDA regulations.

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

On September 29, 2004 the FDA approved the Company’s supplemental new drug application for a new ANDA of orange ibuprofen.

Note 4	Inventories

Inventories consist of the following:

                                                              October 2, 2004      January 3, 2004
                                                              ---------------     -----------------
                                      Raw materials           $   5,117,000        $     5,676,000
                                      Work in progress            1,267,000              1,233,000
                                      Finished goods              6,297,000              7,143,000
                                                              --------------       ----------------
                                                              $  12,681,000        $    14,052,000
                                                              ==============       ================
Note 5	Related Party Transactions

As of October 2, 2004, ICC owned a total of 74,488,835 shares of our common stock, representing approximately 86.6% of the total number of shares outstanding on that date. The following additional transactions with ICC and its subsidiaries are reflected in the consolidated financial statements as of October 2, 2004 and September 27, 2003 or for the nine and three months ended October 2, 2004 and September 27, 2003:

                                                          Nine Months Ended                       Three Months Ended
                                                   --------------------------------------   --------------------------------
                                                    Oct. 2, 2004     Sept. 27,2003           Oct. 2, 2004    Sept. 27, 2003
                                                   ----------------  --------------------   ---------------  ----------------

                               Inventory purchases      $ 4,578,000          $5,175,000        $ 1,460,000         $1,930,000
                               Interest charges             920,000             769,000            336,000            255,000

                                                                                            As of
                                                                             --------------------------------
                                                                              Oct. 2, 2004     Jan. 3, 2004
                                                                             --------------- -----------------

                                        Accounts payable                           $10,358,000           $ 11,761,000
                                        Note payable                                23,154,000             21,729,000
Note 6	Debt

CIT Debt

The Company has a revolving credit facility with The CIT Group/Business Credit, Inc., which is secured by accounts receivable and inventory, which expires on December 31, 2006. The credit agreement with CIT includes certain financial covenants including a requirement to maintain minimum tangible net worth, net worth for Konsyl, and minimum net income on a rolling three-month basis.

On August 20, 2004 the Company obtained a waiver of certain covenants and the Company and CIT agreed to an amendment to the credit agreement, while reaffirming ICC’s guarantee of this debt. The amendment to the agreement set, effective April 26, 2004, new financial covenants beginning July 31, 2004 for minimum tangible net worth and minimum fixed charge coverage ratio, each calculated on a rolling three-month basis and additional financial covenants for maximum accounts payable (other than to CIT or ICC) and minimum borrowing availability as of each month end beginning July 31, 2004. The parties further amended the agreement to include an EBITDA covenant as of September 20, 2004.

The Company has a requirement to maintain a lockbox with CIT.

Notes payable to ICC

On September 27, 2003 the Company modified its term loan and security agreement with ICC. The modification consisted of a reduction in the interest rate from prime + 1% to prime. The loan principal under this agreement was $21,289,000 as of September 27, 2003. On March 31, 2004 the Company further modified its term loan and security agreement with ICC. The loan principal under this modification was increased to $21,989,000. Principal payments were due commencing in July 2004 at $275,000 per month and in increasing amounts thereafter with a final payment of $18,139,000 in July 2005. Interest was payable monthly on outstanding principal in arrears commencing on July 31, 2004 at the prime rate (4.25% at July 3, 2004). The Company did not make the principal or interest payments that were due commencing in July 2004. On August 20, 2004 the Company and ICC further modified the term loan and security agreement, effective June 30, 2004. The loan principal under this modification was increased to $22,389,000 to reflect $400,000 of advances made by ICC during the three-month period ended July 3, 2004. Under the modified loan agreement, principal payments were due commencing in September 2004 at $300,000 per month and in increasing amounts thereafter with a final payment of $18,339,000 in September 2005.

The Company did not make the principal payments due in September 2004. On October 2, 2004 the Company further modified its term loan and security agreement with ICC. The loan principal under this modification was increased to $22,804,000 to reflect $415,000 of advances made by ICC during the three-month period ended October 2, 2004. Principal payments are now due commencing on December 2004 at $300,000 per month and in increasing amounts thereafter with a final payment of $18,754,000 in December 2005. The loan, as amended, is secured by a secondary security interest in all of our assets. Additionally, the agreement with ICC contains certain negative covenants including a cross-default provision.

Convertible Subordinated Debt

In June 2004, holders of $1,105,000 in principal amount of our 8% and 8.25% convertible subordinated debentures agreed to extend the payment terms on those bonds, which were due to mature on June 15, 2004, to June 15, 2005, at the current interest rate of 8% or 8.25%, depending on which bonds are held. In exchange for the bondholders’ signed agreements to extend the maturity date on the bonds, they received a one-time up-front fee of $10 per $1,000 of bond principal held by them. The fee of approximately $11,000 is included in deferred financing costs and is being amortized over the life of the debt. In addition, the bondholders obtained the right to convert the bonds into our common stock at a reduced price of $.30 per share from $.34 per share.

In accordance with EITF 00-27, “Application of EITF Issue 98-5 to Certain Convertible Instruments,” the Company measured the intrinsic value of the beneficial conversion feature at $921,000 based on the market price of the stock of $0.55 and recorded this as a debt discount and a related increase in paid in capital. This debt discount is being amortized over the extended due date of the bonds using the straight line method (which approximates the effective interest method since the amortization period is one year). During the nine and three months ended October 2, 2004, the Company recognized additional interest expense related to the amortization of this conversion feature of $269,000 and $230,000, respectively.

Additionally in June 2004, the Company repaid the remainder of the outstanding debentures for $400,000, on their due date of June 15, 2004. ICC advanced to the Company the funds in order to repay these debentures. Such advances were included in the ICC note discussed above, as modified effective June 30, 2004.

At October 2, 2004, the Company had an aggregate of $828,000 outstanding principal amount of convertible subordinated debentures due June 15, 2005 (originally due June, 2002) (the “8% Debentures”) with interest payable semi-annually. At October 2, 2004, the Company had an aggregate of $277,000 outstanding principal amount of convertible subordinated debentures due June 15, 2005 (originally due June, 2002) (the “8¼ % Debentures”) with interest payable annually. The holders of both debentures may convert them at any time into shares of common stock at a conversion price of $.30 per share. The obligations under the debentures may be paid at any time.

The above debentures, net of the debt discount resulting from the beneficial conversion feature, are included on the Company’s condensed consolidated balance sheet in current portion of long-term debt.

Note 7	Major Customers and Products and Export Sales

Sales to customers which represented more than 10% of consolidated gross sales in the nine and three months ended October 2, 2004 and September 27, 2003, as a percentage of gross sales, were as follows:

                                                                   Nine Months Ended              Three Months Ended
                                                             ----------------------------    ----------------------------
                                                              Oct. 2,           Sept. 27        Oct. 2,       Sept. 27

                                             Customer           2004              2003            2004          2003
                                            -----------      -------------    -----------      ----------    ------------

                                         Dollar General         11%               10%             10%            10%
                                         Target                 12%               11%             14%            12%
                                         Costco                  7%                9%              6%             6%
As of October 2, 2004 and January 3, 2004, the three customers mentioned above collectively represented 36.1% and 37.2% of net accounts receivable, respectively.

Sales of ibuprofen represented 27.3% of net sales for the nine months ended October 2, 2004 and 29.7% of net sales for the nine months ended September 27, 2003. Sales of ibuprofen represented 28.6% of net sales for the quarter ended October 2, 2004 and 29.8% of net sales for the quarter ended September 27, 2003.

Sales to customers outside the United States were $1,300,000 and $1,430,000 for the nine months ended October 2, 2004 and September 27, 2003 and $$468,000 and $600,000 for the three months ended October 2, 2004 and the three months ended September 27, 2003.

Note 8	Dilutive Securities

As of October 2, 2004 and September 27, 2003, the Company had options and warrants and convertible debentures outstanding that were not considered in diluted loss per share because the effect would be antidilutive as the Company has losses in all periods presented.

The following summarizes the options and warrants outstanding as of the dates indicated:

                                                    October 2,           September 27,
                                                       2004                   2003
                                                  -------------          -------------

                              Options               2,839,500              3,106,750
                              Warrants              1,310,000              1,310,000
                                                    ---------              ---------

                              Total                 4,149,500              4,416,750
                                                    =========              =========
As of October 2, 2004 and September 27, 2003, the conversion of the Company's convertible debentures would have resulted in the issuance of 3,683,000 and 4,513,000 shares, respectively.

Note 9	Stock Option Plan

The Pharmaceutical Formulations, Inc. 2004 Stock Option Plan (the "2004 Plan") was adopted by the Board on May 20, 2004 and approved by the stockholders on June 16, 2004.

The purpose of the 2004 Plan is to advance the interests of the Company and its stockholders by strengthening the ability of the Company and its subsidiaries to attract and retain persons of ability as key employees, directors and consultants and to motivate such employees, directors and consultants, upon whose judgment, initiative and efforts the financial success and growth of the Company largely depend, to exercise their best efforts on behalf of the Company. The 2004 Plan replaced, effective as of the date of such stockholder approval, the 1994 Stock Option Plan (the "1994 Plan") as to future grants; options previously granted under the 1994 Plan will continue for the life of such options. The 1994 Plan authorized the grant of up to 7,500,000 shares of common stock, of which options on 3,136,750 shares were issued and outstanding as of June 16, 2004. Of that amount, 2,739,500 options were outstanding as of October 2, 2004.

The aggregate number of shares of common stock which may be the subject of options under the 2004 Plan is 5,000,000. As of October 2, 2004 100,000 shares have been granted under the 2004 Plan. During the three months ended October 2, 2004, options for 30,000 shares were exercised under option agreements, resulting in proceeds to the Company of $3,900. The maximum number of shares of common stock which may be the subject of options granted to any person during any calendar year cannot exceed 300,000.

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company acquired Konsyl Pharmaceuticals, Inc. on May 15, 2003. Results of operations of Konsyl are included in the Company's results beginning May 16, 2003. References to "PFI" mean the operations of the Company excluding the Konsyl operations.

Gross Sales

The Company's gross sales for the nine months ended October 2, 2004 were $56,415,000 as compared to $53,664,000 in the comparable period in the prior year, an increase of $2,751,000 or 5.1%. This increase in gross sales is due to the inclusion of Konsyl's gross sales for a full nine-month period offset by a decrease in gross sales at PFI. Konsyl's gross sales were $8,007,000 in the current nine-month period as compared to $4,016,000 in the comparable prior year period of four and one-half months. Gross sales for PFI for the nine months ended October 2, 2004 were $48,408,000 as compared to $49,648,000 in the comparable period in the prior year, a decrease of $1,240,000 or 2.5%.

PFI's decrease in gross sales for the nine months ended October 2, 2004 was primarily due to increased price competition in the Private Label Over the Counter market and a decrease in production for certain contract manufacturing customers. Konsyl's sales increase is due to the fact that operations for 2003 only covered four and one-half months, commencing May 16, 2003.

The Company's gross sales for the three months ended October 2, 2004 were $18,927,000 as compared to $19,017,000 in the comparable period in the prior year, a decrease of $90,000 or .5%. Gross sales of Konsyl were $2,527,000 in the current three-month period as compared to $2,677,000 in the comparable prior period. Gross sales for PFI for the three months ended October 2, 2004 were $16,400,000 as compared to $16,340,000 in the comparable period in the prior year, an increase of $60,000, or .4%.

Net Sales

The Company's net sales for the nine months ended October 2, 2004 were $54,434,000 as compared to $52,406,000 in the comparable period in the prior fiscal year, an increase of $2,028,000 or 3.9%. This increase in net sales is due to the inclusion of Konsyl's net sales for the full nine months in 2004 versus four and one-half months in 2003, offset by a decrease in net sales at PFI. Konsyl's net sales were $7,606,000 in the current nine-month period as compared to $3,869,000 in the prior period of four and one-half months. Net sales for PFI for the nine months ended October 2, 2004 were $46,828,000 as compared to $48,537,000 in the comparable period in the prior year, a decrease of $1,709,000 or 3.5%.

The Company's net sales for the three months ended October 2, 2004 were $18,188,000 as compared to $18,613,000 in the comparable period in the prior fiscal year, a decrease of $425,000 or 2.3%. Net sales of Konsyl were $2,328,000 in the current three-month period as compared to $2,583,000 in the prior period. Net sales for PFI for the three months ended October 2, 2004 were $15,860,000 as compared to $16,030,000 in the comparable period in the prior year, a decrease of $170,000, or 1.1%.

Discounts and Allowances

The Company's sales discounts and allowances as a percentage of gross sales for the nine months ended October 2, 2004 was 3.5% as compared to 2.3% in the prior period. Konsyl's sales discounts and allowances as a percentage of gross sales was 5.0% in the current nine-month period as compared to 3.7% in the prior period. PFI's sales discounts and allowances as a percentage of gross sales for the nine months ended October 2, 2004 was 3.3% as compared to 2.2% in the prior period.

The Company's sales discounts and allowances as a percentage of gross sales in the three months ended October 2, 2004 was 3.9% as compared to 2.1% in the comparable period in the prior year. Konsyl's sales discounts and allowances as a percentage of gross sales was 7.9% in the three months ended October 2, 2004 as compared to 3.5% in the prior period. Konsyl's increase is due to higher sales allowances and charge backs from Konsyl's retail customers. PFI's sales discounts and allowances as a percentage of gross sales for the three months ended October 2, 2004 was 3.3% as compared to 1.9% in the prior period. PFI's increases in sales allowances for both the nine and three months periods were primarily due to volume-related rebate programs and additional chargebacks from our private label customers.

Cost of Sales

The Company's cost of sales as a percentage of net sales was 85.4% for the nine months ended October 2, 2004 as compared to 82.7% in the prior year period. Konsyl's cost of sales as a percentage of net sales was 49.8% for the current nine-month period as compared to 56.0% in the prior period. PFI's cost of sales as a percentage of net sales was 91.2% for the current nine-month period as compared to 84.8% in the prior period.

The Company's cost of sales as a percentage of net sales was 83.9% for the three months ended October 2, 2004 as compared to 79.7% in the prior year period. Konsyl's cost of sales as a percentage of net sales was 45.2% for the current three-month period as compared to 52.9% in the prior period. Konsyl's higher cost of sales percentage in the prior period was primarily due to acquisition-related inventory adjustments. PFI's cost of sales as a percentage of net sales for the current three-month period increased to 89.6% from 84.0% in the prior period due to a decrease in sales as a result of increased competition in the Private Label Over the Counter market, decreased production for certain contract manufacturing, increased sales returns and allowances due to higher retailer rebate programs and charge backs from our private label customers and a shift in product mix in both the Private Label and Contract Manufacturing businesses to lower margin products.

Selling, General and Administrative

The Company's selling, general and administrative expenses were $12,051,000 or 22.1% of net sales for the nine months ended October 2, 2004 as compared to $8,752,000 or 16.7% of net sales in the prior year period, an increase of $3,299,000 or 37.7%. This increase is primarily due to Konsyl's operating results being included as of May 16, 2003. Konsyl's selling, general and administrative expenses were $3,140,000 or 41.3% of net sales for the nine months ended October 2, 2004 as compared to $1,249,000 or 32.3% of net sales in the prior period, an increase of $1,891,000. PFI's selling, general and administrative expenses were $8,911,000 or 19.0% of net sales for the nine months ended October 2, 2004 as compared to $7,503,000 or 15.5% of net sales in the prior period.

The Company's selling, general and administrative expenses were $4,367,000 or 24.0% of net sales for the three months ended October 2, 2004 as compared to $3,463,000 or 18.6% of net sales in the prior year period, an increase of $904,000 or 26.1%. Konsyl's selling, general and administrative expenses were $1,110,000 or 47.7% of net sales for the three months ended October 2, 2004 as compared to $801,000 or 31.0% of net sales in the prior period. This increase was due to Konsyl's operating results being included as of May 16, 2003 and higher advertising and promotional expenses for new and existing products. PFI's selling, general and administrative expenses were $3,257,000 or 20.5% of net sales for the three months ended October 2, 2004 as compared to $2,662,000 or 16.6% of net sales in the prior period. This increase in selling, general and administrative expenses for the nine and three months period was primarily due to higher distribution expenses, professional fees, rent (see Interest Expense below), insurance expenses and personnel expenses.

Interest Expense

Interest expense was $2,591,000 for the nine months ended October 2, 2004 as compared to $2,551,000 for the prior year period. Interest expense was $1,019,000 for the three months ended October 2, 2004 as compared to $844,000 for the prior year period. The increase in interest expense in the nine month period was primarily attributable to expiration of the capital lease on the Company's building in Edison, New Jersey and its replacement with an operating lease. The increase was partially offset by the beneficial conversion of the debentures that resulted in additional interest expense $268,000. The interest expense increase for the three months ended October 2, 2004 was primarily the result of the beneficial conversion mentioned above. This conversion added $230,000 to interest expense for the third quarter.

Taxes

We file a consolidated tax return with ICC our majority shareholder. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the federal tax savings generated from ICC's use of our losses. In addition, the agreement provides for an allocation of the group's tax liability, based upon the ratio that each member's contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a federal tax benefit of $2,375,000 for the nine months ended October 2, 2004 and a federal tax benefit of $901,000 for the nine months ended September 27, 2003. The tax benefit was $872,000 for the three months ended October 2, 2004 as compared to $271,000 for the comparable prior year period. The estimated effective tax rate is lower than previously projected due to the lack of deductibility of the interest associated with the beneficial conversion of debentures.

Loss

The Company reported a net loss of $4,490,000 or $.05 per share for the nine months ended October 2, 2004 as compared to a net loss of $1,295,000 or $.02 per share in the prior year period. The Company reported a net loss of $1,701,000 or $.02 per share for the three months ended October 2, 2004 as compared to a net loss of $380,000 or $.00 per share in the prior year period.

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

Commitments:

As of October 2, 2004, our commitments are as follows:

                                                 Operating
                                                   Lease      Capital Lease      Long-Term
                            Fiscal year:       Obligations     Obligations1        Debt2           Total
                            -------------------------------------------------------------------------------
                            2004               $   577,000     $   435,000      $  1,003,000    $ 2,015,000
                            2005                 2,135,000       1,912,000        25,185,000     29,232,000
                            2006                 1,964,000         983,000        13,295,000     16,242,000
                            2007                 1,964,000         653,000           750,000      3,367,000
                            2008                 1,856,000         472,000                 -      2,328,000
                            Thereafter          17,493,000         280,000                 -     17,773,000
                            -------------------------------------------------------------------------------
                            Total Payments     $25,989,000     $ 4,735,000       $40,233,000    $70,957,000
                            ===============================================================================
[1] Amounts include principal payments of $4,297,000 and interest payments of $438,000. [2] Includes note payable amounts due to ICC of $23,154,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash decreased by $294,000 during the nine months ended October 2, 2004.

Total cash provided by operating activities was $1,216,000 for the nine months ended October 2, 2004. This was primarily attributable to non-cash charges of $1,876,000 for depreciation and amortization, an increase in amounts due to ICC of $1,682,000, an increase in accounts payable and accrued expenses of $1,139,000, a decrease in prepaid expenses and other assets of $818,000 and a decrease in inventories of $1,371,000, offset by a net loss of $4,490,000 and an increase in accounts receivable of $1,180,000.

Net cash used in investing activities for the nine months ended October 2, 2004 was $1,296,000, attributable to expenditures for capital equipment.

Net cash used in financing activities for the nine months ended October 2, 2004 was $214,000, primarily attributable to repayments of capital lease obligations of $1,828,000 and long term debt of $1,549,000 partially offset by cash advances from ICC of $1,515,000, proceeds of $1,039,000 received under new equipment financing agreements, proceeds from stock option exercise of $32,000 and additional borrowings of $577,000.

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

As of October 2, 2004, the Company has negative working capital of $4,832,000, an accumulated deficit of $82,259,000 and a stockholders' deficit of $22,250,000. In addition, the Company had net losses of $4,490,000 for the nine months ended October 2, 2004 and $1,701,000 for the three months ended October 2, 2004. In view of these matters, realization of a major portion of the Company's assets is dependent upon the Company's ability to meet its financing requirements and the success of its future operations.

We continue to address customer relationship issues and are continuing the process of rebuilding our sales base and to pursue our plan to increase revenues and improve operational efficiencies to restore profitability. To carry out these plans, we have set forth certain initiatives, objectives and actions detailed in Note 3 to the Notes to the Condensed Consolidated Financial Statements. Note, however, that the FDA Warning Letter discussed in Note 3 in the Notes to Condensed Consolidated Financial Statements may impact our ability to carryout these initiatives, objectives and actions and otherwise affect our business, results of operations or financial condition.

We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC our parent company, will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through September 30, 2005. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2005. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital. Based upon prior history, management believes ICC will continue to support PFI after March 31, 2005 but that ICC has not made any legal commitment to do so. Additionally, ICC has guaranteed our debt with our major lender.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company's annual interest expenditures by approximately $435,000, based on current levels of borrowing and related base interest rates.

ITEM 4	CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 2, 2004, except as otherwise noted below, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is assembled and reported to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our independent auditors, Grant Thornton LLP, have advised management and the audit committee of our board of directors of two matters that they considered to be material weaknesses in our internal controls, as that term is defined under standards established by the Public Company Accounting Oversight Board: (i) the lack of adequate preparation of account reconciliations and analysis necessary to accurately prepare financial statements and (ii) the lack of sufficient qualified personnel in our accounting department.

We considered these matters in connection with the quarter-end closing process and the preparation of the consolidated financial statements for the quarter ended October 2, 2004 included in this Form 10-Q and believe that the concerns identified by our auditors have not impaired or prevented our ability to report accurately our financial condition and results of operation for the periods covered by this report. Management is actively working to assess and correct the conditions reported by our auditors and we plan to implement certain enhancements to our disclosure controls and our internal control over financial reporting in 2004 which we believe should address the issues identified by Grant Thornton. Our efforts to-date have included reinforcing existing policies and procedures, undertaking timely accounting reconciliations, and hiring additional qualified personnel in the accounting department.

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

See Note 3 to Notes to Condensed Consolidated Financial Statements regarding the recent FDA warning letter.

On September 20, 2004, the Company and The CIT Group/Business Credit, Inc. amended their revolving credit agreement to include an EBITDA covenant. On October 2, 2004 the Company further modified its term loan and security agreement with ICC. The loan principal under this modification was increased to $22,804,000 to reflect $415,000 of advances made by ICC during the three-month period ended October 2, 2004 and the principal payments schedule was modified. See Note 6 to Notes to Condensed Consolidated Financial Statements.

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

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Agreement between The CIT Group/Business Credit, Inc., Pharmaceutical Formulations, Inc. and Konsyl Pharmaceuticals, Inc. dated September 20, 2004 amending certain terms of the First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. successor by merger to The CIT Group/Credit Finance, Inc. and assignee of Fidelcor Business Credit Corporation (as Lender) and Pharmaceutical Formulations, Inc. (successor by merger to Private Formulations, Inc. f/k/a PharmaControl Corp.) and Konsyl Pharmaceuticals, Inc., jointly and severally (collectively as Borrower) dated as of May 15, 2003

10.2	Term Loan and Security Agreement dated as of October 2, 2004 between ICC and the Registrant

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Registrant filed or furnished the following report on Form 8-K during the third quarter of the fiscal year ending January 1, 2005:

Date of Report	Item Number (Summary)

August 23, 2004	2.02 (regarding results of operations and financial condition for the second fiscal quarter)

May 15, 2003	Item 7 of old Form 8-K (Amendment No. 1 to 8-K as originally filed on May 30, 2003 relating to the acquisition of Konsyl Pharmaceuticals Inc., to include certain financial statements, filed on October 4, 2004)

September 15, 2004	5.03 (regarding amendments to Bylaws ) 8.01 (regarding adoption of code of ethics and corporate governance guidelines) 9.01 (exhibits)

October 23, 2004	1.01 (entry into a material definitive agreement with union) 9.01 (exhibit)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: November 16, 2004	By: /s/ James Ingram James Ingram Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2004	By: /s/ A. Ernest Toth, Jr. A. Ernest Toth, Jr. Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Agreement between The CIT Group/Business Credit, Inc., Pharmaceutical Formulations, Inc. and Konsyl Pharmaceuticals, Inc. dated September 20, 2004 amending certain terms of the First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. successor by merger to The CIT Group/Credit Finance, Inc. and assignee of Fidelcor Business Credit Corporation (as Lender) and Pharmaceutical Formulations, Inc. (successor by merger to Private Formulations, Inc. f/k/a PharmaControl Corp.) and Konsyl Pharmaceuticals, Inc., jointly and severally (collectively as Borrower) dated as of May 15, 2003

10.2	Term Loan and Security Agreement dated as of October 2, 2004 between ICC and the Registrant

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002