Form 10-K
period 2005-01-01
PHARMACEUTICAL FORMULATIONS INC
filed 2005-04-18
CIK 353827

UNITED STATES
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

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such reporting requirements for the past 90 days.       Yes   /   /      No   /X/

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes   /   /      No   /X/

           The aggregate market value of the voting stock (based on the average of the high and low bid prices) held by non-affiliates of the registrant as of July 3, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,421,493. For purposes of this computation, ICC Industries Inc. and all executive officers and directors of the Registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such persons are, in fact, affiliates of the Registrant.

           As of March 31, 2005, there were 86,160,787 shares of Common Stock, par value $.08 per share, outstanding.

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

           Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained in this report. Statements in this report, particularly in "Item 1. Business", "Item 3. Legal Proceedings", the Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," describe certain factors that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include unanticipated developments in any one or more of the following areas:

•	the ability, and the ability of certain of our vendors, to obtain and maintain approvals from the U.S. Food and Drug Administration for new products and other regulatory matters, the ability to qualify additional vendors for significant raw material and the ability to comply with regulations regarding the manufacturing of products, including the FDA’s current good manufacturing practices regulations and other matters discussed below under “Government Regulation;”

•	the receptivity of consumers to generic drugs, including the public’s reaction to actions of governmental authorities, insurance companies and other groups to encourage or discourage the use of generic pharmaceutical products;

•	the rate of our new product introductions and the receptivity of our customers to such products;

•	competition, including pressures which may require us to reduce the prices such as consolidation of the drug distribution network;

•	the ability to develop and maintain collaborative relationships with others, including other pharmaceutical companies;

•	the number and nature of our customers and their product orders, including material changes in orders from the most significant customers and the relative mix of sales to retailers and sales to other pharmaceutical companies;

•	the ability of our vendors, including foreign vendors, to continue to supply our needs, especially with respect to our key products such as ibuprofen and psyllium;

•	our borrowing costs, and the ability to generate cash flow to pay interest and scheduled amortization payments as we have the ability to refinance such indebtedness or to sell assets when it comes due;

•	relations with our controlling shareholder, including its continuing willingness to provide financing and other resources;

•	the ability to have our shares quoted on the OTC Bulletin Board or another quotation system, stock exchange or stock market;

•	the continued involvement of our key personnel or the ability to obtain suitable replacement personnel;

•	the level of sales to our key customers;

•	actions by our competitors;

•	fluctuations in the price and availability of raw materials;

•	the dependence on discreet manufacturing facilities;

•	the ability to protect our proprietary manufacturing technology;

•	our dependence on a limited number of suppliers;

•	an adverse outcome in litigation, claims and other actions against us including product liability risks and the ability to continue to obtain insurance coverage;

•	technological changes and introductions of new competing products; and

•	changes in market demand, productivity, weather, and market and economic conditions in the areas in which we operate and market our products or from which we source the raw materials, particularly ibuprofen, psyllium and naproxen sodium,

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

Introduction

           Pharmaceutical Formulations, Inc., a Delaware corporation, is a publicly-traded private label manufacturer and distributor of nonprescription (sometimes called "over-the-counter" or "OTC") solid dose pharmaceutical products in the United States and powdered, dietary natural fiber supplements which are sold in the United States and several foreign countries. Such products, which are made in tablet, caplet, capsule or powdered form, are primarily sold under the customers' store brands or other private labels, manufactured under contract for national brand pharmaceutical companies or sold in bulk to others who repackage them for sale to small, typically independent, retailers and to other manufacturers who do not have government approval to manufacture certain formulas such as ibuprofen. We also sell generic products under our own brand names, including Konsyl®, Health+Cross® and Health Pharm®. The latter two brand names account for less than 1% of our total revenues.

           We believe that the therapeutic benefits of our products are comparable to those of equivalent national brand name products because the chemical compositions of the active ingredients of the brand name products on which the products are patterned are identical to those of the products. We are subject to regulation by the U.S. Food and Drug Administration (“FDA”) and the Drug Enforcement Agency (“DEA”). Our largest retail customers include Target, Dollar General Stores, Costco Wholesale, CVS Corp., and BJ’s Wholesale Club.

Acquisition of Konsyl Pharmaceuticals, Inc.

           On May 15, 2003, we completed the acquisition of the stock of Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas. Konsyl is a manufacturer and distributor of powdered, dietary natural fiber supplements. Its products are manufactured at its plant in Easton, Maryland and are sold, both domestically and internationally, to pharmaceutical wholesalers, drugstore chains, mass merchandisers, grocery store chains and grocery distributors. Products are sold under both the “Konsyl®” brand name and various private labels. The largest customers for colon health products include Wal-Mart, Walgreens, AmeriSource and McKesson. The consideration for the acquisition consisted of $6,502,000 of cash including transaction costs, and a $2,500,000 seller note. In addition, as part of the purchase price, we issued warrants to purchase 1.2 million shares of our common stock at an exercise price of $.204 per share, valued at $244,000. The warrants are exercisable until April 15, 2010.

           The transaction was financed by a combination of asset-based and term loan financing aggregating $3,700,000 from our existing lender, CIT Business Credit, as well as a loan of $1,627,000 from ICC Industries Inc., (“ICC”), the holder of approximately 86.5% of our common stock, $595,000 of equipment financing facilitated by ICC, a five year note to the former stockholder of Konsyl in the amount of $2,500,000, which was guaranteed by ICC, Konsyl’s own cash of $350,000 and a cash payment of $230,000 (including transaction costs).

           In connection with the acquisition of Konsyl, we entered into a consultancy agreement with Frank X. Buhler, the former majority stockholder of Konsyl and a current director of the Company, calling for payment for one year at $5,000 per month. This agreement ended in May 2004. In addition, Mr. Buhler was elected to our Board of Directors at the 2003 annual meeting of stockholders. Konsyl also entered into a five-year lease with ANDA Investments Ltd., a company partially owned by Mr. Buhler, regarding its manufacturing facility in Maryland. Annual rent is $200,000, payable quarterly. In addition, Konsyl has an option to purchase the facility for $2,250,000. This option expires on May 14, 2006.

Change in Fiscal Year

           During December 2002, we changed our fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. The just-completed 2004 fiscal year was the 52 week period which ended January 1, 2005. The 2003 fiscal year was the 53 week period which ended January 3, 2004. The prior fiscal period consisted of the six-month transition period from June 30, 2002 to December 28, 2002 and is sometimes referred to as transition 2002. The 2002 fiscal year consisted of the 52 week period which ended June 29, 2002. Konsyl’s fiscal year ends on December 31.

Certain Relationships with ICC

           ICC is our largest stockholder, currently holding 74,488,835 shares (86.5%) of our outstanding stock. Since we first entered into a relationship with ICC in 1991, we have engaged in various transactions with ICC.

           Tax Sharing Agreement - Since December 21 2001, when ICC’s ownership of our common stock reached 87%, we have filed a consolidated Federal income tax return with ICC, and will continue to do so as long as ICC continues to own more than 80% of our common stock. As a result, we entered into a tax sharing agreement whereby we will be credited for the cash savings generated by ICC’s utilization of the current tax losses or utilization of tax loss carryforwards. In addition, the agreement provides for an allocation of the group's tax liability based upon the ratio that each member's contribution of the taxable income bears to the consolidated taxable income of the group. Such compensation shall be reflected as an offset against amounts we owe to ICC.

           Purchase of Raw Materials - We purchased $6,638,000 of raw materials from ICC in fiscal 2004, $7,511,000 in fiscal 2003, $3,508,000 in transition 2002, and $1,438,000 in fiscal 2002. We have purchased from ICC, and will likely in the future continue to purchase from ICC, to use their buying power to obtain more favorable price treatment. These purchases have been at ICC’s cost plus a small markup; we believe that the price we pay ICC is less than what we would have to pay if we purchased the items directly from other vendors. We also purchased raw materials from a major raw material supplier with respect to which starting in 2004 ICC guaranteed up to $1.0 million of our obligations (this guarantee was increased to $1.5 million in April 2005) which guaranty expires upon the earlier of written notice by ICC or April 6, 2006.

           Stockholder Loans - Effective December 31, 2004, we modified our term loan and security agreement with ICC to extend the final due date for the loan from January 31, 2005 to January 31, 2006. The loan principal under this agreement was $22,654,000 as of January 1, 2005. Principal payments are due commencing in January 2005 at $300,000 per month and in increasing amounts thereafter of $325,000, $350,000 or $375,000 per month with a final payment of $18,604,000 due in January 2006. Interest is payable monthly at 1% above the prime rate (6.75% at January 1, 2005). The loan is secured by a secondary security interest in all of our assets. This agreement also includes cross default provisions with other loans. On April 11, 2005 the Company obtained a waiver of current defaults. See “Liquidity and Capital Resources”.

           On May 15, 2003, in connection with the acquisition of Konsyl Pharmaceuticals, Inc., we borrowed $500,000 from ICC. Principal payments to ICC began on July 1, 2003 at $10,000 per month with a final payment of $320,000 due in January 2005. Effective January 31, 2005, such loan repayment obligation was extended until January 31, 2006. The loan stipulates payments of $10,000 per month with a final payment of $190,000 due in January 2006. Interest is payable monthly at 4.5% per annum.

           Support - ICC has committed to provide us with the necessary financing to support our operations through March 31, 2006. (See discussion in the section, “Liquidity and Capital Resources”.)

           As of February 28, 2005, we owed ICC an aggregate of $38,700,000, including loans of $22,484,000 and accounts payable of $16,262,362.

Products

           Currently, we market more than 95 different types of generic OTC products (including different dosage strengths of the same chemical composition). These products include analgesics (such as ibuprofen, acetaminophen and naproxen sodium), cough-cold preparations, sinus/allergy products and gastrointestinal relief products and fiber colon health products. Sales of ibuprofen accounted for 23% in fiscal 2004, 28% in fiscal 2003, 28% in transition 2002 and 21% in fiscal 2002 of our gross revenues.

           Generic pharmaceutical products are drugs which are sold under chemical names rather than brand names and possess chemical compositions (and, we believe, therapeutic benefits), equivalent to the brand name drugs on which they are patterned. OTC drugs are drugs which can be obtained without a physician's prescription. Generic drug products are subject to the same governmental standards for safety and efficacy (effectiveness) as their brand name equivalents and are typically sold at prices substantially below the brand name drug. We manufacture generic OTC products which we believe are chemically and therapeutically equivalent to such brand name products as Advil®, Aleve®, Anacin®, Tylenol®, Bufferin®, Ecotrin®, Motrin®, Excedrin®, Sominex®, Sudafed®, Comtrex®, Sinutab®, Dramamine®, Actifed®, Benadryl®, Allerest®, Tagament®, Metamucil®, and Citracel,® among other products.1

_______________

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

                                                  ILLUSTRATIVE COMPETING
          THE PRODUCTS                            NATIONAL BRANDS
          ------------                            ------------------------
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
          Menstrual Pain Relief                   Midol(R), Pamprin(R)
          Cough/Cold                              Tylenol(R), Sudafed(R)
          Allergy/Sinus                           Sudafed(R)
          Anti-Diarrheal/Acid Blockers/           Tagament HB(R), Mylanta Gelcap(R)
               Anti-Gas/Antacid
          Colon Health                            Correctol(R), Metamucil, Citracel(R)
          Antifungal Aerosol                      Tinactin(R)
          Alert/Sleep Aids/Travel Sickness        Vivarin(R), Somnitabs(R), Dramamine(R)

Manufacturing

           Our manufacturing facility in Edison, NJ currently operates two shifts on a five-day per week work schedule and produces approximately one and a half million solid dose tablets/capsules per hour, representing about 60% of capacity as currently configured. The manufacturing equipment operates very efficiently with little or no disruptions during the manufacturing process. The equipment has the ability to manufacture five to six different formulations concurrently at the initial stages of production and about 20 different formulations at various stages throughout the production process. The Konsyl manufacturing facility in Easton, MD operates one shift on a five-day per week work schedule, representing about 70% of capacity as currently configured. The equipment is used for the manufacture of powdered natural dietary supplements.

           Average lead-time for a new customer from the time of submission of initial artwork to the final design of the packages, ordering of boxes, and delivery of the first orders of product to the customer is usually about one month. Turnaround of orders for existing customers usually ranges anywhere between 24 to 48 hours. In situations where customers need products replenished in a faster time frame, we usually have the staff and available capacity to fulfill this requirement. We employ approximately 386 people in the manufacturing process. We believe that we are in full compliance with all FDA and other federal regulations applicable to the business. See discussion below regarding “Governmental Regulation.”

           In order to manufacture our products, we acquire raw materials from suppliers located in the United States and abroad. To date, we have had no significant difficulties obtaining the raw materials we need and expect that such raw materials will continue to be readily available in the future. The raw materials are first placed in quarantine so that samples of each lot can be assayed for purity and potency. Incoming materials are also tested to assure that they are free of objectionable microorganisms and that they meet chemical and physical testing requirements. Throughout the manufacturing process, samples are taken by quality assurance inspectors for quality control testing. The raw materials must meet standards established by the United States Pharmacopoeia, the National Formulary and the FDA, as well as by us and our customers.

           To produce capsules and tablets, we utilize specialized equipment which compresses tablets and fills powder and granules into hard gelatin capsules. At this stage, certain tablets are film- or sugar- coated to achieve an aesthetically appealing tablet. The customer chooses whether its order of generic OTC products will be delivered in bulk containers or in packages. Typically, we assist the customers in developing the size, design and graphics of the folding carton, label and container for the products. The package can be automatically placed into shipping containers of the customer's selection.

           To produce Konsyl products, we use a variety of equipment including a grain mill for psyllium milling, two blenders, several fill tanks, a bottle unscrambler, a rotary fill head, a bottle capping machine, torquer, in-line check weigher, bottle labeler and cap labeler and three packet filling machines.

           In response to drug tampering problems affecting the industry generally, we have instituted certain tamper-evident features in the packaging operation. A tamper-evident package is one which readily reveals any violation of the packaging or possible contamination of the product. These include a foil inner-seal which is electronically sealed after the capping operation and, for some customers, a neck band or outer safety seal applied to the bottle and cap as an additional tamper-evident feature. In addition, we manufacture a banded capsule which contains a gelatin band in the center to deter ease of opening and/or closing the capsule product. Although we take steps to make the products tamper-resistant, we believe that no product is "tamper-proof." There can be no assurance that the products will not be tampered with. Any such tampering, even if it occurs in the retail outlets, may have a material adverse effect on the business. See "Insurance."

Customers

           Our customers consist of over 50 retailers (including major national and regional drug, supermarket and mass-merchandise chains), wholesalers, club stores, distributors and brand-name pharmaceutical companies. Sales to the various categories of customers in fiscal 2004, fiscal 2003, transition 2002 and fiscal 2002 by percentage of total sales were as follows:

                                                           Percentage of Sales
                                             --------- ----------- --------------- ----------
                                             Fiscal      Fiscal    Transition       Fiscal
          Category                            2004        2003        2002           2002
          ---------                           ----       ------      ------         ------
          Retail drug and supermarket
            chains and
            mass merchandisers                 64%        82%           83%           79%
          Brand-name pharmaceutical
            companies                          21%         8%           10%           12%
          Wholesalers and distributors         15%        10%            7%            9%

Virtually all of these sales, except for Konsyl products, consisted of products that our customers sell under their own store brand or other labels.

           Sales to customers which represented more than 10% of consolidated gross sales in any one or more of fiscal 2004, fiscal 2003, transition 2002 or fiscal 2002 were as follows:

                                           Sales ($, in thousands, and percentage of total gross sales)
                        ------------------------------------------------------------------------------------------
                             Fiscal                 Fiscal                 Transition                 Fiscal
Customer                      2004                   2003                     2002                     2002
---------                    ------                 ------                   ------                   ------
Target                    $9,070 (12%)           $8,289 (11%)             $4,010 (12%)              $ 152 ( 0%)
Dollar General            $8,550 (11%)           $7,975 (10%)             $3,282 ( 9%)             $4,283 ( 8%)
Costco                    $4,955 ( 7%)           $6,310 ( 8%)             $4,054 (12%)             $7,234 (14%)

           Other retail customers include CVS, a drug store chain; BJ’s Wholesale Club, a warehouse discounter; Drug Mart, a drug store chain; Eckerd, a drug store chain; Family Dollar, a discount chain; H.E. Butt, a food chain; Save-A-Lot, a discount chain; Wegmans, a food chain; and Wal-Mart, a mass merchandise chain.

Sales and Marketing

           We had 24 employees in sales and customer service as of January 1, 2005. This staff and several independent brokers sell our products and our marketing services to current and potential customers. There are account teams servicing different geographic areas of the U.S., each headed by a sales director. A team is assigned to each retail customer, to focus on servicing that customer and making recommendations to help build retail store brand business.

Governmental Regulation

           Pharmaceutical companies are subject to extensive regulation by the Federal government, primarily by the FDA, under the Federal Food, Drug and Cosmetic Act, the Controlled Substance Act and other federal statutes and regulations. These regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, pricing, advertising and promotion of the drug products. Failure to comply with FDA and other governmental requirements can result in a variety of adverse regulatory actions, including but not limited to the seizure of company products, demand for a product recall, total or partial suspension of manufacturing/production, refusal by the FDA to approve new products and withdrawal of existing product approvals.

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

           Generic drug products are capable of being approved for marketing by the FDA via the ANDA process. An ANDA is submitted to the FDA in order to demonstrate that a drug product is “bioequivalent” to a drug product that has already been approved by the FDA for safety and effectiveness (i.e., an “innovator’s” drug product). Unlike an NDA, an ANDA is not required to contain evidence of safety and effectiveness. Instead, ANDAs for orally administered dosage forms typically contain “bioavailability” studies to demonstrate “bio-equivalence.” FDA approvals of ANDAs generally take 18 to 24 months to obtain. As with NDAs, the filing of an ANDA with the FDA provides no assurance that the FDA will approve the applicable drug product for marketing.

           The current regulatory framework that governs generic drug approvals via the ANDA process was enacted as the Drug Price Competition and Patent Term Restoration Act of 1984 (commonly known as the Hatch-Waxman Act), which amended the Federal Food, Drug and Cosmetic Act. Under the Hatch-Waxman Act, companies are permitted to conduct studies required for regulatory approval notwithstanding the existence of patent protection relevant to the substance or product under investigation. Thus, “bioavailability” studies for a generic drug product may be conducted regardless of whether the related “innovator” product has patent protection.

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

           Manufacturers of patented drugs, however, will often list additional patents on drugs in the FDA’s “Orange Book” as the original patent is due to expire and thereby prevent the marketing of generic drugs after the original patent has expired and even delay the ANDA approval process by an additional 30 months. A 2001 case in the Federal Circuit (Mylan v. Thompson) held that generic drug manufacturers have no right to protest the listing of the new patent even if the new patent has no relevance to the drug, which serves to allow the owner of the patent to bring an action for infringement if the generic drug manufacturer continues with the approval process and/or markets the drug. The generic drug manufacturer’s only recourse is to raise the impropriety of the new patent as a defense to the infringement action.

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

           If the final drug monographs require us to expend substantial sums to maintain FDA compliance, we could be materially adversely affected. In the past, the generic OTC products (with the exception of ibuprofen) have not required approval of NDAs or ANDAs. Certain products which we have introduced or are under development, however, require such approvals. The FDA has approved ANDAs in 200 mg. 300 mg., 400 mg., 600 mg. and 800 mg. dosage strengths for the ibuprofen product (although, at present, we sell the ibuprofen products in the 200 mg. strength only). We have also obtained FDA approval of certain different colors and shapes for the 200 mg. ibuprofen product. Other products which have ANDA approval are a naproxen sodium product, a cimetidine product, an ibuprofen capsule and in 2002, an ibuprofen-pseudophedrine product. In September 2004 the FDA approved our supplemental new drug application for orange ibuprofen.

           The principal components of the products are active and inactive pharmaceutical ingredients and certain packaging materials. Many of these components are available only from a single source and the government approvals may be based on a single supplier, even in instances when multiple sources exist. Because FDA approval of drugs requires manufacturers to specify their proposed suppliers of active ingredients and certain packaging materials in their applications, FDA approval of any new supplier would be required if active ingredients or such packaging materials were no longer available from the specified supplier. The qualification of a new supplier could delay the development and marketing efforts.

           All drug products, whether prescription or OTC, are required to be manufactured and processed in compliance with the FDA’s current “good manufacturing practices” (cGMPs). CGMPs are “umbrella” regulations that prescribe, in general terms, the methods to be used for the manufacture, packing, processing and storage of drug products to ensure that such products are safe and effective. Examples of cGMP regulatory requirements include record-keeping requirements and mandatory testing of in-process materials and components. FDA inspectors determine whether a company is in compliance with cGMPs. Failure to comply with cGMPs may render a drug “adulterated” and could subject us to adverse regulatory actions.

           The FDA regulates many other aspects of pharmaceutical product development and marketing, including but not limited to product labeling and, for prescription drug products, product advertising. The Federal Trade Commission is the primary Federal agency responsible for regulating OTC drug product advertising.

           We believe that we are currently in compliance with FDA regulations.

           Our facilities are subject to periodic inspection by the Food and Drug Administration for, among other things, conformance to cGMP requirements. Following an inspection, the FDA typically provides its observations, if any, in the form of a Form 483 (Notice of Inspectional Observations). In January 2004, the FDA initiated an inspection of our Edison, New Jersey manufacturing facility. Following the inspection, the FDA issued to us a Form 483 notice concerning our compliance with cGMP, including observations related to training, personnel and control systems. Although we responded to the Form 483 to address and correct the deficiencies, the FDA further issued a warning letter in May 2004 relating to these observations. In June 2004, we responded to the FDA with a plan of the corrective actions that we have taken or proposed to take. In that response, we committed to further developing and implementing, in a timely manner, the principles and strategies of systems-based quality management for improved cGMP compliance, operational performance and efficiencies. While there can be no assurance that an adverse determination of any of the matters identified in the FDA’s warning letter could not have a material adverse impact on our business in any future period, management does not believe, based on the information currently known to it, that the warning letter, or the actions that need to be taken in response to such letter, will materially adversely affect our operations. In November 2004 the FDA acknowledged our corrective action plans. On March 14, 2005 the FDA initiated a follow-up inspection of our facility, which concluded on March 30, 2005.

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

           We are also subject to the requirements of the Comprehensive Methamphetamine Control Act of 1996, a law designed to allow the DEA to monitor transactions involving chemicals that may be used illegally in the production of methamphetamine. This act establishes certain registration and record keeping requirements for manufacturers of OTC cold, allergy, asthma and diet medicines that contain ephedrine, pseudoephedrine or PPA. While certain of our OTC drug products contain pseudoephedrine, our products contain neither ephedrine, a chemical compound that is distinct from pseudoephedrine, nor PPA. Pseudoephedrine is a common ingredient in decongestant products manufactured by us and other pharmaceutical companies. We believe that our products are in compliance with all applicable DEA requirements.

           In addition to Federal regulation, pharmaceutical companies are subject to state regulatory requirements, which may differ from one state to another. Federal and/or state legislation and regulations concerning various aspects of the health care industry are under almost constant review and we are unable to predict, at this time, the likelihood of passage of additional legislation, nor can we predict the extent to which we may be affected by legislative and regulatory developments concerning the products and the health care field generally.

           Certain states are enacting legislation in reaction to nationwide concerns over the control of chemicals that may be used illegally in the production of methamphetamine. This legislation may result in the removal of certain products containing pseudoephedrine from the retail shelf to a more controlled position of sale behind the pharmacy counter of a retailer. Additionally, such legislation may require special product packaging, enhanced record keeping and limits on the amount of product a consumer may purchase. Products that we manufactured containing pseudoephedrine generated $8.5 million of sales in 2004. We expect these products to contribute similarly to total revenues in the future. We cannot predict whether further legislation will be passed or, if it is passed, its impact on future revenues of these products.

Environmental Matters

           The prior owner of the Edison, New Jersey manufacturing facility, Revco, conducted a soil and groundwater cleanup of such facility, under the New Jersey Industrial Site Recovery Act (ISRA), as administered by the New Jersey Department of Environmental Protection (NJDEP). NJDEP determined that the soil remediation was complete and approved the groundwater remediation plan, subject to certain conditions. Revco began operating a groundwater remediation treatment system in 1995. Although CVS (as the successor to Revco) is primarily responsible for the entire cost of the cleanup, we guaranteed the cleanup. In addition, we agreed to indemnify the owner of the facility under the terms of the 1989 sale leaseback. If CVS defaults in its obligations to pay the cost of the cleanup, and such costs exceed the amount of the bond posted by Revco, we may be required to make payment for any cleanup. The likelihood of CVS being unable to satisfy any claims which may be made against it in connection with the facility, however, are remote in our opinion. Accordingly, we believe that we will not have to bear any costs associated with remediation of the facility and we will not need to make any material capital expenditures for environmental control facilities.

Research and Development; New Products and Products in Development

           We are engaged in a research and development program, which seeks to develop and gain regulatory approval of products, which are comparable to national brand products under the FDA OTC Drug Monograph process or the ANDA process. We are also engaged in R&D efforts related to certain prescription (sometimes referred to in the industry as “ethical”) products and are exploring potential acquisition candidates or joint ventures to facilitate entry into other drug categories.

           We maintain an experienced staff of four employees in the product development department, as well as other support staff to assist customers. Our research and development activities are primarily related to the determination of the formula and specifications of the products desired by customers, as well as the potency, dosage, flavor, quality, efficacy, color, hardness, form (i.e. tablet, caplet or capsule) and packaging of such products, as well as costs related to new products in development including costs associated with regulatory approvals. Our research and development expenditures were $290,000 in fiscal 2004, $323,000 in fiscal 2003, $148,000 in transition 2002 and $282,000 in fiscal 2002. The rate of R&D expenditures fluctuates significantly from year to year depending primarily on what branded products are coming off patent in the near future and whether or not such products are appropriate for development by us. Expenditures in one year are not necessarily indicative of expenditures in future years. We expect to spend in calendar 2005 approximately $300,000 on research and development activities consistent with the goal of continually increasing and improving the product line.

Patents and Trademarks

           Allerfed®, Leg Ease®, Health+Cross®, Health Pharm® and Konsyl® are federally registered trademarks owned by us. To the extent that the packaging and labeling of generic OTC products may be considered similar to the brand name products to which they are comparable, and to the extent that a court may determine that such similarity may constitute confusion over the source of the product, we may be subject to legal actions under state and Federal statutes and case law to enjoin the use of the packaging and for damages.

Insurance

           We may be subject to product liability claims by persons damaged by the use of our products. We maintain product liability insurance for the generic OTC products covering up to $10,000,000. Although there have been no successful material product liability claims made against us to date, there can be no assurance that such coverage will adequately cover any claims which may be made or that such insurance will not significantly increase in cost or become unavailable in the future. The inability to maintain necessary product liability insurance would significantly restrict our ability to sell any products and could result in a cessation of the business.

Competition

           We compete not only with numerous manufacturers of generic OTC products, but also with brand name drug manufacturers and consumer goods manufacturers, most of which are betterknown to the public. In addition, our products compete with a wide range of products, including well-known name brand products, almost all of which are manufactured or distributed by major pharmaceutical companies or consumer goods manufacturers. Some of the competitors, including all of the manufacturers and distributors of brand name drugs, have greater financial and other resources than we have, and are therefore able to expend more effort than we do in areas such as product development and marketing. The crucial competitive factors are price, product quality, customer service and marketing. Although we believe that the present equipment and facilities render our operations competitive as to price and quality, many competitors may have far greater resources than we have, which may enable them to perform high quality services at lower prices than the services performed by us. Additionally, some of the customers may acquire the same equipment and technologies used by us and perform for themselves the services which we now perform for them.

Employees

           As of January 1, 2005, we employed approximately 484 full-time employees. Of such employees, approximately 386 are engaged in manufacturing and operational activities and approximately 306 are covered by our collective bargaining agreement with Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey, which expires in October 2007. Such union entered into an agreement with us on October 29, 2004 for a period of three years ending October 23, 2007. The changes implemented with the new agreement include increases in wages and medical payments and changes in policy regarding attendance policy, classifications and titles, job performance, job bids, bereavement and company shut-down. Additionally, three employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO, which agreement expires October 31, 2005. We had approximately 24 persons employed in sales, marketing, customer service and graphic arts, 25 administrative employees and 49 laboratory technicians and scientists. We believe that our relations with our employees are satisfactory.

Item 2.     Properties

           We lease approximately 214,000 square feet of office, manufacturing and warehousing space in Edison, New Jersey, under a lease that expires in 2019. The monthly rental is currently $147,500 per month and will increase on each 30th month after August 2009 by a cost of living increase. The rental during each of the renewal options, if any, will be the higher of the "fair rental value" (as that term is defined in the lease) of the premises at the commencement of each renewal option or the rent in effect at the end of the lease. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

           We also lease a 91,200 square foot building located adjacent to the present manufacturing facility, under a lease which expires in April 2005. We are currently negotiating an extension of this lease. Rent payments are $28,500 per month for the balance of the initial ten-year term. In addition, we are obligated to pay all utilities, real estate taxes, assessments, repairs, improvements, maintenance costs and expenses in connection with the premises, comply with certain environmental obligations and maintain certain minimum insurance protection.

           We also lease Konsyl’s manufacturing facility in Maryland pursuant to a lease expiring in May 2008 from ANDA Investments Ltd., a company partially owned by Mr. Frank X. Buhler, the former majority stockholder of Konsyl and currently a director of the Company. Annual rent is $200,000, payable quarterly. In addition, Konsyl has an option to purchase the facility for $2,250,000, which expires on May 14, 2006.

           We believe that each of these facilities provides the potential for increased expansion of manufacturing capacity, if necessary.

Item 3.     Legal Proceedings

           Fiorito vs. PFI, In March 2002, action was brought against us in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective products. Our insurer is defending the case at the insurer’s cost.

           Case relating to Max Tesler, In May 1998, we brought an action in Middlesex County Superior Court, NJ against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of us. The action has been sent to binding arbitration, which is expected to commence in the spring of 2005.

           Apotex Corporation and Torpharm vs. PFI, In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois against us by Apotex Corporation (“Apotex”) and Torpharm, Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The complaint alleges that we would purchase a certain product exclusively from Apotex. The counts specified in the complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a Uniform Commercial Code action for the price of approximately 3 million tablets. Apotex’s expert testified that Apotex suffered damages of approximately $3.1 million as a result of the alleged breaches. Management believes the lawsuit is without merit and is vigorously defending against it. Several counts of Apotex’s complaint have now been dismissed by the Court, and Apotex has requested that the action be stayed pending appellate review of those dismissed counts.

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

Item 4.      Submission of Matters to a Vote of Security Holders

           None.

PART II

Item 5.      Market for the Registrant's Common Stock and Related Security Holder Matters

           Our common stock is registered under Section 12(g) of the Securities Exchange Act of 1934 and is traded on the OTC Bulletin Board, symbol: PHFR. As of January 1, 2005, there were 1,349 holders of record of the common stock. The following table sets forth the range of high and low closing bid quotations for the common stock through January 1, 2005 These quotations represent prices between dealers, without adjustments for retail mark-ups, mark-downs or other fees or commissions, and may not represent actual transactions.

                                                      High Bid          Low Bid
                                                      --------          -------
     Year Ended January 3, 2004
          First Quarter........................         $.22              $.10
          Second Quarter.......................          .40               .15
          Third Quarter........................          .63               .30
          Fourth Quarter.......................          .66               .51

     Year Ended January 1, 2005
          First Quarter........................         $.68              $.52
          Second Quarter.......................          .62               .45
          Third Quarter........................          .56               .35
          Fourth Quarter.......................          .45               .30

           On April 15, 2005, the high and low bids for our common stock on the OTC Bulletin Board were $.14 and $.13 per share. As of April 1, 2005, we had 1,349 stockholders of record.

           We have never paid dividends on our common stock. We anticipate that for the foreseeable future any earnings will be retained for use in the business or for other corporate purposes, and we do not anticipate that cash dividends will be paid. Furthermore, our agreement with our institutional lender prohibits the payment of dividends without the lender's consent.

Item 6.      Selected Financial Data

           During December 2002, we changed our fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. The just-completed 2004 fiscal year was the 52 week period which ended January 1, 2005. The 2003 fiscal year was the 53 week period which ended January 3, 2004. The prior fiscal period consisted of the six-month transition period from June 30, 2002 to December 28, 2002 and is sometimes referred to as transition 2002. The 2002 fiscal year consisted of the 52 week period which ended June 29, 2002. The 2001 fiscal year consisted of the 52 week period which ended on June 30, 2001. Konsyl’s fiscal year ends on December 31. The information for the year ended December 28, 2002 and as of and for the six months ended December 29, 2001 is unaudited.

           The selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

                                      Fiscal Year    Fiscal Year    Fiscal     Six Months    Six Months   Fiscal
                                         Ended          Ended        Year        Ended         Ended      Year      Fiscal Year
                                      January 1,      January 3,     Ended     December 28,   December    Ended       Ended
                                         2005          2004       December 28,    2002        29, 2001    June 29,    June 30,
                                                                    2002                     (Unaudited)   2002        2001
                                                                 (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        (in thousands, except per share amounts)
Statement of Operations Data:
         Gross sales                    $75,763     $74,519      $60,653       $33,756        $26,680      $53,577    $51,777
         Net sales                       72,696      72,501       59,555        33,223         26,125       52,457     49,157
         Net income (loss)               (7,889)     (1,841)      (1,398)          544         (4,946)      (6,888)    (4,592)
         Net income (loss) per share
         of common stock:
             Basic and diluted             (.09)       (.02)        (.02)          .01           (.14)        (.12)      (.49)
         Weighted average common
         shares and dilutive
         securities
         outstanding:
             Basic and diluted           85,930      85,382       85,267        85,278         36,641       59,078     30,330

Balance Sheet Data:                        As of        As of         As of         As of         As of        As of      As of
                                         January 1,   January 3,   December 28,   December 28,  December 29,  June 29,   June 30,
                                           2005         2004          2002           2002         2001         2002       2001
                                                                                              (Unaudited)
                                       ------------- ----------- ------------- ------------- ------------- ----------- ---------
         Current assets                 $20,937        $25,450      $24,029       $24,029     $ 19,810       $21,883     $19,174
         Current liabilities             28,239         27,265       23,234        23,234       31,671        21,510      36,944
         Working capital (deficiency)    (7,302)        (1,815)         795           795     (11,861)           373     (17,770)
         Total assets                    39,361         44,979       37,961        37,961       34,820        36,277      32,923
         Long-term debt and capital
         lease                           36,692         36,426       32,032        32,032       19,063        32,621      21,952
         obligations
         Stockholders' deficiency       (25,570)       (18,712)     (17,305)      (17,305)     (15,914)       (17,854)   (25,973)

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations

           During December 2002, we changed the fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. The just-completed 2004 fiscal year was the 52 week period which ended January 1, 2005. The 2003 fiscal year was the 53 week period which ended January 3, 2004. The prior fiscal period consisted of the six-month transition period from June 29, 2002 to December 28, 2002 and is sometimes referred to as transition 2002. For fiscal 2002, the fiscal year ended on the Saturday closest to June 30. Konsyl’s fiscal year ends on December 31.

           Operations of Konsyl have been included in the results from the May 15, 2003 date of acquisition.

Critical Accounting Policies and Estimates

           Our critical accounting policies are more fully described in the Summary of Significant Accounting Policies in the notes to the consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We believe that the following are the critical accounting policies and estimates used in the preparation of our financial statements. Management has discussed the development and selection of the critical accounting policies and estimates discussed below with the audit committee of the Board of Directors, and the audit committee has reviewed our disclosures relating to these estimates.

Revenue Recognition

           Revenue from product sales is recognized when merchandise is received by an unrelated third party, net of estimated provisions, pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” Accordingly, revenue is recognized when all of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the product has occurred; (iii) the selling price is both fixed and determinable and (iv) collectibility is reasonably assured. Our customers consist primarily of large retailers. Provisions for sales discounts, allowances and returns are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by us as our best estimate at the time of sale based on its historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses if the payment will be settled through a direct payment to the customer.

           We do not provide any price protection to its customers and generally accept returns only if the goods are damaged.

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

           We review accounts receivable on a monthly basis to determine if any accounts receivable will potentially be uncollectible. Factors used in assessing collectibility include timeliness of payments, trend analysis, trade publications and credit reports. We include any accounts receivable balances that are determined to be uncollectible, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to us, we believe the allowance for doubtful accounts as of January 1, 2005 and January 3, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

           Substantially all accounts receivable serves as collateral for the loan agreements.

Income Taxes

           We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is established when we believe that it is more likely than not that some portion of our deferred tax assets will not be realized. Future changes in the valuation allowance will be recognized in the period of change. Since December 21 2001, when ICC’s ownership of our stock reached 87%, we have filed a consolidated Federal income tax return with ICC, and will continue to do so as long as ICC continues to own more than 80% of our common stock. As a result, we entered into a tax sharing agreement whereby we will be credited for the cash savings generated by ICC’s utilization of the current tax losses or utilization of tax loss carryforwards. Such compensation shall be as an offset against amounts due to ICC from us.

Goodwill and Other Intangible Assets.

           We follow SFAS No. 142, “Goodwill and Other intangible Assets”, which eliminated the amortization of purchased goodwill and intangible assets with indefinite lives. As a result, we are not amortizing the goodwill resulting from the Konsyl acquisition. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are tested annually and more frequently if an event occurs which indicates the goodwill and intangible assets with indefinite lives may be impaired. SFAS No. 142 requires companies to use a fair value approach to determine whether there is an impairment event. We perform an annual impairment test at fiscal year-end for goodwill and other indefinite-lived intangible assets.

Long-Lived Assets

           As of January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of”. Under SFAS No. 144, long-lived assets other than those covered by SFAS 142 are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to: (a) a significant decrease in the market price of a long-lived asset (or asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (or asset group), including an adverse action or assessment by a regulator; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (or asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (or asset group); and (f) a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments were recorded in any of the periods presented.

Purchase Price Allocation

           The fair values of assets acquired and liabilities assumed were based upon management's estimates with the assistance of independent professional valuation firms. Certain of the acquired assets were intangible in nature, including trademarks. The excess purchase price over the amounts allocated to the assets was recorded as goodwill.

           All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

Inventory Valuation

           Inventories are stated at the lower of cost or market with cost determined on a first in, first out (FIFO) basis. An allowance is established when management determines that certain inventories may not be saleable at normal sales prices. These allowances are based on management’s judgments and may be subject to changes in the near term. Any changes in estimate would be recorded in the period of change.

Commitments

           As of January 1, 2005, our commitments are as follows:

Fiscal year ended:                             Operating Lease    Capital Lease
                                                 Obligations       Obligations1     Long-Term Debt         Total
--------------------------------------------- ------------------ ----------------- ----------------- -----------------
2005                                             $  2,078,000           $735,000       $  6,365,000   $   9,178,000
2006                                                1,964,000            718,000         32,805,000      35,487,000
2007                                                1,964,000            638,000          1,864,000       4,466,000
2008                                                1,856,000            472,000             96,000       2,424,000
2009                                                1,764,000            279,000                 -        2,043,000

Thereafter                                         17,052,000                  -                 -       17,052,000
=======================================================================================================================
Total Payments                                    $26,678,000        $ 2,842,000         $41,130,000   $ 70,650,000
=======================================================================================================================

                  1 Amounts include interest payments of $302,000.

Liquidity and Capital Resources

For purposes of the following discussion, “PFI” means the Company excluding Konsyl.

           At January 1, 2005, we had a working capital deficiency of $7,302,000 compared with a working capital deficiency of $1,815,000 at January 3, 2004. Cash at January 1, 2005 was $47,000 compared with $363,000 at January 3, 2004. Total assets were $39,361,000 at January 1, 2005 compared with $44,979,000 at January 3, 2004.

           Current assets at January 1, 2005 included $9,696,000 of accounts receivable, of which $1,301,000 were Konsyl’s, as compared to $9,662,000 at January 3, 2004 of which $1,268,000 were Konsyl’s. The increase in the trade accounts receivable of $34,000 was primarily attributable to higher Konsyl receivables due to strong fourth quarter sales. Current assets also include $10,962,000 of inventory, of which $1,470,000 was Konsyl’s, as compared to $14,052,000 of which $1,617,000 were Konsyl’s at January 3, 2004. The decrease in inventory of $3,090,000 is related to closely managing inventory levels. Current liabilities include accounts payable and accrued expenses of $10,700,000, as compared to $10,239,000 at January 3, 2004. The current portion of long-term debt and capital lease obligations was $2,608,000 (not including monies due to ICC) compared with $5,170,000 (not including monies due to ICC) at January 3, 2004. The increases in current liabilities and in long-term debt/capital lease obligations resulted primarily from additional funds from ICC and an increase in accounts payable.

           Cash decreased $316,000 during the fiscal year ended January 1, 2005.

           Total cash provided by operating activities were $2,052,000 for the fiscal year ended January 1, 2005. Cash used by the net loss for the year of $7,889,000 was offset by non-cash charges of $3,497,000 for depreciation, amortization, stock-based compensation, amortization of bond discount and deferred financing costs. Sources of cash included a decrease in inventories of $3,090,000 related to tightly managing inventory levels. Also, cash was provided by an increase of $1,860,000 in amounts due to ICC resulting from purchases of raw materials (offset by benefits from the tax sharing agreement), a decrease in prepaid expenses of $1,057,000 and an increase in accounts payable and accrued expenses of $476,000 reduced by an increase in accounts receivable of $34,000.

           Net cash used in investing activities for the fiscal year ended January 1, 2005 was $308,000, which was used for capital expenditures.

           Net cash used in financing activities for the fiscal year ended January 1, 2005 was $2,060,000. We received $2,815,000 in loans from ICC during the period and repaid $1,450,000 to ICC. During the fiscal year, we repaid an aggregate of $3,586,000 of capital lease obligations and repaid $3,487,000 under the line of credit and other long-term debt. Additionally, we borrowed $3,593,000 on long term debt, and received proceeds of $55,000 from exercise of stock options.

           Total shareholders’ deficiency at January 1, 2005 was $25,570,000 compared to a deficiency of $18,712,000 at January 3, 2004. We recorded a net loss of $7,889,000 for the fiscal year ended January 1, 2005.

           On December 31, 2004, we modified our term loan and security agreement with ICC. The loan principal under this agreement was $22,654,000. Principal payments are due commencing in January, 2005 at $300,000 per month and in increasing amounts thereafter with a final payment of $18,604,000 in January 2006. Interest is payable monthly at 1% above the prime rate (6.75% at January 1, 2005). The loan is secured by a secondary security interest in all of our assets.

           On December 30, 2004, we paid the principal due under our outstanding 8% Convertible Subordinated Debentures Due 2002 and 8.25% Convertible Subordinated Debentures Due 2002, totaling $1,105,000. The debenture holders had previously agreed to forebear the right to force payment on the due date of the debentures so long as they were paid on or before June 15, 2005. ICC, provided bridge financing for the principal payments. The Company recognized a loss of $511,000 on extinguishment of debt relating to this debt repayment.

           In July and August 2004, we borrowed $1,039,000 under capital leases to fund the acquisition of machinery and equipment. The capital leases are payable over five years with monthly payments of $21,000 and bear interest of 7.8%.

           On December 31, 2004, we entered into a new three-year loan agreement with General Electric Capital Corporation for $3,147,000, bearing interest at 6.76% per annum, which loan was secured by our equipment. The loan is repayable in 35 monthly installments of principal and interest of $97,000 with a final monthly installment equal to the balance of principal and interest due. We used proceeds of this equipment loan to repay bridge financing from ICC of $1,000,000 and the balance was utilized to refinance existing GE equipment leases.

           We have capitalized lease obligations and line of credit borrowings that have a substantial impact on the cash requirements in terms of principal and interest payments.

           We have a deferred tax asset of approximately $15,040,000 against which we have applied a valuation allowance of $14,165,000 at January 1, 2005. The net deferred tax asset of $875,000 consists of various temporary differences that are realizable through the tax sharing agreement with ICC. We have recorded a valuation allowance for state, federal and capital loss carryforwards which are not realizable through the tax sharing agreement with ICC; therefore we do not believe that it is more likely than not that these carryforwards will be realized. Reductions in the valuation allowance, which could benefit results of operations in the future, will be recorded when, in the opinion of management, the ability to generate taxable income is considered more likely than not. Any utilization of net operating loss carry-forwards will reduce our future tax obligation. We also have a net deferred tax liability of $1,028,000 arising from tax basis differences from the Konsyl acquisition.

           We intend to spend an estimated $1,000,000 for capital improvements in the 52-week period ending December 31, 2006 to increase manufacturing capacity and reduce costs. We anticipate that these capital expenditures will be funded through equipment lease financing and cash flow generated from future operations. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will be able to obtain the lease financing in the future.

           We continue to address customer relationship issues and are continuing the process of rebuilding the sales base through the actions detailed below. We continue to pursue our plan to increase revenues and improve operational efficiencies to restore profitability. To carry out these plans, we have set forth the following objectives:

•	Expanding our custom manufacturing for some major pharmaceutical companies.

•	Eliminating several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers and continuing to evaluate product line and customer profitability.

•	Increasing our business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Expanding our product lines through joint venture marketing agreements.

•	Expanding our international sales.

           These objectives, along with our objectives of sustaining market share and increasing sales, are projected to be driven by the following actions that we aim to take:

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

           We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through March 31, 2006.

           While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2006. ICC has supported us in the past by providing loans, replacing loans from the asset-based lenders and providing us with working capital. There can, however, be no assurance that ICC’s assurance of support will be renewed after March 31, 2006.

           As of January 1, 2005, we were in violation of certain financial covenants (specifically the minimum tangible net worth, EBITDA, and the maximum accounts payable covenants) and other provisions within the agreement with CIT as amended. We have obtained a waiver dated April 15, 2005 from CIT waiving such identified events of default under the agreement as amended. In addition to the defaults as of January 1, 2005, CIT also waived defaults under the same sections of the agreement as of January 29, 2005, February 26, 2005 and April 2, 2005. As a condition of this waiver, we must deliver consolidated financial statements to CIT no later than April 20, 2005, and our failure to deliver these financial statements would render the waiver null and void. We paid CIT fees of approximately $15,000 related to this waiver. Additionally, as a condition of the waiver, we agreed to provide revised monthly financial projections to CIT, on or prior to May 31, 2005, and the failure to deliver such projections would constitute an event of default under the agreement. We also agreed to deliver monthly financial reports to CIT as required under the agreement on a timely basis beginning with the month of April 2005. On April 15, 2005, ICC signed this waiver reaffirming their guarantee of our debt with CIT. CIT waives only the specific events of default noted in the waiver and does not waive any other existing events of default or future events of default. We do not believe that there are any other events of default under the agreement with CIT.

           Additionally, our loan agreement with ICC contains certain negative covenants including cross-default provisions which were waived by ICC through April 2, 2005.

Results of Operations for Fiscal 2004 Compared to Fiscal 2003

           Gross sales for fiscal 2004 were $75,763,000 compared with $74,519,000 for fiscal 2003, an increase of 2%. Konsyl’s sales increased from last year by $4,370,000 or an increase of 69% due to fiscal 2004 being the first full year of Konsyl sales under our ownership. PFI’s sales decreased $2,997,000 or 5% due to lost distribution at a mass merchandiser and distributor in addition to a reduction in contract manufacturing orders. Net sales for fiscal 2004 were $72,696,000, which approximated the net sales for fiscal 2003 of $72,501,000. Sales discounts and allowances increased by $1.1 million when comparing fiscal 2004 to fiscal 2003. This increase was a result of increased competition as well as consolidation among retail drugstore chains.

           Cost of sales increased to 87% of net sales in fiscal 2004 compared to 82% in fiscal 2003. The increase was due to lower than anticipated sales, pricing pressure, and higher than projected raw material and labor costs, at PFI.

           Selling, general and administrative expenses were $16,981,000 or 23% of net sales for fiscal 2004 as compared to $13,032,000 or 18% of net sales in fiscal 2003. The increase in expenses reflects $2,300,000 from a full year of Konsyl activity, higher audit and consulting fees due to preparation for compliance with the Sarbanes-Oxley Act of $480,000 and Federal Drug Administration regulations and increased distribution costs resulting from higher fuel surcharges of $608,000.

           Interest expense for fiscal 2004 was $3,567,000 compared with $3,527,000 in fiscal 2003. Additionally, interest expense includes $410,000 of non-cash amortization of the beneficial conversion feature on our debentures discussed below. Such beneficial conversion feature arose from our modification of the conversion feature on such bonds in June 2004 from $0.34 to $0.30.

           On December 30, 2004 we paid the principal due under our outstanding 8% Convertible Subordinated Debentures Due 2002 and 8.25% Convertible Subordinated Debentures Due 2002, totaling $1,105,000. The debenture holders had previously agreed to forebear the right to force payment on the due date of the debentures so long as they were paid on or before June 15, 2005. ICC, our largest stockholder, provided bridge financing for the principal payments. We recognized a loss of $511,000 on extinguishment of debt relating to this debt repayment.

           We file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we are reimbursed for the tax savings generated from ICC’s use of the losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $3,775,000 in fiscal 2004 as compared to $1,861,000 for fiscal 2003.

           The net loss for fiscal 2004 was $7,889,000 or $0.09 per share compared to a net loss in fiscal 2003 of $1,841,000 or $0.02 per share.

Results of Operations for Fiscal 2003 Compared to Fiscal 2002

           Gross sales for fiscal 2003 were $74,519,000 compared with $60,653,000 for fiscal 2002, an increase of 23%. Of this increase, $6,568,000 is attributable to the inclusion of Konsyl from May 16, 2003. In addition, in July 2002 we significantly enhanced our relationship with a major national retailer to whom shipments were $8,289,000 in fiscal 2003 compared with $4,010,000 in transition 2002 and $152,000 in fiscal 2002. The remainder of the increase has come from organic growth in PFI’s existing solid dose pharmaceutical business with existing customers, particularly the various “dollar” stores. Net sales for fiscal 2003 were $72,501,000 compared to $59,555,000 in the comparable period of the prior year, an increase of 22% due to the increase in gross sales. Sales discounts and allowances increased to $2.0 million in fiscal 2003 compared to $1.1 million in the prior year. This is reflective, in part, of the increasing price competition for business in the private label retail markets.

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

           In December 2001, ICC became an 85.6% owner of the common stock. As a result of the increase in ICC’s ownership of PFI, we file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the tax savings generated from ICC’s use of the losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $1,861,000 for fiscal 2003 compared with a benefit of $2,350,000 for the fiscal year ended December 28, 2002

           The net loss for fiscal 2003 was $1,841,000 or $0.02 per share compared to a net loss of $1,398,000 or $0.02 per share for the fiscal year ended December 28, 2002.

Results of Operations for the Six Months Ended December 28, 2002 Compared to the Six Months Ended December 29, (unaudited)

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

           Cost of sales declined to 82.7% of net sales in the six months ended December 28, 2002 compared to 90.8% in the six months ended December 29, 2001. The decrease is attributable to a shift in product mix to higher margin products, lower material costs due in significant part to the increased purchases from ICC, improved manufacturing efficiency from higher volumes and longer production runs, and reduced product obsolescence costs. Cost of sales as a percentage of gross sales was 81.4% in the six months ended December 28, 2002 compared with 88.9% in the six months ended December 29, 2001.

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

           In December 2001, ICC became an 85.6% owner of our common stock. As a result of the increase in ICC’s ownership of PFI, we file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the tax savings generated from ICC’s use of the losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a tax benefit of $1,113,000 for the six months ended December 28, 2002 compared with a benefit of $123,000 for the six months ended December 29, 2001. The tax benefit recorded in the six months ended December 28, 2002 is disproportionate due to a reduction in our deferred tax asset valuation reserve of $715,000.

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

Recent Accounting Pronouncements

           Share-Based Payment- In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of this Interpretation is not expected to have a material impact on our financial position or results of operations.

           Exchanges of Nonmonetary Assets – In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this Interpretation is not expected to have a material impact on our financial position or results of operations.

           In November 2004, the Financial Accounting Standards Board issued Statement 151, Inventory Costs, an amendment of ARB no. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We have not completed our evaluation of this statement’s impact and therefore cannot conclude on the impact that this statement will have on our financial position or results of operations.

Effects of Inflation

           We do not believe that inflation had a material effect on our operations for fiscal years 2004, 2003 or 2002 or for transition 2002.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

           We would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change our annual expenditure by approximately $380,000.

Item 8.      Financial Statements and Supplementary Data

Financial Statements for the Fiscal Years Ended January 1, 2005 and January 3, 2004, the Six Months Ended December 28, 2002 and the Fiscal Year Ended June 29, 2002 respectively for Pharmaceutical Formulations, Inc. and Subsidiaries

     Report of Independent Registered Public Accounting firm                                 F-1

     Report of Independent Registered Public Accounting Firm                                 F-2

     Consolidated Financial Statements

     Balance Sheets at January 1, 2005 and January 3, 2004                                   F-3

     Statements of Operations for the Fiscal Years Ended January 1, 2005 and
     January 3, 2004, the Six Months Ended December 28, 2002, and the Fiscal
     Year Ended June 29, 2002                                                                F-4

     Statements of Changes in Stockholders' (Deficiency) for the Fiscal
     Year ended January 1, 2005 and January 3, 2004, the Six Months Ended
     December 28, 2002 and the Fiscal Year Ended June 29, 2002.                              F-5

     Statements of Cash Flows for the Fiscal Years Ended January 1, 2005 and
     January 3, 2004, the Six Months Ended December 28, 2002, and the Fiscal
     Year Ended June 29, 2002                                                                F-6

     Notes to Consolidated Financial Statements                                              F-7 thru F-38

Financial Statement Schedule

Schedule II - Valuation and Qualifying Accounts                                              S-1

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           As previously reported in a Form 8-K dated December 10, 2003 (as amended) on December 10, 2003 we retained the services of Grant Thornton LLP as our independent auditors and dismissed BDO Seidman LLP as our independent auditors. This engagement and dismissal was approved by the Board of Directors on the recommendation of its Audit Committee. During the two most recent fiscal years and any subsequent interim period to December 10, 2003, we did not consult with Grant Thornton regarding any matters noted in Items 304(a)(2)(i) and (ii) of Regulation S-K.

           There have been no “disagreements” within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or any events of the type listed in Item 304(a)(1)(v)(A) through (D) of Regulation S-K, involving BDO Seidman that occurred within the two most recent fiscal years and the interim period to December 10, 2003. BDO Seidman‘s reports on the financial statements for the past two years did not contain any adverse opinions or disclaimers of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

           We provided BDO Seidman with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above) and BDO Seidman furnished us with a letter addressed to the Commission stating that it agrees with the statements made by us in the Form 8-K filing, a copy of which was filed as an exhibit to the Form 8-K.

Item 9A.      Controls and Procedures.

           We carried out an evaluation under the supervision of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of January 1, 2005, the disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is assembled and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

           Our independent registered public accounting firm, Grant Thornton LLP, has advised management and the audit committee of the board of directors of two matters that they considered to be material weaknesses in our internal controls as that term is defined under standards established by the Public Company Accounting Oversight Board (United States): (i) the lack of adequate preparation of account reconciliation’s and analysis necessary to accurately prepare annual financial statements and (ii) the lack of sufficient qualified personnel in the accounting department.

           We considered these matters in connection with our year-end closing process and the preparation of our consolidated financial statements for the fiscal year ended January 1, 2005 included in this Form 10-K and believe that the concerns identified by the auditors have not impaired or prevented the ability to report accurately our financial condition and results of operation for the periods covered by this report. Management is actively working to assess and correct the conditions reported by the auditors and we plan to implement certain enhancements to the disclosure controls and the internal control over financial reporting in 2005 which we believe should address the issues identified by Grant Thornton.

           Our efforts to-date have included reinforcing existing policies and procedures, undertaking timely accounting reconciliations, and hiring additional personnel in the accounting department. The additional personnel include a Corporate Controller who has focused on consolidations, financial reporting, financial analysis and initiating new accounting policies and procedures as well as a Divisional Controller for Konsyl.

PART III

Item 10.      Directors and Executive Officers of the Registrant.

           Our directors as of January 1, 2005 were as set forth below.

•	RAY W. CHEESMAN, age 73, has been a director since July 1993. He was a consultant to KPMG Peat Marwick LLP, an international accounting firm, from 1987 through June 1996. Prior to 1987 he was a partner in such firm. Mr. Cheesman is a licensed Certified Public Accountant.

•	BALRAM ADVANI, age 61, has been a director since October 2001. He has been President of ADH Health Products, which specializes in custom formulations and contract manufacturing of dietary supplements and nutritional products, since 1976.

•	FRANK X. BUHLER, age 78, has been a director since June 2003. He was formerly President and Chief Executive Officer of Konsyl Pharmaceuticals, Inc. from 1984 to 2003.

•	JAMES C. INGRAM, age 64, has been a director since October 2000 and the Chairman and Chief Executive Officer since August 2003. Prior to August 2003 he was the President and Chief Operating Officer. Prior to joining us, he was Vice President of K.S.H. Corporation from 1986-1989, Vice President of Goodson Polymer Corp. from 1989-1991 and Executive Vice President of Primex Plastics Corp., a subsidiary of ICC from 1991 to 1996.

•	GUSTAV JACOFF, age 71, has been a director since October 2001. He was the founder and has been the President of Staff Medical Supply Inc., which is a professional pharmacy and medical company, since 1957; he established and operated Prescription Pharmacy Group and Prescription Centers Inc., which consisted of nine pharmacies, from 1964 until 1988.

•	JOHN L. ORAM, age 60, has been a director since July 1993 and was Chairman and Chief Executive Officer from December 1995 until August 2003. Mr. Oram has been President and Chief Operating Officer of ICC since 1987. ICC, our majority stockholder, is a major international manufacturer and marketer of chemical, plastic and pharmaceutical products. From 1980 through 2003, Mr. Oram was a director of Electrochemical Industries (1952) Ltd. ("EIL"), an Israeli subsidiary of ICC listed on the Tel-Aviv Stock Exchange engaged in the manufacture and distribution of chemical products. From 1996, Mr. Oram has been a director of Frutarom Industries Limited, a company spun-off from EIL and listed on the Tel-Aviv Stock Exchange and London Stock Exchange engaged, in the flavor and fragrance industry.

•	MICHAEL A. ZEHER, age 58, was a director and President and Chief Operating Officer from August 2003 until March 2005. Prior to joining PFI, from 1994 to 2002, he was President and Chief Executive Officer of Lander Co., Inc., an international manufacturer and marketer of private label and branded health and beauty care products. From 1972 to 1994, Mr. Zeher was employed by Johnson & Johnson in various sales and marketing positions, most recently as VP of Business Development for the Consumer Sector. Since 2001, he has been a Director of Matrixx Initiatives, Inc., which is engaged in the development, manufacture and marketing of over-the-counter (OTC) pharmaceuticals. Effective 2004, Mr. Zeher is a Director of the Consumer Health Care Products Association, a member-based association representing the leading manufacturers and distributors of nonprescription, over-the-counter (OTC) medicines. He resigned his positions with the Company on March 18, 2005.

           Our executive officers as of January 1, 2005 were as set forth below:

          Name                           Positions

          James Ingram                   Chairman, Chief Executive Officer and Director

          Michael Zeher (1)              President, Chief Operating Officer and Director

          Anthony Cantaffa               Executive Vice President of PFI and
                                         President of Konsyl
          Brian Bradley                  Executive Vice President, Sales and Marketing

          A. Ernest Toth, Jr.            Vice President, Chief Financial Officer

          Brian Barbee                   Vice President, Scientific Affairs

          Ward Barney                    Vice President, Operations

          Leonard Luongo                 Vice President, Private Label Sales

          Martin Reiss                   Vice President, Manufacturing Services

          (1)      Michael A. Zeher tendered his resignation effective March 18, 2005.

           The business experience of our executive officers who are not directors is set forth below;

           ANTHONY CANTAFFA, age 62, has been Executive Vice President since October 2002 and President of Konsyl Pharmaceuticals, Inc. since May 2003. Previously he was Vice President, New Business Development from 1997 to October 2002; Vice President, Operations from 1998 to 1999; Vice President, Mergers and Acquisitions from 1995 until 1997; Chief Financial Officer from 1988 until 1990 and from 1991 to 1995; and Chief Operating Officer from 1988 until 1995.

           BRIAN BRADLEY, age 47, has been Executive Vice President, Sales & Marketing since August 2004. From June 2003 until July 2004 he served as President and CEO of USA LABS, a manufacturing and marketer of upscale bath and body products. Prior to that, he served as Vice President, Sales and then President, Chief Customer Officer of Lander Company from July 1995 through May 2003. From 1992 through 1995, he served as Director of Sales for Schering-Plough Healthcare Products. He also served in various sales positions of increasing responsibilities for the Whitehall Laboratories Division of American Home Products from 1982 through 1992.

           A. ERNEST TOTH, JR., CPA, age 46, has been Vice President and Chief Financial Officer since February 2004. From 2001 to 2003, he was Vice President and Chief Financial Officer of World Power Technologies, a leading worldwide provider of power quality analysis products and technical power system consulting services. From 2000 to 2001, he was Sr. Vice President and Chief Financial Officer of Athlete.com Inc., a youth sports network. For 15 years prior, he served in various financial positions at MacAndrews & Forbes Holdings Inc., a diversified holding company.

           BRIAN BARBEE, age 54, has been Vice President, Scientific Affairs since 1995. He was Vice President, Quality Assurance/Quality Control and Regulatory between 1993 and 1995. He joined us in 1978 and became Director of Quality Assurance in 1982 and Director of Regulatory Affairs in 1988.

           WARD BARNEY, age 53, has been Vice President, Operations since 1999. Prior to joining us, he was Vice President, Operations of Schein Pharmaceuticals, Inc. from 1997 to 1999 and Senior Vice President from 1994 to 1997 with McGaw Labs, and has been in operations and engineering in the pharmaceutical industry for over 25 years.

           LEONARD LUONGO, age 58, has been Vice President, Private Label Sales since October 2002, responsible for private label sales and new retail business. Previously he was Director of Sales Administration from 1996 to October 2002. Mr. Luongo also acted as a Sales Director from 1999 to April 2001. He has been in the Consumer Package Goods industry for over 30 years

           MARTIN REISS, age 54, has been Vice President, Manufacturing Services since September 2002. Previously, he was Director of Purchasing from 1997 to 2002. He has over 20 years supply chain management experience in the pharmaceutical industry.

           Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors and persons who own more than ten percent of a registered class of the equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and any exchange on which the securities may be traded. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on the review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for those persons, we believe that all such filing requirements for the fiscal year ended January 1, 2005 were complied with except for two late filings by Martin Reiss and by Brian Bradley.

Item 11.      Executive Compensation

           The following table contains compensation data for fiscal years 2004 and 2003, transition 2002 (marked with a “T” after the year in the tables below) and fiscal year 2002 for the (i) Chief Executive Officers and, (ii) the four most highly compensated executive officers other than the CEO who were serving as executive officers at January 1, 2005, to the extent that salary and bonuses exceeded $100,000 (together, these five people are sometimes referred to as the "Named Executive"):

                Annual Compensation
                                                                                     Long-Term Compensation
-----------------------------------------------------                 -----------------------------------------------------
                                                                               Awards                     Payouts
                                                                      -----------------------------------------------------

                                                      Other        Restricted   Securities                   All
                                                      Annual        Stock       Underlying      LTIP        Other
    Name and                       Salary    Bonus  Compensation    Awards      Options       Payouts     Copensation
Principal Position      Year          $        $        $             #            #             $              $
-------------------     -----        ---      ---      ---           ---        -----          ----          ----

James Ingram            2004     133,692 1   ---     7,200 2          ---         ---          ---          ---
  Chairman, CEO         2003     250,000    ---      7,200 2        50,000        ---          ---          ---
                        2002T    125,000    ---      3,600 2        50,000     400,000         ---          ---
                        2002     244,231    ---     31,535 3          ---      125,000         ---          ---

Michael Zeher           2004     250,000    ---      7,200 2        ---          ---           ---          ---
  President and COO4    2003     105,769    ---      3,046 2     100,000       250,000         ---          ---
                        2002T     ---       ---      ---           ---           ---           ---          ---
                        2002      ---       ---      ---           ---           ---           ---          ---

Anthony Cantaffa        2004    203,846     ---      ---           ---           ---           ---          ---
  Executive Vice        2003     90,000     ---      ---         30,000          ---           ---          ---
  President             2002T   174,615     ---      ---           ---         100,000         ---          ---
                        2002                ---      ---           ---          50,000         ---          ---

Ward Barney             2004    185,769     ---      6,000 2       ---          ---            ---          ---
  Vice President,       2003    180,000     ---      6,000 2      25,000        ---            ---          ---
  Operations            2002T    90,000     ---      6,000 2       ---         100,000         ---          ---
                        2002    180,000     ---      6,520 2       ---          50,000         ---          ---

A. Ernest Toth, Jr.     2004    155,077    ---       5,169 2      50,000        ---           ---          ---
  Vice President,       2003      ---        ---      ---           ---         ---           ---          ---
  Chief Financial       2002T     ---        ---      ---           ---         ---           ---          ---
  Officer               2002      ---        ---      ---           ---         ---           ---          ---

1        With the appointment of Mr. Zeher as President, the duties of Mr. Ingram decreased and the salary was proportionately decreased.

2        Car allowance.

3        Mr. Ingram's car allowance of $6,535 and moving allowance of $25,000.

4        Effective March 18, 2005, Mr. Zeher tendered his resignation as President and COO as well as his position on the Board of Directors.

Option Grants in Fiscal 2004

           No options were granted in fiscal 2004 to Named Executives.

Aggregated Option Exercises and Fiscal Year-End Option Values in Fiscal 2005

           No options were exercised by any of our Named Executives during the fiscal year ended January 1, 2005. The following table sets forth information with respect to the Named Executives concerning unexercised options held at fiscal year-end:

                                                               Number of                       Value of
                                                        Unexercised-Securities         Unexercised-In-the-Money
                                                              Underlying                       Options
                                                         Options at 01/01/05                at 01/01/05($)1
                            Shares       Realized       -----------------------       ---------------------------
                          Acquired on     Value
         Name             Exercise(#)          ($)   Exercisable    Unexercisable   Exercisable    Unexercisable
        ------           -------------  ----------- -------------  --------------- -------------  --------------
James Ingram                  ---           ---        600,000           ---          $180,000          ---
Michael Zeher                 ---           ---        250,000           ---          $ 75,000          ---
Anthony Cantaffa              ---           ---        225,000           ---          $ 67,500          ---
Ward Barney                   ---           ---        250,000           ---          $ 75,000          ---
A. Ernest Toth, Jr.           ---           ---          ---             ---            $---            ---

__________________

1	Market value of underlying securities at year end, as applicable, minus the exercise price. The high bid and low asked prices on the OTC Bulletin Board on January 1, 2005 were $.45 and $.30, respectively

Change of Control Arrangements

           Options granted under our 1994 and 2004 Stock Option Plans include provisions accelerating the vesting schedule in the case of a defined “Change of Control.” A "Change of Control" shall be deemed to have occurred if (i) any person or group of persons acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) the beneficial ownership, directly or indirectly, of our securities representing 20% or more of the combined voting power of our then-outstanding securities; (ii) during any period of twelve months, individuals who at the beginning of such period constitute the Board of Directors, and any new director whose election or nomination was approved by the directors in office who either were directors at the beginning of the period or whose election or nomination was previously so approved, cease for any reason to constitute at least a majority thereof; (iii) a person acquires beneficial ownership of our stock that, together with stock held immediately prior to such acquisition by such person, possesses more than 50% of the total fair market value of total voting power of our stock, unless the additional stock is acquired by a person possessing, immediately prior to such acquisition, beneficial ownership of 40% or more of the common stock; or (iv) a person acquires (or has acquired during the twelve-month period ending on the date of the most recent acquisition by such person) assets from us that have a total fair market value equal to or more than one-third of the total fair market value of all of our assets immediately prior to such acquisition. Notwithstanding the foregoing, for purposes of clauses (i) and (ii), a Change in Control will not be deemed to have occurred if the power to control (directly or indirectly) the management and our policies is not transferred from a person to another person; and for purposes of clause (iv), a Change in Control will not be deemed to occur if our assets are transferred: (A) to a stockholder in exchange for his stock, (B) to an entity in which we have (directly or indirectly) 50% ownership, or (C) to a person that has (directly or indirectly) at least 50% ownership of our outstanding stock, or to any entity in which such person possesses (directly or indirectly) 50% ownership.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

           The following table shows information, as of January 1, 2005, with respect to the beneficial ownership of common stock by (i) each director, (ii) each Named Executive, (iii) each person or group known to us to own beneficially more than 5% of the outstanding common stock, and (iv) all executive officers and directors as a group (the addresses of all the persons named below is c/o Pharmaceutical Formulations, Inc. 460 Plainfield Avenue, Edison, NJ 08818 except for ICC Industries Inc., Dr. John J. Farber and John Oram, whose address is 460 Park Avenue, New York, NY 10022).

Name and Address of              Amount and Nature of                 Percentage
Beneficial  Owner                Beneficial Ownership 1                  of Class
-------------------              ----------------------               -----------
ICC Industries Inc.                        74,488,835                      86.5%
Dr. John Farber                            74,488,835                      86.5%
Frank X. Buhler                             1,279,600 2, 3                  1.5%
John L. Oram                                  161,536                       *
James Ingram                                  650,000 2                     *
Michael Zeher                                 250,000 2                     *
Anthony Cantaffa                              325,455 2                     *
Ward Barney                                   325,000 2                     *
Ray W. Cheesman                               230,000 2                     *
Balram Advani                                  75,000 2                     *
Gustav Jacoff                                  75,000 2                     *
A. Ernest Toth Jr.                             50,000                       *
Officers and Directors as
  a Group (persons)                         4,261,591                       4.9%

__________

*     Less than 1%.

[1]	Unless it is stated otherwise in any of the following notes, each holder owns the reported shares directly and has sole voting and investment power with respect to such shares. The number of shares beneficially owned by a person also includes all shares which can be acquired by such person within 60 days, including by way of exercise of outstanding options or the conversion of convertible securities which are, or during such 60-day period, become exercisable or convertible.

[2]	Includes shares of common stock subject to stock options exercisable as of January 1, 2005 or within 60 days thereof as follows: Mr. Ingram 600,000; Mr. Zeher 250,000; Mr. Cantaffa 225,000; Mr. Barney 250,000;. Mr. Advani 30,000; Mr. Buhler 10,000; Mr. Jacoff 10,000 and all officers and directors as a group; 550,000.

[3]	Includes warrants to purchase 1.2 million shares of common stock of PFI at an exercise price of .204 per share.

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
                                 outstanding         price of outstanding                equity compensation plans
                              options, warrants      options, warrants and           (excluding securities reflected in
(a) Plan category                and rights          rights                                      column (a)
-------------------------    --------------------    ---------------------------    -------------------------------------

Equity compensation
plans approved by
security holders                  2,490,000                     $.22                             4,900,000

Equity compensation
plans not approved by
security holders                  1,310,000                     $.25                                     0

Total                             3,800,000                     $.21                             4,900,000

           Our current shareholder-approved equity compensation plans are the 1994 and 2004 Stock Option Plans and the 1997 Stock Incentive Plan. The 1994 Stock Option Plan expired June 16, 2004 although each previously issued option, under such plan remains outstanding until its expiration date.

           The equity compensation plans not approved by shareholders are (a) warrants dated April 1, 1992 to CIT to purchase 100,000 shares of our common stock at a purchase price of $.75 per share and warrants dated March 30, 1993 to CIT to purchase 10,000 shares of our common stock at a purchase price of $.75 per share, (the exercise period for both of the CIT warrants was extended to December 31, 2006 on May 15, 2003; such warrants were issued or extended in the context of obtaining financing from CIT) and (b) warrants to purchase 1.2 million shares of common stock of PFI at an exercise price of $.204 per share, valued at $244,000, issued to Frank Buhler as part of the purchase price for the stock of Konsyl in May 2003, which warrants are exercisable until April 15, 2010.

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

Item 14.      Principal Accountant Fees and Services

             The fees billed by BDO Seidman LLP, our prior independent registered public accounting firm, and by Grant Thornton LLP, our current independent registered public accounting firm, in fiscal 2004 and in fiscal 2003, were as follows:

                           Fiscal            Fiscal         Fiscal
                            2004              2003            2003
                           ------            ------          -------
                            (GT)              (GT)           (BDO)
Audit Fees                $221,000          $168,000       $ 36,000
Audit Related Fees         $ 5,000            ---          $ 30,000
Tax Fees                     ---              ---           $ 6,000
All Other Fees               ---              ---             ---

           Audit fees included professional fees for the audit of our annual financial statements and review of financial statements included in our Forms 10-Q or services normally provided in connection with statutory and regulatory filings and statements. Audit-Related Fees included professional fees for assurance or related services that are reasonably related to the audit or review of our financials and are not reported under Audit Fees. These services consisted of, review of potential acquisition targets and accounting for various transactions. Tax Fees included fees for tax return preparation, tax compliance, tax advice and tax planning.

           The audit committee of the Board of Directors has reviewed all the services provided to us by BDO Seidman and Grant Thornton and believes that the non-audit/review services that such firms have provided are compatible with maintaining the auditor's independence.

PART IV

           (a)(3) and (c) Exhibits: Exhibits are numbered in accordance with Item 601 of Regulation S-K.

           (2)     Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession: not applicable

           (3)     Articles of Incorporation and By-Laws:

3.1	Composite Certificate of Incorporation, as amended to date (filed with the Registrant’s Current Report on Form 8-K dated December 13, 2001 and incorporated herein by reference)

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Preferred Stock (filed with the Registrant's Current Report on Form 8-K dated April 4, 1996 and incorporated by reference herein)

3.3	By-Laws (filed with the Registrant's Current Report on Form 8-K dated September 15, 2004 and incorporated herein by reference)

           (4)     Instruments defining the rights of security holders, including indentures:

4.1	Form of stock certificate (filed with the Registrant’s Registration Statement on Form S-1 dated May 9, 2002 and incorporated herein by reference)

           (9)     Voting trust agreement: not applicable

           (10)     Material contracts:

Employment Agreements

10.	Employment agreement between Pharmaceutical Formulations and James Ingram, dated October 2, 2000 with amendments dated May 17, 2001, July 5, 2001 (filed with the Registrant's Registration Statement on Form S-1 dated May 9, 2002 and incorporated herein by reference) *

10.2	Amendment to employment agreement between Pharmaceutical Formulations and James Ingram, dated April 11, 2003 (filed with the Registrant's Form 10-Q for the Quarter Ended April 3, 2004 and incorporated hereinby by reference) *

10.3	Amendment to employment agreement between Pharmaceutical Formulations and James Ingram, dated December 16, 2003 (filed with the Registrant's Form 10-Q for the Quarter Ended April 3, 2004 and incorporated herein by reference) *

10.4	Employment agreement with Ward Barney, dated May 21, 1999 (filed with the Registrant's Form 10-Q for the Quarter Ended April 3, 2004 and incorporated herein by reference) *

10.5	Employment agreement with A. Ernest Toth, Jr., dated February 4, 2004 * (filed with the Registrant's Form 10-K for the Year Ended January 3, 2004 and incorporated herein by reference) *

10.6	Employment agreement between Pharmaceutical Formulations and Brian Bradley, dated July 26, 2004 (filed herewith) *

Stock Compensation Documents

10.7	1994 Stock Option Plan (filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) *

10.8	Form of option agreement under 1994 Stock Option Plan (filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1997 and incorporated herein by reference) *

10.9	2004 Stock Option Plan, including forms of option agreements (filed as Annex II to the Registrant's Proxy Statement for the 2004 annual meeting of stockholders and incorporated herein by reference) *

10.10	1997 Stock Incentive Plan (filed with the Registrant's Registration Statement on Form S-1 dated May 9, 2002 and incorporated herein by reference) *

10.11	Form of PFI Stock Grant Agreement pursuant to 1997 Stock Incentive Plan (filed with the Registrant's Registration Statement on Form S-1 dated May 9, 2002 and incorporated herein by reference) *

Agreements with CIT

10.12	First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. and Pharmaceutical Formulations, Inc. and Konsyl Pharmaceuticals, Inc., dated as of May 15, 2003 (filed with the Registrant's Current Report on Form 8-K dated May 15, 2003 and incorporated herein by reference)

10.13	Waiver and Amendment to First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. and Pharmaceutical Formulations, Inc., dated August 20, 2004 (filed herewith)

10.14	Amendment to First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. and Pharmaceutical Formulations, Inc., dated September 20, 2004 (filed herewith)

10.15	Warrant Certificate dated April 1, 1992 for the purchase of 100,000 shares granted to CIT (filed with the Registrant's Registration Statement on Form S-1 dated May 9, 2002 and incorporated herein by reference)

10.16	Warrant Certificate dated March 30, 1993 for the purchase of 10,000 shares granted to CIT (filed with the Registrant's Annual Report on Form 10-K for the year ended June 29, 2002 and incorporated herein by reference)

10.17	Letter Agreement dated April 1, 1999 between CIT and the Registrant amending Warrant Certificates dated April 1, 1992 for the purchase of 100,000 shares and March 30, 1993 for the purchase of 10,000 shares of common stock of the Registrant extending the expiration dates to March 31, 2004 (filed with the Registrant's Annual Report on Form 10-K for the year ended July 3, 1999 and incorporated herein by reference)

Agreements with GECC

10.18	Promissory note to General Electric Credit Corporation dated December 31, 2004 for $3,147,027.37 (filed herewith)

10.19	Master Security Agreement with General Electric Credit Corporation dated December 28, 2001(filed herewith)

Agreements with ICC Industries

10.20	Term Loan and Security Agreement dated as of December 31, 2004 between ICC and the Registrant (filed herewith)

10.21	Agreement dated September 26, 1997 between the Registrant and ICC Chemical Corporation regarding Cimetidine (filed with the Registrant's Annual Report on Form 10-K for the year ended June 30, 1996 and incorporated herein by reference)

10.22	Tax Sharing Agreement between Pharmaceutical Formulations, Inc. and ICC Industries Inc. dated September 19, 2002 (filed with the Registrant's Annual Report on Form 10-K for the year ended June 29, 2002 and incorporated herein by reference)

10.23	Promissory Note to ICC Industries Inc. dated January 31, 2005 for $310,000 (filed herewith)

Agreements Regarding Konsyl Acquisition

10.24	Stock Purchase Agreement between Pharmaceutical Formulations, Inc., Konsyl Pharmaceuticals, Inc. and Frank X. Buhler, dated as of April 15, 2003 (filed with the Registrant's Current Report on Form 8-K dated May 15, 2003 and incorporated herein by reference)

10.25	Lease between ANDA Investments Ltd and Konsyl Pharmaceuticals, Inc. regarding real property in Talbot County, Maryland dated May 15, 2003 (filed with the Registrant's Current Report on Form 8-K dated May 15, 2003 and incorporated herein by reference)

10.26	Form of Warrant Certificate issued by Pharmaceutical Formulations, Inc. and ANDA Investments, Ltd, Peter Blum and Norman C. Dodson for the right to purchase an aggregate of 1,200,000 shares of common stock of PFI ((filed with the Registrant's Current Report on Form 8-K dated May 15, 2003 and incorporated herein by reference)

10.27	Promissory note for $2,500,000 issued by Pharmaceutical Formulations, Inc,. to Frank X. Buhler, dated as of April 15, 2003 (filed with the Registrant's Current Report on Form 8-K dated May 15, 2003 and incorporated herein by reference)

Other Agreements

10.28	Agreement with Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey, dated October 29, 2004 (filed herewith)

10.29	Lease, dated as of this 4th day of Aug. 1989 between 460 Plainfield Avenue Associates, L.P., and Private Formulations, Inc. (filed herewith)

10.30	Modification and Extension of Lease between 460 Plainfield Avenue Associates, L.P., and Pharmaceutical Formulations, dated as of November 28, 2003 (filed herewith)

           (11)     Statement re computation of per share earnings: not applicable

           (12)     Statement re computation of ratios: not applicable

           (13)     Annual report to security holders, Form 10-Q or quarterly report to security holders: not applicable

           (14)     Code of ethics: Code of Ethics/Conduct as adopted September 15, 2004 (filed with the Registrant's Current Report on Form 8-K dated September 15, 2004 and incorporated herein by reference)

           (16)     Letter re change in certifying accountant: not applicable

           (18)     Letter re change in accounting principles: not applicable

           (21)     Subsidiaries of the registrant: Konsyl Pharmaceuticals, Inc., a Delaware corporation. There are no other subsidiaries other than such subsidiaries which, considered in the aggregate, would not constitute a significant subsidiary as of the end of the year covered by this report

           (22)     Published report regarding matters submitted to vote of security holders: not applicable

           (23)     Consent of experts and counsel:

23.1	Consent of Grant Thornton LLP

23.2	Consent of BDO Seidman LLP

           (24)     Power of attorney: not applicable

           (31)     Rule 13a-14(a)/5d-14(a) Certifications

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

           (32)     Section 1350 Certifications

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (99)     Additional Exhibits

99.1	Corporate Governance Guidelines, as adopted September 15, 2004 (filed with the Registrant's Current Report on Form 8-K dated September 15, 2004 and incorporated herein by reference)

99.2	Charter of the Audit Committee, adopted May 20, 2004 (filed with the Registrant's Current Report on Form 8-K dated May 20, 2004 and incorporated herein by reference)

99.3	Charter of the Nominating and Corporate Governance Committee, adopted May 20, 2004 (filed with the Registrant's Current Report on Form 8-K dated May 20, 2004 and incorporated herein by reference)

99.4	Charter of the Executive Compensation Committee, adopt ed May 20, 2004 (filed with the Registrant's Current Report on Form 8-K dated May 20, 2004 and incorporated herein by reference)

_________________

*     Management contracts or compensatory plans

           (b)     Reports on Form 8-K - The Registrant filed the following reports on Form 8-K during the last quarter of fiscal 2004:

         Date of Report              Item Number (Summary)
         ---------------             ---------------------

         September 15, 2004          Items 5.03 and 8.01 regarding amendments to by-laws and
                                     adoption of a Code of Ethics/Conduct and Corporate
                                     Governance Guidelines.

         October 23, 2004            Item 1.01 regarding entry into new union agreement

         November 16, 2004           Item 2.02 regarding release of results of operation and
                                     financial condition

         December 30, 2004           Item 8.01 - regarding payment of debenture principal
                                     and new three year loan agreement with General Electric
                                     Capital Corporation

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS INC. By: /s/ James Ingram James Ingram, Chairman & Chief Executive Officer

Dated: April 18, 2005

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ James Ingram James Ingram	Chairman of the Board, Chief Executive Officer, President & Director (Principal Executive Officer)	April 18, 2005

/s/ A. Ernest Toth, Jr. A. Ernest Toth, Jr.	Chief Financial Officer (Principal Accounting Officer)	April 18, 2005

/s/ John L. Oram John L. Oram	Director	April 18, 2005

/s/ Ray W. Cheesman Ray W. Cheesman	Director	April 18, 2005

/s/ Frank X. Buhler Frank X. Buhler	Director	April 18, 2005

/s/ Balram Advani Balram Advani	Director	April 18, 2005

/s/ Gustav Jacoff Gustav Jacoff	Director	April 18, 2005

Pharmaceutical Formulations, Inc.
and Subsidiaries

Index to Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated financial statements:
Balance sheets	F-3
Statements of operations	F-4
Statements of changes in stockholders' (deficiency)	F-5
Statements of cash flows	F-6
Notes to consolidated financial statements	F-7 - F-38

Supplemental schedule:
Schedule II - Valuation and Qualifying Accounts	S-1

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated balance sheets of Pharmaceutical Formulations, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004 and the related consolidated statements of operations, changes in stockholders’ (deficiency) and cash flows for the years (52 and 53 weeks) then ended, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial report as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmaceutical Formulations, Inc. and subsidiaries as of January 1, 2005 and January 3, 2004, respectively, and the results of their operations and their cash flows for the years (52 and 53 weeks, respectively) then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended January 1, 2005 and January 3, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/Grant Thornton, LLP

Edison, New Jersey
April 15, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Pharmaceutical Formulations, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ (deficiency), cash flows of Pharmaceutical Formulations, Inc. for the six-month period ended December 28, 2002 and for the year ended June 29, 2002. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (Untied States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Pharmaceutical Formulations, Inc. operations and their cash flows for the six-month period ended December 28, 2002 and for the year ended June 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

/s/BDO Seidman, LLP

BDO Seidman, LLP
Woodbridge, New Jersey
March 7, 2003

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Balance Sheets
($ in thousands, except per share amounts)

                                                                        January 1, 2005      January 3, 2004
---------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash                                                                     $      47            $     363
     Accounts receivable, net of allowances of $1,125 and $581                    9,696                9,662
     Inventories                                                                 10,962               14,052
     Prepaid expenses and other current assets                                      232                1,373
---------------------------------------------------------------------------------------------------------------
          Total current assets                                                   20,937               25,450
Property, plant and equipment, net                                               13,347               14,429
Goodwill                                                                          2,978                2,978
Trademarks                                                                        1,740                1,740
Other assets                                                                        359                  382
---------------------------------------------------------------------------------------------------------------
                                                                              $  39,361            $  44,979
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' (Deficiency)
Current liabilities
     Current portion of capital lease obligations                             $     613            $   2,144
     Current portion of long-term debt                                            1,995                3,026
     Due to ICC Industries Inc.                                                  14,931               11,856
     Accounts payable                                                             8,321                8,021
     Accrued expenses                                                             2,379                2,218
---------------------------------------------------------------------------------------------------------------
          Total current liabilities                                              28,239               27,265
---------------------------------------------------------------------------------------------------------------
Long-term capital lease obligations, less current maturities                      1,927                2,943
---------------------------------------------------------------------------------------------------------------
Long-term debt, less current maturities
     Revolving/term loans                                                        12,659               12,570
     Equipment loan                                                               2,252                  704
     Note payable to ICC Industries Inc.                                         18,604               18,459
     Note payable to ANDA Investments, Ltd.                                       1,250                1,750
---------------------------------------------------------------------------------------------------------------
          Total long-term debt, less current maturities                          34,765               33,483
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies
---------------------------------------------------------------------------------------------------------------
Stockholders' (deficiency)
     Preferred stock, par value $1.00 per share; 10,000,000 shares
        authorized, none issued                                                       -                    -
     Common stock, par value $.08 per share; 200,000,000 shares authorized; 86,160,787 and 85,755,787 shares issued and
        outstanding                                                               6,893                6,861
     Capital in excess of par value                                              53,195               52,196
     Accumulated deficit                                                        (85,658)             (77,769)
---------------------------------------------------------------------------------------------------------------
          Total stockholders' deficiency                                        (25,570)             (18,712)
---------------------------------------------------------------------------------------------------------------
                                                                              $  39,361            $  44,979
---------------------------------------------------------------------------------------------------------------
                        The accompanying notes are an integral part of these consolidated financial statements.

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Operations
($ in thousands, except per share amounts)

                                                                                  Six Months
                                               Year Ended        Year Ended          Ended           Year ended
                                               January 1,        January 3,       December 28,        June 29,
                                                  2005              2004             2002               2002
---------------------------------------------------------------------------------------------------------------

Gross sales                                    $ 75,763          $ 74,519         $ 33,756           $ 53,577
Less: Sales discounts and allowances              3,067             2,018              533              1,120
---------------------------------------------------------------------------------------------------------------
Net sales                                        72,696            72,501           33,223             52,457
---------------------------------------------------------------------------------------------------------------
Cost and expenses
   Cost of goods sold                            63,123            59,513           27,481             46,511
   Selling, general and administrative           16,981            13,032            4,543              9,714
   Research and development                         290               323              148                282
---------------------------------------------------------------------------------------------------------------
                                                 80,394            72,868           32,172             56,507
---------------------------------------------------------------------------------------------------------------
     Income (loss) from operations               (7,698)             (367)           1,051             (4,050)
---------------------------------------------------------------------------------------------------------------
Other expenses (income)
   Interest expense                               3,567             3,527            1,786              4,709
   Loss on debt extinguishment                      511                 -                -                  -
   Other, net                                      (112)             (192)            (166)              (511)
---------------------------------------------------------------------------------------------------------------
Other expenses (income) net                       3,966             3,335            1,620              4,198
---------------------------------------------------------------------------------------------------------------
(Loss) before income tax benefit                (11,664)           (3,702)            (569)            (8,248)
Income tax benefit                                3,775             1,861            1,113              1,360
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                (7,889)           (1,841)             544             (6,888)
Preferred stock dividend requirement                  -                 -                -                100
---------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to
   common shareholders                         $ (7,889)         $ (1,841)        $    544           $ (6,988)
---------------------------------------------------------------------------------------------------------------
Net income (loss) per common share
   Basic and diluted                           $  (0.09)         $  (0.02)        $   0.01           $  (0.12)
---------------------------------------------------------------------------------------------------------------
   Basic and diluted average common
     shares outstanding                      85,930,000        85,382,000       85,278,000         59,078,000
---------------------------------------------------------------------------------------------------------------
                        The accompanying notes are an integral part of these consolidated financial statements.

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Changes in Stockholders' (Deficiency)
($ in thousands)

Year ended January 1, 2005, January 3, 2004, Six Months Ended December 28, 2002 and year ended June 29, 2002
-------------------------------------------------------------------------------------------------------------------------------
                                           Preferred Stock            Common Stock
                                      ------------------------  ------------------------   Capital in
                                                     Amount at                 Amount at  Excess of Par  Accumulated
                                      Shares issued  par value  Shares issued  Par Value      Value        Deficit       Total
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001                    2,500,000   $  2,500     30,329,671   $  2,427     $ 37,534     $(68,434)   $(25,973)
Conversion of debt due ICC                                         44,117,647      3,529       11,471                   15,000
Dividends on preferred stock                                                                                (1,150)     (1,150)
Conversion of preferred stock
   and dividends payable into common
   stock                                 (2,500,000)    (2,500)    10,735,294        859        2,791                    1,150
Issuance of stock grants                                               85,000          7                                     7
Net loss                                                                                                    (6,888)     (6,888)
-------------------------------------------------------------------------------------------------------------------------------
Balance, June 29, 2002                            -          -     85,267,612      6,822       51,796      (76,472)    (17,854)
Issuance of stock grants                                               60,000          5                                     5
Net income                                                                                                     544         544
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 2002                        -          -     85,327,612      6,827       51,796      (75,928)    (17,305)
Issuance of stock under rights
   offering                                                            18,175          1            5                        6
Stock option exercise                                                  20,000          2            1                        3
Issuance of stock grants                                              390,000         31          150                      181
Acquisition of Konsyl                                                                             244                      244
Net loss                                                                                                    (1,841)     (1,841)
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 2004                          -          -     85,755,787      6,861       52,196      (77,769)    (18,712)
-------------------------------------------------------------------------------------------------------------------------------

Stock option exercise                                                 305,000         24           31                       55
Issuance of stock grants                                              100,000          8           47                       55
Beneficial conversion of debentures                                                               921                      921
Net loss                                                                                                    (7,889)     (7,889)
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2005                          -   $      -     86,160,787   $  6,893     $ 53,195     $(85,658)   $(25,570)
-------------------------------------------------------------------------------------------------------------------------------
                                   The accompanying notes are an integral part of these consolidated financial statements

Pharmaceutical Formulations, Inc.
and Subsidiaries
Consolidated Statements of Cash Flows
($ in thousands)

                                                            Year Ended        Year Ended    Six Months Ended      Year Ended
                                                       January 1, 2005   January 3, 2004   December 28, 2002   June 29, 2002
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

Net income (loss)                                              $(7,889)          $(1,841)            $   544         $(6,888)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Income tax benefit                                                -                 -                (398)         (1,360)
   Depreciation and amortization                                 2,449             2,665               1,335           2,758
   Stock-based compensation                                         56               181                   -               -
   Amortization of bond discount and deferred
     financing costs                                             1,027               150                 215             890
   Amortization of deferred gain on sale of building               (35)              (64)                (17)            (94)
   Deferred Income Taxes                                            (5)             (369)               (715)              -
Changes in current assets and liabilities:
   (Increase) decrease in accounts receivable                      (34)              996              (1,813)           (487)
   (Increase) decrease in inventories                            3,090             1,208                (226)         (1,955)
   (Increase) decrease in other current assets                   1,057               533                (370)             36
   Increase (decrease) in due to ICC
     Industries Inc.                                             1,860             2,776               2,189           2,065
   Increase (decrease) in accounts payable,
     accrued expenses                                              476               362              (1,172)         (2,530)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities         2,052             6,597                (428)         (7,565)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisition of Konsyl Pharmaceuticals,
     Inc., net of cash acquired of $493                              -            (6,009)                  -               -
   Purchase of property, plant and
     equipment, net                                               (308)             (771)               (843)         (1,843)
   (Increase) decrease of other assets                               -                 -                 (73)            (97)
-----------------------------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                        (308)           (6,780)               (916)         (1,940)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

   Increase in due to ICC Industries Inc.                        2,815             1,332               1,385          14,525
   Repayment of due to ICC Industries, Inc.                     (1,450)            5,327                 997               -
   Borrowings on long term debt                                  3,593                 -                   -               -
   Repayments of long-term debt                                 (3,487)           (4,046)                  -          (3,658)
   Repayments of capital lease obligations                      (3,586)           (2,093)             (1,129)         (1,337)
   Proceeds from issuance of common
   stock under rights offering and exercise of stock option         55                 9                   -               -
-----------------------------------------------------------------------------------------------------------------------------
     Net cash (used in) provided by financing activities        (2,060)              529               1,253           9,530
-----------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                   (316)              346                 (91)             25
Cash beginning of year                                             363                17                 108              83
-----------------------------------------------------------------------------------------------------------------------------
Cash end of year                                                   $47              $363                 $17            $108
-----------------------------------------------------------------------------------------------------------------------------
                   The accompanying notes are an integral part of these consolidated financial statements.

Pharmaceutical Formulations, Inc.
and Subsidiaries
Notes to Consolidated Financial Statement
($ in thousands, except per share amounts)

1.       Nature of the Business and Related Parties

Pharmaceutical Formulations, Inc. and its subsidiaries (collectively, “PFI” or the “Company”) are primarily engaged in the manufacture and distribution of over-the-counter solid dosage pharmaceutical products in tablet, caplet and capsule form, which are sold under customers’ private labels. The products are sold throughout the United States. The Company supplies bulk products to secondary distributors and re-packers as well as smaller competitors who do not have sophisticated research and development departments. PFI is also engaged in contract manufacturing of selected branded products for well-known major pharmaceutical companies. The Company also performs testing and research and development of new drug and health care products.

As of January 1, 2005, ICC Industries Inc. (“ICC”) owned a total of 74,488,835 shares of the common stock, representing approximately 86.5% of the total number of shares outstanding on that date. See Note 10 for further discussion of stock transactions. The following additional transactions with ICC are reflected in the consolidated financial statements as of or for the periods presented:

                                Year Ended               Year Ended           Six Months Ended          Year Ended
                              January 1, 2005         January 3, 2004         December 28, 2002        June 29, 2002
                              ---------------         ---------------         -----------------        -------------

Purchases                          $ 6,638                 $ 7,511                   $ 3,508              $ 1,438
Services and Finance Fees            1,283                   1,107                       554                1,213

                           As of January 1, 2005   As of January 3, 2004   As of December 28, 2002  As of June 29, 2002
                           ---------------------   ---------------------   -----------------------  -------------------

Accounts payable                   $14,931                 $11,856                   $ 7,027              $ 4,845
Note payable                        22,974                  21,729                    18,902               18,322

On December 22, 2004, ICC guaranteed up to $1.0 million of the Company’s obligations with a major vendor through an agreement that expires on the earlier of written notice by ICC or on July 27, 2005. On April 5, 2005, ICC increased the guarantee to $1.5 million. This guarantee expires on the earlier of notice from ICC or on April 6, 2006.

In May 2003, the Company acquired Konsyl Pharmaceuticals, Inc. of Fort Worth, Texas (“Konsyl”). Konsyl is a manufacturer and distributor of powdered dietary natural fiber supplements. The products are manufactured at its plant in Easton, Maryland and are sold, both domestically and internationally, to pharmaceutical wholesalers, drugstore chains, mass merchandisers, grocery store chains and grocery distributors. Products are sold under both the “Konsyl®” brand name and various private labels (see note 4)

2.       Financial Results and Liquidity

As of January 1, 2005, the Company has negative working capital of $ 7,302, an accumulated deficit of $85,658 and a stockholders’ deficit of $25,570. In addition, the Company has had net losses of $7,889 and $1,841 for the years ended January 1, 2005 and January 3, 2004. In view of these matters, realization of a major portion of the Company’s assets is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities. Management plans are outlined below.

The Company continues to address customer relationship issues and is in the process of rebuilding the sales base through the initiatives detailed below. The Company continues to pursue the plan to increase revenues and improve operational efficiencies to increase profitability. As part of these initiatives, the Company has undertaken the following:

•	Expand the Company’s custom manufacturing for major pharmaceutical companies.

•	Eliminate several unprofitable product lines consisting mainly of items purchased from third parties and repackaged end products for smaller customers. The Company continues to evaluate product line and customer profitability.

•	Increasing the Company’s business supplying other manufacturers with bulk tablets and capsules, taking advantage of higher volumes and better margins.

•	Explore opportunities to expand the Company’s product line through joint venture marketing agreements.

•	Expanding the Company's international sales.

These objectives, along with sustaining market share and increasing sales are projected to be driven by the following actions that the Company aims to take:

•	Re-establishing strong relationships within the Company’s distribution network.

•	Controlling and reducing, where appropriate, the fixed and variable expenses.

•	Eliminating unprofitable product lines and customers.

•	Improving the Company's manufacturing efficiencies.

•	Shortening delivery time.

•	Filing ANDAs for new products as they come to the OTC Market.

•	Obtaining marketing rights for products produced by other generic pharmaceutical manufacturers.

The Company believes that cash flow from operations, the revolving credit facility and equipment and term loan financing, plus continued financial support from ICC, will be sufficient to fund the Company’s currently anticipated operations, working capital, capital spending and debt service through March 31, 2006. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue the Company’s operations through March 31, 2006. ICC has supported us in the past by providing loans, replacing loans from the asset-based lenders and providing us with working capital.

See Note 7a and 7b for discussion of defaults under the Company’s credit agreements with its primary lender and with ICC and the waivers obtained by the Company. Additionally, see Note 7 for a discussion of modifications of the Company’s debt agreements and other borrowings.

3.       Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Pharmaceutical Formulations, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Fiscal Year

During December 2002, the Company changed its fiscal year-end from the 52-53 week period which ends on the Saturday closest to June 30 to the 52-53 week period which ends on the Saturday closest to December 31. The current fiscal year is the 52 weeks ended January 1, 2005. The 2003 fiscal year was the 53 week period which ended January 3, 2004. The prior fiscal period consisted of the six-month transition period from June 30, 2002 to December 28, 2002 The 2002 fiscal year consisted of the 52 week period which ended June 29, 2002. The year end for Konsyl is December 31 as that was the historical year-end for Konsyl.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization is provided on the straight-line method over the estimated useful lives of the assets (five to fifteen years). Leasehold and building improvements are amortized over the lives of the respective leases or useful lives, if shorter. The cost of maintenance and repairs is expensed as incurred.

Revenue Recognition

Revenue from product sales is recognized, when an unrelated third party receives the merchandise, net of estimated provisions for sales allowances, pursuant to Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Accordingly, revenue is recognized when all four of the following criteria are met: (i) persuasive evidence that an arrangement exists; (ii) delivery of the product has occurred; (iii) the selling price is both fixed and determinable and (iv) collectibility is reasonably assured. The customers consist primarily of large retailers. Provisions for sales discounts, allowances and returns are established as a reduction of product sales revenues at the time such revenues are recognized. These revenue reductions are established by the Company as its best estimate at the time of sale based on its historical experience adjusted to reflect known changes in the factors that impact such reserves. These revenue reductions are generally reflected either as a direct reduction to accounts receivable through an allowance or as an addition to accrued expenses if the payment will be settled through a direct payment to the customer.

The Company does not provide any price protection to its customers and generally accepts returns only if the goods are damaged.

Accounts Receivable and Concentration of Credit Risk

Financial instruments that potentially subject PFI to credit risk consist principally of trade receivables. Trade receivables are comprised of the sale of products primarily to retail customers. The Company extends credit to a substantial number of customers and performs ongoing credit evaluations of those customers’ financial condition while, generally, requiring no collateral. Customers that have not been extended credit are on a cash in advance basis only.

The Company reviews accounts receivable on a monthly basis to determine if any accounts receivable will potentially be uncollectible. Factors used in assessing collectibility include timeliness of payments, trend analysis, trade publications, and credit reports. Accounts receivable balances that are determined to be uncollectible are included in an overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the available information, the allowance for doubtful accounts as of January 1, 2005 and January 3, 2004 is adequate. However the Company’s actual write-offs might exceed the recorded allowance.

Substantially all accounts receivable serves as collateral for the loan agreements.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for differences between the the financial statement carrying amounts and the tax bases of existing assets and liabilities. A valuation allowance is established when the Company believes that it is more likely than not that some portion of its deferred taxes will not be realized. Future changes in the valuation allowance will be recognized in the period of change.

Purchase Price Allocation

The fair values of acquired assets and assumed liabilities were based upon management's estimates with the assistance of independent professional valuation firms. Certain of the acquired assets were intangible in nature, including trademarks. The excess purchase price over the amounts allocated to the assets was recorded as goodwill.

All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results

Inventory Valuation

Inventories are stated at the lower of cost or market with cost determined on a first in, first out (FIFO) basis. An allowance is established when management determines that certain inventories may not be saleable at normal sales prices. These allowances (Note 5) are based on management’s judgments and may be subject to changes in the near term. Any changes in estimate would be recorded in the period of change.

Earnings Per Share

PFI calculates earnings per share under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, that requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed assuming the conversion of convertible preferred stock and convertible notes and the exercise or conversion of common equivalent shares, if dilutive, consisting of unissued shares under options and warrants.

Basic and diluted losses per share are the same in each of the periods presented, because the impact of dilutive securities is anti-dilutive or insignificant.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to accounts receivable, inventories, property and equipment, intangible assets and income taxes. PFI bases the estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which the Company based the assumptions.

Long-Lived Assets

The Company’s long-lived assets include property and equipment, intangible assets and goodwill. Intangible assets consist primarily of trademarks, which were determined to have an indefinite life based on an independent appraisal.

The Company follows SFAS No. 142, “Goodwill and Other intangible Assets”, which eliminated the amortization of purchased goodwill and intangible assets with indefinite lives. As a result, the Company is not amortizing the goodwill resulting from the Konsyl acquisition. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are tested annually and more frequently if an event occurs which indicates the goodwill and intangible assets with indefinite lives may be impaired. SFAS No. 142 requires companies to use a fair value approach to determine whether there is an impairment event. The Company performs an annual impairment test at fiscal year-end for goodwill and other indefinite-lived intangible assets.

As of January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets to be Disposed of”. Under SFAS No. 144, long-lived assets other than those covered by SFAS 142 are reviewed on a periodic basis for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Such events or changes in circumstances include, but are not limited to: (a) a significant decrease in the market price of a long-lived asset (or asset group); (b) a significant adverse change in the extent or manner in which a long-lived asset (or asset group) is being used or in its physical condition; (c) a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (or asset group), including an adverse action or assessment by a regulator; (d) an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (or asset group); (e) a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (or asset group); and (f) a current expectation that, more likely than not, a long-lived asset (or asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of such assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairments were recorded in any of the periods presented.

Stock-Based Compensation

At January 1, 2005, the Company has stock-based compensation plans, which are described more fully in Note 10. As permitted by SFAS No. 123, “Accounting for Stock- Based Compensation”, the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option. No stock-based employee compensation cost, relating to stock options, is reflected in net loss for the periods presented, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The stock based compensation cost included in net loss for the year ended January 1, 2005 reflects the issuance of restricted shares (Note 10).

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the year ended January 1, 2005, January 3, 2004, six months ended December 28, 2002 and for the year ended June 29, 2002 would have been as follows:

-----------------------------------------------------------------------------------------------
                                      Year Ended    Year Ended    Six Months Ended   Year Ended
-----------------------------------------------------------------------------------------------
                                      January 1,    January 3,      December 28,      June 29,
                                         2005          2004             2002            2002
-----------------------------------------------------------------------------------------------
Net income (loss) as reported          $(7,889)      $(1,841)         $   544         $(6,888)
-----------------------------------------------------------------------------------------------
Add: Stock based employee
compensation expense included
in reported net income, net of
related tax effects                         36           118              ---             ---
-----------------------------------------------------------------------------------------------
Deduct: Total stock based
employee compensation
determined under fair value
method for all awards, net of
related tax effects                        (65)         (198)            (102)            (47)
-----------------------------------------------------------------------------------------------
Proforma net income (loss)             $(7,918)      $(1,921)         $   442         $(6,935)
-----------------------------------------------------------------------------------------------
Basic and diluted income (loss)
per share
-----------------------------------------------------------------------------------------------
As reported                            $ (0.09)      $  0.02          $ (0.01)        $ (0.12)
-----------------------------------------------------------------------------------------------
Proforma                               $ (0.09)      $  0.02          $ (0.01)        $ (0.12)
-----------------------------------------------------------------------------------------------

The weighted average assumptions used for the years or periods presented are as follows:

------------------------------------------------------------------------------------------------
                              Year Ended        Year Ended     Six Months Ended     Year Ended
------------------------------------------------------------------------------------------------
                           January 1, 2005   January 3, 2004   December 28, 2002   June 29, 2002
------------------------------------------------------------------------------------------------
Risk-free interest rate           4.3%              3.2%              2.4%             3.6%
------------------------------------------------------------------------------------------------
Expected dividend yield              -                 -                 -                -
------------------------------------------------------------------------------------------------
Expected lives                 5 years           5 years           5 years          5 years
------------------------------------------------------------------------------------------------
Expected volatility               126%              139%              125%             125%
------------------------------------------------------------------------------------------------

Shipping and Handling Fees and Costs

Shipping and handling fees charged to customers are included in the Company’s net sales. Shipping and handling costs which approximated $2,121, $1,525, $750 and $1,350 in fiscal 2004, fiscal 2003, the six month period ended December 28, 2002 and fiscal 2002, respectively, were charged to selling and shipping expenses. Shipping and handling costs are included in the caption Selling, general and administrative on the Statement of Operations.

Advertising Expenses

Advertising costs are expensed when incurred and were $875, $430, $242 and $369 in fiscal 2004, 2003, six months ended December 29, 2002 and Fiscal 2002, respectively.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not believe that adoption of this statement will have a material impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that adoption of this statement will have a material impact on the Company’s financial position or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement 151, Inventory Costs, (“SFAS 151”) an amendment of ARB no. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company has not completed its evaluation of the impact of SFAS 151 and therefore cannot determine the effect that adoption of this statement will have on its financial position and results of operations.

Fair Value of Financial Instruments

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses are reasonable estimates of their fair value due to the short maturity of these items. Based upon the current borrowing rates available to us, estimated fair values of the revolving credit and term loans (see Note 7) approximate their recorded carrying amounts. It was not deemed practical to determine the estimated fair value of the remaining debt due to the complexity included therein.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform them to the current year presentation.

4.       Acquisition of Konsyl Pharmaceuticals, Inc.

On May 15, 2003, the Company completed its acquisition of the common stock of Konsyl for an aggregate purchase price of $9,246, which consisted of the following:

                         Cash (including
                         transaction costs)       $     6,502
                         Seller Note                    2,500
                         Warrants                         244
                                                  -----------
                                                  $     9,246
                                                  ===========

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

The following summarizes the allocation of purchase price to net assets acquired and liabilities assumed:

               Cash                                   $   493
               Accounts Receivable                      1,324
               Inventory                                2,129
               Prepaid expenses                           474
               Property, plant and equipment, net       1,527
               Other assets                               287
               Goodwill                                 2,978
               Trademarks                               1,740
               Less: Accounts payable                    (464)
                    Deferred taxes                     (1,242)
                                                      -------

                                                      $ 9,246
                                                      =======

The transaction was financed by a combination of asset-based and term loan financing aggregating $3.7 million from PFI’s existing lender, CIT Business Credit (“CIT”), as well as a loan of $1,627 from ICC and $595 of equipment financing facilitated by ICC and a five year note to the former stockholder of Konsyl in the amount of $2,500, Konsyl’s own cash of $350, issuance of stock options valued at $244, a cash payment of $230, including transaction costs.

None of the goodwill is expected to be tax deductible.

Equipment and other physical property of Konsyl, which were acquired, are used for the manufacture, marketing and distribution of powdered dietary natural supplements; the Company plans to continue to use these assets for the same purpose.

In connection with PFI’s acquisition of Konsyl, PFI, Konsyl and Mr. Frank X. Buhler, the former majority stockholder of Konsyl, entered into a consultancy agreement for one year at $5 per month. This agreement ended in May, 2004. In addition, Mr. Buhler was elected to the Board of Directors of PFI at the annual meeting of the stockholders of PFI.

The Company leases its Easton, Maryland facility from a company partially owned by Frank Buhler (see note 8). Additionally, the Company has the option to purchase the facility for $2,250 which expires on May 14, 2006.

The following unaudited pro forma summary presents certain financial information as if the acquisition of Konsyl had occurred at the beginning of each period presented. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on such dates, nor is it indicative of future results.

                                                   Year Ended       Year Ended
                                                ---------------- ----------------
                                                   January 3,      December 28,
                                                      2004             2002
                                                ---------------- ----------------

     Net sales                                      $76,510          $70,755

     Net loss                                       $(3,345)         $  (447)

     Basic and diluted loss per common share         $(0.04)         $ (0.01)

5.       Inventories

Inventories consist of the following:

                                             January 1, 2005     January 3, 2004
--------------------------------------------------------------------------------
Raw materials                                         $4,323              $5,676
Work in process                                          982               1,233
Finished goods                                         5,657               7,143
--------------------------------------------------------------------------------
                                                     $10,962             $14,052
================================================================================

Inventory reserves were $597 and $359 at January 1, 2005 and January 3, 2004, respectively.

6.       Property, Plant and Equipment

Property, plant and equipment consist of the following:

                                   January 1, 2005     January 3, 2004    Useful Lives
--------------------------------------------------------------------------------------
Land and building                            $  --            $  8,348         8
Leasehold improvements                       7,460               7,315        15
Machinery and equipment                     23,456              22,055        15
Data processing equipment                    4,735               4,565         5
Laboratory equipment                         2,683               2,677        10
Furniture and fixtures                         479                 463        10
Other                                        1,089               1,480      Various
--------------------------------------------------------------------------------------
                                            39,902              46,903
Less: Accumulated depreciation
      and amortization                      26,555              32,474
--------------------------------------------------------------------------------------
                                           $13,347            $ 14,429
======================================================================================

Substantially all property, plant and equipment is pledged as collateral under various capital leases and equipment loans. The capital lease for the building at 460 Plainfield Avenue expired on August 2004. In November 2003, the Company extended the lease for its manufacturing facility. The lease was treated as a capital lease through August 2004; whereupon the new extension began and is now classified as an operating lease.

Assets under capital leases (excluding the building lease discussed in Note 7e) at January 1, 2005 and January 3, 2004 were $2,540 and $4,370, respectively. Accumulated amortization at January 1, 2005 and January 3, 2004 was $481 and $4,105, respectively.

7.       Long-term Debt and Capital Lease Obligations

Long-term debt and capital lease obligations consist of the following:

                                              January 1, 2005         January 3, 2004
----------------------------------------------------------------------------------------
                                            Long-Term    Capital    Long-Term    Capital
                                              Debt       Leases       Debt       Leases
----------------------------------------------------------------------------------------
Term loan due ICC (a)                        $ 22,974                 $21,729

Revolving loan due CIT (b)                     12,209                  11,519

Term loan due CIT (b)                           1,050                   1,650

Note payable to ANDA Investments,
Ltd. (c)                                        1,750                   2,250

  8% Convertible subordinated
  debentures (d)                                  ---                   1,179

  8.25% Convertible subordinated
  debentures (d)                                  ---                     330

Building sale/leaseback (e)                                                      $   717

Capital equipment lease obligations (f)                   $2,540                   4,370

Equipment loan (g)                              3,147                   1,122
----------------------------------------------------------------------------------------
                                               41,130      2,540       39,779      5,087
Less current portion (h):                       6,365        613        6,296      2,144
----------------------------------------------------------------------------------------
                                              $34,765     $1,927      $33,483     $2,943
========================================================================================
a)	On December 31, 2004, the Company modified its term loan and security agreement with ICC to extend the final due date from January 31, 2005 to January 31, 2006. The loan principal under this agreement was $22,654. Principal payments are due commencing in January, 2005 at $300 per month and in increasing amounts thereafter of $325 per month, $350 per month or $375 per month with a final payment of $18,604 in January 2006. Interest is payable monthly at 1% above the prime rate (6.75% at January 1, 2005). The loan is secured by a secondary security interest in all of the Company's assets. This agreement also includes certain negative covenants and cross-default provisions with other loans for which the Company was in violation (See Note 7b). On April 11, 2005, the Company obtained waiver of such current defaults through April 2, 2005.

On May 15, 2003, in connection with the acquisition of Konsyl Pharmaceuticals, Inc., the Company borrowed $500 from ICC. Principal payments to ICC began on July 1, 2003 at $10 per month with a final payment of $320 in January 2005. Effective January 31, 2005 such loan repayment obligation was extended until January 31, 2006. The loan stipulates payments of $10 per month a final payment of $190 due in January 2006. Interest is payable monthly at 4.5% per annum. The current portion of this obligation is included in due to ICC on the balance sheet.

b)	The Company has a revolving credit facility with CIT, which is secured by accounts receivable and inventory, which expires on December 31, 2006. Advances under this credit line are limited to the sum of eligible accounts receivable and eligible inventory, as defined, up to a maximum limit of $20,000 of which $2,000 is guaranteed by ICC. Interest is payable monthly, at the prime rate + 2% (7.75% at January 1, 2005). The loan agreement contains certain covenants, which, among other things, prohibit the Company, subject to prior approval of the lender, from making dividend payments. The agreement also includes certain financial covenants, which were amended on August 20, 2004. As of January 1, 2005, the Company had $233 available on such credit facility.

Such facility provides for a fee in the amount of $266 which sum is fully earned as of the Closing Date and shall be payable in installments of $66 on each of December 31, 2003, December 31, 2004, December 31, 2005 and December 31, 2006 or if the First Amended and Restated Financing Agreement is terminated earlier than December 31, 2006, then on the date of such termination, all remaining amounts of the Loan Facility Fee shall become due and payable.

In connection with the acquisition of Konsyl Pharmaceuticals, Inc., CIT extended a term loan of $2,000 which is repayable over 40 months at the prime rate + .75% (6.5% at January 1, 2005). Payments of $600 were made in Fiscal 2004.

On August 20, 2004 the Company and CIT agreed to an amendment to the credit agreement, while reaffirming ICC’s guarantee of this debt. The amendment to the agreement set, effective April 26, 2004, new financial covenants beginning July 31, 2004 for minimum tangible net worth and minimum fixed charge coverage ratio, each calculated on a rolling three-month basis and additional financial covenants for maximum accounts payable (other than to CIT or ICC) and a minimum borrowing availability as of each month end beginning July 31, 2004. The parties further amended the agreement to include an EBITDA covenant as of September 20, 2004.

As of January 1, 2005 the Company was in violation of certain financial covenants (specifically the minimum tangible net worth, EBITDA, and the maximum accounts payable covenants) and other provisions within its agreement with CIT as amended. The Company has obtained a waiver dated April 15, 2005 from CIT waiving such identified events of default under the financing agreement. In addition to the defaults as of January 1, 2005, CIT also waived defaults under the same sections of the agreement as of January 29, 2005, February 26, 2005 and April 2, 2005. As a condition of this waiver, the Company must deliver consolidated financial statements to CIT no later than April 20, 2005, and the Company’s failure to deliver these financial statements would render the waiver null and void. The Company paid CIT fees of approximately $15 related to this waiver. Additionally, as a condition of the waiver, the Company agreed to provide revised monthly financial projections to CIT, on or prior to May 31, 2005, and the failure to deliver such projections would constitute an event of default under the agreement. The Company also agreed to deliver monthly financial reports to CIT as required under the agreement on a timely basis beginning with the month of April 2005. On April 15, 2005, ICC signed this waiver reaffirming their guarantee of the Company’s debt with CIT. CIT waives only the specific events of default noted in the waiver and does not waive any other existing events of default or future events of default. The Company does not believe that there are any other events of default under the agreement.

The Company has a requirement to maintain a lockbox with the bank; however, there are no subjective acceleration clauses in the credit agreement.

c)	On May 15, 2003, in connection with the acquisition of Konsyl Pharmaceuticals, Inc., the Company issued a note of $2,500 to Frank X. Buhler (ANDA Investments, Ltd.). The note is repayable at $125 quarterly with a balloon payment of $625 in April 2007 and bears interest at 7% per annum. Payments of $500 were made in Fiscal 2004. ICC has guaranteed the payments under this promissory note through a letter dated April 15, 2003.

d)	At January 3, 2004, PFI had an aggregate of $1,179 outstanding principal amount of convertible subordinated debentures due June 15, 2004 (originally due June, 2002) (the "8% Debentures") with interest payable semi-annually. The holders of the 8% Debentures may convert them at any time into common stock of the Company at a conversion price of $.34 per share.

At January 3, 2004, PFI had an aggregate of $330 outstanding principal amount of convertible subordinated debentures due June 15, 2004 (originally due June, 2002) (the “8.25% Debentures”) with interest payable annually. The holders of the 8 ¼ % debentures may convert them at any time into shares of common stock at a conversion price of $.34 per share.

In June 2004, holders of $1,105 in principal amount of the Company’s 8% and 8.25% convertible subordinated debentures agreed to extend the payment terms on those bonds, which were due to mature on June 15, 2004, to June 15, 2005, at the current interest rate of 8% or 8.25%, depending on which bonds are held. In exchange for the bondholders’ signed agreements to extend the maturity date on the bonds, they received a one-time up-front fee of $10 per $1,000 of bond principal held by them. The fee of approximately $11 is included in deferred financing costs and was being amortized over the life of the debt. In addition, the bondholders obtained the right to convert the bonds into the Company’s common stock at a reduced price of $.30 per share from $.34 per share.

In accordance with EITF 00-27, “Application of EITF Issue 98-5 to Certain Convertible Instruments”, the Company measured the intrinsic value of the beneficial conversion feature at $921 based on the market price of the stock of $0.55 and recorded this as a debt discount and a related increase in paid in capital in the second quarter. This debt discount was being amortized over the extended due date of the bonds using the straight line method (which approximates the effective interest method since the amortization period is one year). During year ended January 1, 2005, the Company recognized additional interest expense related to the amortization of this conversion feature of $410.

Additionally in June 2004, the Company repaid the remainder of the outstanding debentures for $400, on their due date of June 15, 2004. ICC advanced to the Company the funds in order to repay these debentures. Such advances were included in the ICC note discussed above, as modified effective June 30, 2004.

On December 30, 2004, the Company paid the principal due under the above outstanding 8% Convertible Subordinated Debentures Due 2002 and 8.25% Convertible Subordinated Debentures Due 2002, totaling $1,105. The debenture holders had previously agreed to forebear the right to force payment on the due date of the debentures so long as they were paid on or before June 15, 2005. ICC, the Company’s largest stockholders, provided bridge financing for the principal payments. The Company recognized a loss of $511 on extinguishment of debt relating to this debt repayment.

e)	In August 1989, PFI entered into a sale and leaseback of its land and building in Edison, New Jersey. The term of the lease is 15 years, plus two five-year renewal options. Monthly base rent was $107 for the first 30 months increased by the change in the Consumer Price Index on the thirty-first month after commencement and on each thirtieth month thereafter. On January 1, 2000, the monthly base rent increased to $165. The Company is obligated to pay all utilities, real estate taxes, assessments and repair and maintenance costs in connection with the premises. The land and building was recorded as a capital lease and the deferred gain on the sale and leaseback of approximately $750 ($35 as of January 3, 2004) was deferred and amortized over the term of the original lease.

In November 2003, the Company extended its lease for its manufacturing facility. This extension has a term of fifteen years with base rent (covering a period from October 1, 2003 - September 30, 2008) of $1,764 per annum. Subsequent period rent was calculated using an adjustment to reflect inflation. This lease has been classified as an operating lease.

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

In June 2002 the Company borrowed $672 under capital equipment leases to fund the acquisition of new operating equipment. The leases are generally repayable over seven years and bear interest at a floating rate (7.28 % at January 1, 2005).

In March, May, November, and December 2003 the Company borrowed $994 under capital leases to fund the acquisition of machinery and equipment. Additionally, in July 2003 an aggregate of $595 of debt advanced to us by ICC in connection with the purchase of Konsyl was repaid from the proceeds of a capital equipment financing of the same amount. The assets financed were the assets that were purchased in the Konsyl acquisition. The capital lease is payable over five years with monthly payments of $13 and bears interest of 4.07%.

In July and August 2004, the Company borrowed $1,039 under capital leases to fund the acquisition of machinery and equipment. The capital leases are payable over five years with monthly payments of $21 and bear interest of 7.8%.

g)	On December 31, 2004, the Company entered into a new three-year loan agreement with General Electric Capital Corporation for $3,147, bearing interest at 6.76% per annum, which loan was secured by some of the Company's equipment. The loan is repayable in 35 monthly installments of principal and interest of $97 with a final monthly installment equal to the balance of principal and interest due. The amount of the ICC bridge financing, $1,000, was repaid out of the proceeds of this loan and the balance was utilized to refinance existing GE equipment leases, discussed in the next paragraph.

In December 2001, the Company entered into an equipment financing arrangement with G.E. Capital Corporation for $1,943, whereby certain operating leases were converted to an equipment loan. The loan was repayable monthly over 4 years and bore interest at a floating rate (4.47% at January 3, 2004). This loan was guaranteed by ICC.

h)	Current portion of long term debt includes $4,370 and $3,270 as of January 1, 2005 and January 3, 2004 included in due to ICC.

The Company's debt and obligations under capital leases mature in calendar years as follows:

                                               Capital Lease
                                                Obligations       Long-Term Debt
--------------------------------------------------------------------------------
2005                                                $735             $6,365
2006                                                 718             32,805
2007                                                 638              1,864
2008                                                 472                 96
2009                                                 279                  -
Thereafter                                             -                  -
--------------------------------------------------------------------------------
Total Payments                                    $2,842            $41,130
                                                                ================
Less: Amount representing interest                  (302)
------------------------------------------------------------
Present value of net minimum lease payments       $2,540
============================================================

8.       Commitments and Contingencies

Lease Commitments

(a) Distribution/Konsyl Facility:

In Fiscal 1996, the Company entered into a long-term lease for a building adjacent to the manufacturing facility. The lease is classified as an operating lease. The rent payments are $319 per annum for the first five years and $342 per annum for the balance of the initial term. During Fiscal 2003, Konsyl began using part of this property as a sales office. The Company is currently negotiating an extension of this lease as the existing lease expires at the end of April 2005.

(b) Easton Md. Lease:

As of May 15, 2003, the Company signed a lease with ANDA Investments, Ltd, an entity controlled by Frank Buhler, who is currently a director of the Company. This lease has a term of five years. Base rent under this lease is $200 per annum. The lease also has a purchase option whereby the Company can purchase the building for $2,250 through May 15, 2006. The Company is responsible for its share of real estate taxes and utilities for such premises.

(c) Manufacturing Facility Lease:

In November 2003, the Company extended its lease for its manufacturing facility in Edison, NJ. This extension has a term of fifteen years with base rent (covering a period from October 1, 2003- September 30, 2008) of $1,764 per annum. Subsequent period rent is calculated using an adjustment to reflect inflation. This lease has been classified as an operating lease

(d) Minimum operating lease commitments:

Rent expense during the year ended January 1, 2005, January 3, 2004, the six months ended December 29, 2002, the year ended June 29, 2002 was $2,335, $2,441, $1,161, and $2,327, respectively. As of January 1, 2005, the Company had the following operating lease commitments:

Fiscal 2005                 $2,078
Fiscal 2006                 $1,964
Fiscal 2006                 $1,964
Fiscal 2007                 $1,856
Fiscal 2008                 $1,764
Thereafter                 $17,052
                           -------
Total:                     $26,678
                           =======

Collective Bargaining Agreement

Substantially all of the Company’s non-management employees are covered by a collective bargaining agreement with Teamsters Local 522, which was signed in October 2004 and expires in October 2007. The new agreement includes increases in wages and medical payments (10.2% over three years) and changes in policy regarding attendance policy, job classifications and titles, job performance and job bidding procedures.

Additionally, three employees are represented by Local 68 of the International Union of Operating Engineers, affiliated with the AFL-CIO, which agreement expires October 31, 2005.

Contingencies

(a) Fiorito vs. PFI

In March 2002, action was brought against the Company in the United States District Court for the Southern District of New York seeking $20,000 in damages and $40,000 in punitive damages related to the sales of allegedly defective products. The Company’s insurer is defending the case at the insurer’s cost.

(b) Case relating to Max Tesler

In May 1998, the Company brought an action in Middlesex County Superior Court, NJ against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action has been sent to binding arbitration, which is expected to commence in the spring of 2005.

(c) Apotex Corporation and Torpharm vs. PFI

In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois against the Company by Apotex Corporation (“Apotex”) and Torpharm, Inc. seeking an unspecified amount in damages and specific performance in the nature of purchasing a certain product from Apotex. The complaint alleges that the Company would purchase a certain product exclusively from Apotex. The counts specified in the complaint include breach of contract, negligent misrepresentation, breach of implied covenant of good faith and fair dealing, breach of implied covenant to use best efforts, specific performance, breach of fiduciary duty, reformation and a Uniform Commercial Code action for the price of approximately 3 million tablets. Apotex’s expert testified that Apotex suffered damages of approximately $3,100 as a result of the alleged breaches. Management believes the lawsuit is without merit and is vigorously defending against it. Several counts of Apotex’s complaint have now been dismissed by the Court, and Apotex has requested that the action be stayed pending appellate review of those dismissed counts.

(d) The Company is a party to various other legal proceedings arising in the normal conduct of business.

Management believes that the final outcome of all current legal matters will not have a material adverse effect upon the Company's financial position or results of operations.

Environmental Matters

The prior owner of the Edison, New Jersey manufacturing facility, Revco, conducted a soil and groundwater cleanup of such facility, under the New Jersey Industrial Site Recovery Act (ISRA), as administered by the New Jersey Department of Environmental Protection (NJDEP). NJDEP determined that the soil remediation was complete and approved the groundwater remediation plan, subject to certain conditions. Revco began operating a groundwater remediation treatment system in 1995. Although CVS (as the successor to Revco) is primarily responsible for the entire cost of the cleanup, the Company guaranteed the cleanup. In addition, the Company agreed to indemnify the owner of the facility under the terms of the 1989 sale lease-back. If CVS defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, the Company may be required to make payment for any cleanup. The likelihood of CVS being unable to satisfy any claims which may be made against it in connection with the facility, however, are remote in the Company’s opinion. Accordingly, the Company believes that the it will not have to bear any costs associated with remediation of the facility and the Company will not need to make any material capital expenditures for environmental control facilities.

Defined Contribution 401(k) Plan

The Company has two defined contribution 401(k) plans one for union employees and one for non-union employees whereby the Company matches employee contributions of up to 50% of the employee’s first 4% of contributions. The Company’s contributions for the 401(k) employee match were approximately $265 and $214, for the years ended January 1, 2005 and January 3, 2004, respectively. The Company has suspended the company match component of the 401(k) plan for non-union and Konsyl employees effective April 1, 2005.

9.       Income Taxes

Income tax (benefit) consists of the following federal taxes:

                                                      Six Months
                          Year Ended    Year Ended      Ended        Year Ended
                          January 1,    January 3,    December 28,     June 29,
                             2005          2004          2002            2002
-------------------------------------------------------------------------------
Current                   $(3,770)      $(1,492)        $(398)        $(1,360)
Deferred                       (5)         (369)         (715)              -
-------------------------------------------------------------------------------
Total income tax
(benefit)                  (3,775)      $(1,861)      $(1,113)        $(1,360)
===============================================================================

The Company’s income tax (benefit) differs from the amount of income tax determined by applying the applicable statutory U.S. Federal income tax rate to pretax loss as a result of the following:

                                                                               Six Months
                                                   Year Ended    Year Ended       Ended        Year Ended
                                                   January 1,    January 3,    December 28,     June 29,
                                                      2005          2004           2002           2002
---------------------------------------------------------------------------------------------------------
Statutory U.S. tax (benefit)                        $(4,082)      $(1,295)         $(199)       $(2,804)
Increase (decrease) resulting from:
   Net change in valuation account                      ---          (570)          (715)         2,463
   State and Federal Net Operating Loss
   carryforward                                         ---           ---            ---           (227)
   Difference in effective rate                         ---                                        (137)
   Effect of beneficial conversion feature and
   debt extinguishment                                  322
   Other                                                (15)            4           (199)          (655)
---------------------------------------------------------------------------------------------------------

Effective income tax (benefit)                      $(3,775)      $(1,861)       $(1,113)       $(1,360)
=========================================================================================================

As of January 1, 2005, PFI had available net operating losses of approximately $30,677 for U.S. tax purposes, which will expire from 2005 through 2021. The utilization of losses that were generated prior to September 1991, which approximate $498 is limited to $166 per year for U.S. tax purposes due to the change in ownership resulting from ICC’s investment. State income tax net operating loss carry forwards of approximately $48,658, which expire from 2006 through 2012, are available to us.

The operations of Konsyl are included in this income tax calculation beginning May 15, 2003 (date of acquisition).

As a result of the increase in ICC’s ownership of PFI (see Note 10), PFI began to file a consolidated tax return with ICC. In accordance with a tax sharing agreement between the two companies, PFI will be reimbursed for the tax savings generated by ICC from the use of PFI’s losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. This reimbursement is reflected as an offset against amounts the Company owes to ICC.

As of May 15, 2003, the Company recorded deferred tax liabilities of $1,242 relating to its acquisition of Konsyl. The Company recognized $214 of deferred tax benefits relating to the reversal of such liabilities during the year ended January 3, 2004.

Deferred tax assets are comprised of the tax effects of following temporary differences:

                                            January 1, 2005      January 3, 2004
--------------------------------------------------------------------------------
Deferred tax assets - short term:
   Deferred gain                              $   ---              $    14
   Accounts Receivable                            450                  232
     Inventory                                    223                  235
     Passive income                               ---                   39
     Accrued Expenses                             227                  180
--------------------------------------------------------------------------------
Total deferred tax asset - short term             900                  700
Valuation allowance                              (112)                 (87)
--------------------------------------------------------------------------------
Net deferred tax asset - short term               788              $   613
================================================================================

Deferred tax assets- long term:
     State net operating loss carryforward    $ 2,919              $ 3,603
     Federal net operating loss carryforward   10,737               10,795
     Depreciation                                  47                  234
     Capital loss carry forward                   385                  385
     Acquisition fees                              42                   42
     Alternative minimum tax carry forward         10                   10
--------------------------------------------------------------------------------
Total deferred tax assets/(liabilities) -
     long term                                 14,140               15,069
Valuation allowance                           (14,053)             (14,812)
--------------------------------------------------------------------------------
Net deferred tax assets- long term            $    87              $   257
--------------------------------------------------------------------------------
Deferred tax liability-long term              $(1,028)             $(1,028)
--------------------------------------------------------------------------------

As of January 1, 2005 and January 3, 2004 the Company has recorded a valuation allowance principally relating to the value of the net operating loss and capital loss carryforwards which are not realizable through the tax sharing agreements.

As of January 1, 2005 and January 3, 2004 the net deferred tax (liability) of ($153) and ($158) are included in the due to ICC as they will be realizable through the tax-sharing agreement.

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

In May 2002, the Company began a rights offering to all stockholders other than ICC. The offering was made to PFI's stockholders of record as of the close of business on May 7, 2002. The offering was also made to employees who held options on the Company's common stock. Rights holders were entitled to purchase one share of common stock for each right held at a price of $.34 per share. An aggregate of 34,467,741 shares of common stock would have been sold if all rights were exercised. The rights offering expired on December 22, 2002. Rights to acquire a total of 18,175 shares were exercised and shares were issued in February 2003.

In June and November 2003, the Compensation Committee of the Board of Directors granted an aggregate of 280,000 restricted shares to certain members of management and directors. By the terms of these grants, the officers and directors must be employed by the Company or members of the board as of January 1, 2004 in order to receive such compensation. These shares were valued at $181 and are reflected in additional paid in capital. Additionally in 2004, the Compensation Committee granted 100,000 restricted shares to two officers of the Company which the Company valued at $48 and are reflected in additional paid in capital

The Company has two stock plans currently in effect, which are the 1997 Stock Incentive Plan (the "1997 Plan") and the 2004 Stock Option Plan ("2004 Plan"). The 1994 Stock Option Plan (the "1994 Plan") expired by its terms in 2004 although, options previously granted under the 1994 Plan will continue for the life of such options. These plans provide for the issuance of incentive and non-qualified stock options and grants to employees and directors.

The 2004 Plan replaced the 1994 Plan. As of January 1, 2005, 2,390,000 options were outstanding under the 1994 Plan.

The aggregate number of shares of common stock, which may be the subject of options under the 2004 Plan is 5,000,000. The maximum number of shares of common stock, which may be the subject of options granted to any person during any calendar year cannot exceed 300,000. Shares available for grant under the 1997 Plan and the 2004 Plan as of January 1, 2005 were 365,000 and 4,900,000, respectively.

Additionally, the Company has outstanding warrants under plans that are not approved by the shareholders aggregating 1,310,000. The equity compensation plans not approved by shareholders are (a) warrants dated April 1, 1992 to CIT to purchase 100,000 shares of the common stock at a purchase price of $.75 per share and warrants dated March 30, 1993 to CIT to purchase 10,000 shares of the common stock at a purchase price of $.75 per share (the exercise period for both of the CIT warrants were extended to December 31, 2006 on May 15, 2003; such warrants were issued or extended in the context of obtaining financing from CIT) and (b) warrants to purchase 1.2 million shares of common stock of PFI at an exercise price of $.204 per share issued to Frank Buhler as part of the purchase price for the stock of Konsyl in May 2003, which warrants are exercisable until April 15, 2010.

The Company recorded purchase price attributable to the warrants issued to Frank Buhler of $244,000 (Note 4). The Company did not record any expense relating to the extension of the CIT warrants as the options were out of the money and the effect was insignificant.

Options are granted at prices equal to or exceeding the market price of the stock on the date of grant. Options are exercisable one year from date of grant and expire five years from date of grant. The following is a summary of stock options issued, exercised, forfeited or canceled during the period from July 1, 2001 through January 1, 2005:

                                                                Weighted Average
                                                  Shares         Exercise Price
--------------------------------------------------------------------------------
Outstanding July 1, 2001                         1,090,200            $.36
Issued                                             647,000            $.15
Forfeited                                         (132,700)           $.28
--------------------------------------------------------------------------------
Outstanding - June 29, 2002                      1,604,500            $.29
Issued                                           1,490,000            $.13
Expired or cancelled                               (83,500)           $.84
--------------------------------------------------------------------------------
Outstanding - December 28, 2002                  3,011,000            $.20
Issued                                             280,000            $.54
Exercised                                          (20,000)           $.14
Forfeited                                          (72,000)           $.25
Expired or cancelled                              (178,250)           $.25
--------------------------------------------------------------------------------
Outstanding - January 3, 2004                    3,020,750            $.23
--------------------------------------------------------------------------------
Issued                                             100,000            $.52
Exercised                                         (326,750)           $.17
Forfeited                                          (82,000)           $.27
Expired or cancelled                              (222,000)           $.27
--------------------------------------------------------------------------------
Outstanding - January 1, 2005                    2,490,000            $.22
--------------------------------------------------------------------------------
Exercisable  - January 1, 2005                   2,390,000            $.20
--------------------------------------------------------------------------------
Exercisable  - January 3, 2004                   3,020,750            $.23
--------------------------------------------------------------------------------
Exercisable - December 28, 2002                  1,657,000            $.26
================================================================================

The following table summarizes information about stock options outstanding at January 1, 2005:

                        Options Outstanding                            Options Exercisable
-------------------------------------------------------------------------------------------------
                                      Weighted       Weighted                        Weighted
                      Number          Average         Average         Number          Average
    Range of      Outstanding at     Remaining       Exercise     Exercisable at     Exercise
Exercise Prices   January 1, 2005   Life (Years)       Price      January 1, 2005      Price
-------------------------------------------------------------------------------------------------
     $0.27            340,000            6.0            $0.27           340,000        $0.27
      0.24             75,000            0.8             0.24            75,000         0.24
      0.15            446,000            1.8             0.15           446,000         0.15
      0.13            999,000            2.9             0.13           999,000         0.13
      0.16            250,000            2.8             0.16           250,000         0.16
      0.39             10,000            3.4             0.39            10,000         0.39
      0.54             20,000            3.8             0.54            20,000         0.54
      0.54            250,000            3.6             0.54           250,000         0.54
      0.52            100,000            4.6             0.52               ---          ---
-------------------------------------------------------------------------------------------------
                    2,490,000                           $0.22         2,390,000        $0.20
=================================================================================================

The weighted average fair market values of options granted during fiscal year 2004, fiscal 2003, six months ended December 28, 2002 and fiscal year 2002 were $.45, $.53, $.13 and $.15, respectively.

As of January 1, 2005, substantially all outstanding stock options expire at various dates through fiscal year 2009. These options were granted at prices which were at or above quoted market value on the dates granted.

11.     Major Customers, Products and Export Sales

Sales to customers, which were primarily made by the Company’s PFI segment, which represented more than 10% of consolidated gross sales in any one or more of fiscal 2004, fiscal 2003, the six months ended December 28, 2002, and fiscal 2002 were as follows:

                                                          Six Months
                       Year Ended       Year Ended          Ended         Years Ended
Customer            January 1, 2005  January 3, 2004  December 28, 2002  June 29, 2002
--------            ---------------  ---------------  -----------------  -------------

Target                    12%              11%                12%             0%
Dollar General            11%              10%                 9%             8%
Costco                     7%               8%                12%            14%

As of January 1, 2005 and January 3, 2004 the customers mentioned above represented 36% and 37% of net accounts receivable, respectively.

For fiscal year 2004, fiscal year 2003, six months ended December 28, 2002 and fiscal year 2002 of ibuprofen represented 23%, 28%, 28% and 21% of net sales, respectively.

Sales to customers outside the United States were $1,830 and $1,245 for the years ended January 1, 2005, respectively. There were no significant sales outside the United States prior to the acquisition of Konsyl.

The Company has a major concentration of purchases of raw materials from three suppliers and two suppliers of packaging materials.

12.     Goodwill and Intangible Assets

As discussed in Note 4, the Company acquired Konsyl in May 2003. Goodwill and trademarks with indefinite useful lives resulted from such acquisition and are reflected on the Company’s balance sheets as of January 1, 2005 and January 3, 2004.

In addition, included in other assets, is a plant purchase option with gross value of $280 and accumulated amortization of $152 and $58 at January 1, 2005 and January 3, 2004, respectively, which is being amortized over a period of 3 years. Amortization expense for the year ended January 1, 2005 and January 3, 2004 was $94 and $58, respectively. Amortization expense is expected to be approximately $93 per year through 2006.

13.     Supplemental Cash Flow Information

Supplemental disclosures of cash flow information:

                                                               Six Months
                            Year Ended       Year Ended          Ended         Years Ended
                         January 1, 2005  January 3, 2004  December 28, 2002  June 29, 2002
-------------------------------------------------------------------------------------------
Cash paid during the year:
  Interest                    $4,116           $3,440             $1,951          $4,474
  State Tax Payments             $52              $39                $18            $185
-------------------------------------------------------------------------------------------

Supplemental non-cash investing and financing information:

In December 2001, the Company converted $15,000 of indebtedness due to ICC into 44,117,647 shares of the Company’s common stock at a rate of $.34 per share. In January 2002, ICC converted its Series A Cumulative Redeemable Preferred Stock and related dividends into 10,735,294 shares of the Company’s common stock at a rate of $.34 per share.

In December 2001, the Company entered into an equipment financing arrangement for $1,943, whereby certain operating leases were converted to an equipment loan.

In June 2002 the Company borrowed $672 under capital equipment leases to fund the acquisition of new operating equipment. The leases are repayable over the to six years and bear interest at a floating rate (7.28% at January 1, 2005).

In November, 2003 the Company borrowed $994 under capital leases to fund the acquisition of machinery and equipment. Additionally, in July 2003 an aggregate of $595 of debt advanced to us by ICC in connection with the purchase of Konsyl, was repaid from the proceeds of a capital equipment financing of the same amount. Assets were financed were the assets that were purchased in the Konsyl acquisition. The capital lease is payable over the years with monthly payments of $13 and bears interest of 4.07%.

The acquisition of Konsyl (Note 4) was partially financed by a $2,500 note issued to the seller.

In July and August 2004, the Company borrowed $1,039 under capital leases to fund the acquisition of machinery and equipment. The capital leases are payable over five years with monthly payments of $21 and bear interest of 7.8%. (Note 7.)

In June 2004, the Company recorded a debt discount and additional paid in capital of $921 as a result of the beneficial conversion feature related to the extension of its debentures for an additional year. (See Note 7)

14.     Dilutive Securities

As of January 1, 2005 and January 3, 2004, the Company had options and warrants and convertible debentures outstanding that were not considered in diluted loss per share because the effect would be antidilutive as the Company has losses in all periods presented below.

The following summarizes the options and warrants outstanding as of the dates indicated:

                           January 1, 2005      January 3, 2004
                           ---------------      ---------------

Options                       2,490,000            3,020,750
Warrants                      1,310,000            1,310,000
                              ---------            ---------

Total                         3,800,000            4,330,750
                              =========            =========

As of January 3, 2004, the conversion of the Company’s convertible debentures would have resulted in the issuance of 4,412,000 shares. The debentures were repaid on December 30, 2004.

15.     Segment Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by Senior Management in deciding how to allocate resources and in assessing performance. Prior to the Konsyl purchase in May 2003, PFI only had one operating segment. Konsyl differentiated itself from PFI in the fourth quarter of 2004 by segregating its manufacturing operations, launching a branded product, and supporting that launch with a significant marketing expenditure. These actions clearly demonstrated that Konsyl has become an operating segment. Accordingly, fiscal year 2003 amounts reflect these two operating segments. See Note 1 for description of PFI and Konsyl businesses. Transactions between segments are accounted for as if the sales were to a third party.

In addition, all intercompany transactions have been eliminated.

                                                    Years ended
                                     -----------------------------------------
                                     January 1, 2005           January 3, 2004
                                     ---------------           ---------------
Net Sales
          PFI                           $ 62,642                  $ 66,204
          Konsyl                          10,054                     6,297
                                        --------                  --------
Total Net Sales                         $ 72,696                  $ 72,501
                                        --------                  --------

(Loss) Income from Operations
          PFI                           $ (8,226)                 $ (1,187)
          Konsyl                             528                       820
                                        --------                  --------
Total (Loss)                            $ (7,698)                 $   (367)
                                        --------                  --------

Interest Expense
          PFI                           $  3,460                  $  3,461
          Konsyl                             107                        66
                                        --------                  --------
Total Interest Expense                  $  3,567                  $  3,527
                                        --------                  --------

Depreciation Expense
          PFI                           $  2,069                  $  2,444
          Konsyl                             380                       221
                                        --------                  --------
Total Depreciation Expense              $  2,449                  $  2,665
                                        --------                  --------

(Loss) before Income Tax Benefit
          PFI                           $(10,909)                 $ (3,558)
          Konsyl                            (755)                     (144)
                                        --------                  --------
Total (Loss) before Income Tax Benefit  $(11,664)                 $ (3,702)
                                        --------                  --------

Income Tax Benefit
          PFI                           $  3,558                  $  1,779
          Konsyl                             217                        82
                                        --------                  --------
Total Income Tax Benefit                $  3,775                  $  1,861
                                        --------                  --------

Identifiable Assets
          PFI                           $ 30,536                  $ 42,182
          Konsyl                           8,825                     2,797
                                        --------                  --------
Total Consolidated Assets               $ 39,361                  $ 44,979
                                        --------                  --------

On May 15, 2003, the Company acquired the stock of Konsyl Pharmaceuticals, Inc. and therefore segment information is not disclosed for periods prior to acquisition. Intersegment sales aggregated $1,182 and $63 for the years ended January 1, 2005 and January 3, 2004, respectively.

16.     Quarterly Data (Unaudited)

                                                                  Three Months Ended

                                                     April 3,    July 3,    October 2,    January 1,
                                                       2004        2004        2004          2005
                                                       ----        ----        ----          ----

                                                         (In thousands, except per share data)

2004
----

Net sales                                            $18,361     $17,885      $18,188       $18,262

Gross profit                                           2,650       2,376        2,931         1,615

Operating income (loss)                               (1,297)     (1,509)      (1,508)       (3,384)

Net (loss)                                            (1,375)     (1,414)      (1,701)       (3,399)

Net (loss) attributable to common shareholders        (1,375)     (1,414)      (1,701)       (3,399)

(Loss) per common share, basic and diluted             ($.02)      ($.02)       ($.02)        ($.03)

Three Months Ended
                                                    March 29,    June 28,  September 27,  January 3,
                                                       2003        2003        2003          2004
                                                       ----        ----        ----          ----

                                                         (In thousands, except per share data)
2003
----

Net sales                                            $16,214     $17,579      $18,613       $20,095

Gross profit                                           2,269       3,037        3,779         3,903

Operating (loss) Income                                  (79)        (51)         228          (465)

Net (loss)                                              (548)       (367)        (380)         (546)

Net (loss) attributable to common shareholders          (548)       (367)        (380)         (546)

(Loss) per common share, basic and diluted             ($.01)       $.00         $.00         ($.01)

During the fourth quarter, the Company incurred a loss on debt extinguishment of $511. (See Note 7).

Pharmaceutical Formulations, Inc.
and Subsidiaries
Schedule II - Valuation and Qualifying Accounts

                                                   Additions    Deductions
                                      Balance at   charged to   write-offs
Allowance for doubtful accounts      beginning of   costs &    uncollectible  Balance at end
                                        period      expenses     accounts       of period
--------------------------------------------------------------------------------------------
Year ended January 1, 2005                $581       $1,444          $900        $1,125
--------------------------------------------------------------------------------------------
Year ended January 3, 2004                $407         $794          $620          $581
--------------------------------------------------------------------------------------------
Six months ended December 28, 2002        $770         $114          $477          $407
--------------------------------------------------------------------------------------------
Year ended June 29, 2002                  $706         $285          $221          $770
--------------------------------------------------------------------------------------------

Exhibit Index

10.6	Employment agreement between Pharmaceutical Formulations and Brian Bradley, dated July 26, 2004

10.13	Waiver and Amendment to First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. and Pharmaceutical Formulations, Inc., dated August 20, 2004

10.14	Amendment to First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. and Pharmaceutical Formulations, Inc., dated September 20, 2004

10.18	Promissory note to General Electric Credit Corporation dated December 31, 2004 for $3,147,027.37

10.19	Master Security Agreement with General Electric Credit Corporation dated December 28, 2001

10.20	Term Loan and Security Agreement dated as of December 31, 2004 between ICC and the Registrant

10.23	Promissory Note to ICC Industries Inc. dated January 31, 2005 for $310,000

10.28	Agreement with Local 522 affiliated with the International Brotherhood of Teamsters of New Jersey, dated October 29, 2004

10.29	Lease, dated as of this 4th day of Aug. 1989 between 460 Plainfield Avenue Associates, L.P., and Private Formulations, Inc.

10.30	Modification and Extension of Lease between 460 Plainfield Avenue Associates, L.P., and Pharmaceutical Formulations, dated as of November 28, 2003

23.1	Consent of Grant Thornton LLP

23.2	Consent of BDO Seidman LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002