Form 10-K/A
period 2005-01-01
PHARMACEUTICAL FORMULATIONS INC
filed 2005-04-21
CIK 353827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

          (Mark One)

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended January 1, 2005

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-2367644 (IRS Employer Identification No.)

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

           DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

           This Form 10-K/A is filed to amend the Annual Report on Form 10-K of Pharmaceutical Formulations, Inc. (the "Company") for the year ended January 1, 2005 (the "Original Form 10-K") which was filed on April 18, 2005 to correct two errors on the cover: an error in the dating of the Original Form 10-K (which incorrectly referenced the Company’s prior fiscal year-end, January 3, 2004) and an error in the answer regarding fiscal 2004 Securities Exchange Act filings. There are no other changes to the Original Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC. By: /s/ A. Ernest Toth, Jr. Name: A. Ernest Toth, Jr. Title: Vice President and Chief Financial Officer

Dated: April 20, 2005