Form 10-Q
period 2005-04-02
PHARMACEUTICAL FORMULATIONS INC
filed 2005-06-01
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

|x|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:	April 2, 2005

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to ________________

Commission File Number 0-11274

PHARMACEUTICAL FORMULATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware 22-2367J644 (State or other jurisdiction of incorporation or organization)	22-2367644 (IRS Employer Identification No.)

460 Plainfield Avenue, Edison, NJ (Address of principal executive offices)	08818 (Zip code)

(Registrant's telephone number, including area code)	(732) 985-7100

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

The number of shares outstanding of common stock, $.08 par value, as of April 21, 2005 was 86,160,787.

PART I  FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      April 2,
                                                                                                        2005            January 1,
                                          ASSETS                                                     (Unaudited)           2005
                                                                                                    ------------       ------------

CURRENT ASSETS
   Cash                                                                                                   $1,000            $47,000
   Accounts receivable - net of allowances of $1,150,000 and $1,125,000                                8,767,000          9,696,000
   Inventories, net                                                                                   11,989,000         10,962,000
   Prepaid expenses and other current assets                                                             410,000            232,000
                                                                                                    ------------       ------------
              Total current assets                                                                    21,167,000         20,937,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
        of $27,115,000 and $26,555,000                                                                12,907,000         13,347,000
GOODWILL                                                                                               2,978,000          2,978,000
TRADEMARKS                                                                                             1,740,000          1,740,000
OTHER ASSETS                                                                                             314,000            359,000
                                                                                                    ------------       ------------

                                                                                                     $39,106,000        $39,361,000
                                                                                                    ============       ============

                                          LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
   Current portion of long-term debt                                                                  $2,090,000         $1,995,000
   Current portion of capital lease obligations                                                          676,000            613,000
   Due to ICC Industries Inc.                                                                         14,718,000         14,931,000
   Accounts payable                                                                                   10,165,000          8,321,000
   Accrued expenses                                                                                    2,810,000          2,379,000
                                                                                                    ------------       ------------

              Total current liabilities                                                               30,459,000         28,239,000
                                                                                                    ------------       ------------

LONG-TERM DEBT DUE ICC INDUSTRIES INC                                                                 20,774,000         18,604,000
                                                                                                    ------------       ------------

LONG-TERM DEBT, OTHER                                                                                 14,374,000         16,161,000
                                                                                                    ------------       ------------

LONG-TERM CAPITAL LEASE OBLIGATIONS                                                                    2,033,000          1,927,000
                                                                                                    ------------       ------------

STOCKHOLDERS' (DEFICIENCY)
   Common stock, par value $.08 per share; 200,000,000 shares authorized;
      86,160,787 shares issued and outstanding as of April 2, 2005 and January
      1, 2005                                                                                          6,893,000          6,893,000
   Capital in excess of par value                                                                     53,195,000         53,195,000
   Accumulated deficit
                                                                                                     (88,622,000)       (85,658,000)
                                                                                                    ------------       ------------
              Total stockholders' (deficiency)                                                       (28,534,000)       (25,570,000)
                                                                                                    ------------       ------------
                                                                                                     $39,106,000        $39,361,000
                                                                                                    ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

                                                                                                           Three Months Ended
                                                                                                    -------------------------------
                                                                                                      April 2,           April 3,
                                                                                                        2005               2004
                                                                                                    -------------      ------------
REVENUES
  Gross sales                                                                                        $16,248,000        $18,904,000
  Less: Sales discounts and allowances                                                                   636,000            543,000
                                                                                                    -------------      ------------
         NET SALES                                                                                    15,612,000         18,361,000
                                                                                                    -------------      ------------

COST AND EXPENSES
  Cost of goods sold                                                                                  14,294,000         15,711,000
  Selling, general and administrative                                                                  5,068,000          3,961,000
  Research and development                                                                                60,000             71,000
                                                                                                    -------------      ------------
                                                                                                      19,422,000         19,743,000
                                                                                                    -------------      ------------

LOSS FROM OPERATIONS                                                                                  (3,810,000)        (1,382,000)
                                                                                                    -------------      ------------

INTEREST EXPENSE                                                                                        (776,000)          (741,000)
                                                                                                    -------------      ------------

LOSS BEFORE INCOME TAX BENEFIT                                                                        (4,586,000)        (2,123,000)

INCOME TAX BENEFIT                                                                                     1,622,000            748,000
                                                                                                    -------------      ------------

NET LOSS                                                                                             $(2,964,000)       $(1,375,000)
                                                                                                    =============      ============

LOSS PER SHARE - BASIC AND DILUTED                                                                        $(0.03)            $(0.02)
                                                                                                    =============      ============

BASIC AND DILUTED AVERAGE COMMON SHARES
   OUTSTANDING                                                                                        86,161,000         85,756,000
                                                                                                    =============      ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

                                                                                                           Three Months Ended
                                                                                                    -------------------------------
                                                                                                      April 2,           April 3,
                                                                                                        2005               2004
                                                                                                    -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                                                                           $(2,964,000)       $(1,375,000)
  Adjustments to reconcile net loss to net cash (used in) provided by  operating activities:
      Depreciation and amortization
                                                                                                         566,000            546,000
      Amortization of bond discount and deferred financing costs                                          20,000             40,000
      Amortization of deferred gain on sale/leaseback                                                         --            (13,000)
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                                                                 929,000             31,000
         (Increase) decrease in inventories
                                                                                                      (1,027,000)           426,000
         Decrease (increase) in prepaid expenses and other assets                                       (159,000)           331,000
         Increase (decrease) in due to ICC Industries Inc.                                              (213,000)           500,000
         Increase (decrease) in accounts payable and accrued expenses                                  2,276,000            740,000
                                                                                                    ------------       ------------

                 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                    (572,000)         1,226,000
                                                                                                    ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property, plant and equipment                                                            (121,000)          (603,000)
                                                                                                    ------------       ------------

                NET CASH USED IN INVESTING ACTIVITIES                                                   (121,000)          (603,000)
                                                                                                    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to ICC Industries Inc.                                                               2,170,000            700,000
   Proceeds from equipment financing                                                                     329,000                 --
   (Repayments) of capital lease obligations                                                            (160,000)          (650,000)
   (Repayments) of long-term debt
                                                                                                      (1,692,000)          (412,000)
                                                                                                    ------------       ------------

                NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                      647,000           (362,000)
                                                                                                    ------------       ------------

NET (DECREASE) INCREASE IN CASH                                                                          (46,000)           261,000
CASH, BEGINNING OF PERIOD
                                                                                                          47,000            363,000
                                                                                                    ------------       ------------

CASH, END OF PERIOD                                                                                       $1,000           $624,000
                                                                                                    ============       ============
SUPPLEMENTAL DISCLOSURE OF INTEREST AND TAXES PAID:
Interest Paid                                                                                           $503,000           $736,000
                                                                                                    ============       ============
Income Taxes Paid                                                                                         $1,000             $1,000
                                                                                                    ============       ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company’s financial position as of April 2, 2005 and its results of operations and cash flows for the three month periods ended April 2, 2005 and April 3, 2004.

The accounting policies followed by the Company are set forth in Note 3 of the Company’s consolidated financial statements as contained in the Form 10-K for the year ended January 1, 2005 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended January 1, 2005.

The results of operations for the three months ended April 2, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2005 or any other interim period.

The accompanying condensed consolidated financial statements include the accounts of Pharmaceutical Formulations, Inc. (PFI) and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

The Company is majority owned by ICC Industries Inc. (see Note 5).

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

Stock-Based Compensation

As permitted by SFAS No. 123, "Accounting for Stock- Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation expense for stock options issued to employees is based on the difference on the date of grant between the fair value of the Company’s stock and the exercise price of the option. No stock-based employee compensation cost is reflected in the net loss for the periods presented, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant.

Had compensation cost for the Company’s option plans been determined using the fair value method at the grant dates, the effect on the Company’s net loss and loss per share for the three-month periods ended April 2, 2005 and April 3, 2004 would have been as follows:

                                                                           Three Months Ended
                                                                     -------------------------------
                                                                       April 2,           April 3,
                                                                         2005               2004
                                                                     -------------      ------------

                   Net loss as reported                              $(2,964,000)       $(1,375,000)

                   Deduct:  Total stock-based
                     employee compensation
                     determined under fair value
                     method for all awards, net of
                     related tax effects                                   7,250              22,00
                                                                    ------------       ------------

                   Proforma net loss                                 $(2,971,250)       $(1,397,000)
                     Basic and diluted loss per share
                     As reported                                           $(.03)            $(0.02)
                     Proforma                                              $(.03)            $(0.02)

The weighted average assumptions used for the periods presented are as follows:

                                                                        Three Months Ended
                                                                     -------------------------------
                                                                        April 2,           April 3,
                                                                          2005               2004
                                                                     -------------      ------------

                   Risk-free interest rate                                   4.3%              3.24%
                   Expected dividend yield                                    --                 --
                   Expected lives                                         5 years            5 years
                   Expected volatility                                       126%               140%
New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. The SEC amended the effective dates for this pronouncement for public companies by issuing Release 33-8568. This statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The Company does not believe that adoption of this statement will have a material impact on the Company’s financial position or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement 151, Inventory Costs, ("SFAS 151") an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company has not completed its evaluation of the impact of SFAS 151 and therefore cannot determine the effect that adoption of this statement will have on its financial position and results of operations.

Note 2	Financial Results and Liquidity

As of April 2, 2005, the Company has negative working capital of $9,292,000, an accumulated deficit of $88,622,000 and a stockholders’ deficit of $28,534,000. In addition, the Company had a net loss of $2,964,000 for the three months ended April 2, 2005. In view of these matters, realization of a major portion of the Company’s assets is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities. Management plans are outlined below.

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

We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support from ICC Industries Inc., our parent company, will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through March 31, 2006. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2006. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital. Additionally, ICC has guaranteed up to $2 million of our debt with our major lender.

With the Company’s less than satisfactory performance in fiscal 2004 (and the first quarter of fiscal 2005) and the current deterioration of its business, the level of this support has increased. While ICC has committed to fund the Company’s operations through March 31, 2006, as noted above, ICC has requested that the Company consider alternatives to reduce its dependence on ICC for financial support. The board of directors of PFI is considering the options available to the Company. On April 20, 2005 a Special Committee of the Board was appointed consisting of three independent directors to consider various alternatives, including the possible sale of the Company or its assets.

See Note 6 for discussion of defaults under the Company’s credit agreements with its primary lender and with ICC and the waivers obtained by the Company. Additionally, see Note 6 for a discussion of modifications of the Company’s debt agreements and other borrowings.

Note 3	Contingencies

Litigation

(a)	Fiorito vs. PFI

In March 2002, action was brought against the Company in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective products. The Company’s insurer is defending the case at the insurer’s cost. At this point in time, there is no reasonable basis for an estimate of the potential liability of the Company, if any.

(b)	Case relating to Max Tesler

In May 1998, the Company brought an action in Middlesex County Superior Court, NJ against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action has been sent to binding arbitration, which is expected to commence during the summer or fall of 2005.

(c)	Other

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

Note 4	Inventories

Inventories consist of the following:

                                             April 2, 2005            January 1, 2005
                                             -------------            ---------------

               Raw materials                 $   4,020,000            $     4,323,000
               Work in progress                    935,000                    982,000
               Finished goods                    7,034,000                  5,657,000
                                             -------------            ---------------
                                             $  11,989,000            $    10,962,000
                                             =============            ===============
Note 5	Related Party Transactions

As of April 2, 2005, ICC owned a total of 74,488,835 shares of our common stock, representing approximately 86.5% of the total number of shares outstanding on that date. The following additional transactions with ICC and its subsidiaries are reflected in the consolidated financial statements as of April 2, 2005 and April 3, 2004 or for the three months ended April 2, 2005 and April 3, 2004:

                                                        Three Months Ended
                                                -----------------------------------
                                                April 2, 2005         April 3, 2004
                                                --------------     ----------------

               Inventory purchases                 $ 840,000           $1,865,000
               Interest charges                      453,000              276,000

                                                              As of
                                                -----------------------------------
                                                April 2, 2005       January 1, 2005
                                                -------------       ---------------

               Accounts payable                  $14,718,000          $ 14,931,000
               Note payable                       20,774,000            18,604,000

               (1) Includes current portion of note payable to ICC

               (2) Includes long-term portion of note only
Note 6	Debt

CIT Debt

The Company has a revolving credit facility with CIT, which is secured by accounts receivable and inventory, which expires on December 31, 2006.

On August 20, 2004 the Company obtained a waiver and amendment to such credit agreement. The amendment to the agreement set, effective April 26, 2004, new financial covenants beginning with July 31, 2004 for minimum tangible net worth and minimum fixed charge coverage ratio, each calculated on a rolling three-month basis and additional financial covenants for maximum accounts payable (other than to CIT or ICC) and minimum borrowing availability as of each month end beginning July 31, 2004. The parties further amended the agreement to include an EBITDA covenant as of September 20, 2004.

On February 15, 2005 the Company obtained an amendment to the agreement setting forth revised definitions of the Borrowing Base and Eligible Accounts Receivable for Konsyl. The revised Borrowing Base includes increased advance rates for eligible inventory and the Eligible Accounts Receivable was revised to include foreign sales.

As of January 1, 2005, January 29, 2005, February 26, 2005 and April 2, 2005, the Company was in violation of certain financial covenants (specifically the minimum tangible net worth, EBITDA, and the maximum accounts payable covenants) and other provisions within its agreement with CIT as amended. The Company has obtained a waiver dated April 15, 2005 from CIT waiving such identified events of default under the financing agreement through April 2, 2005. As a condition of this waiver, the Company has delivered consolidated financial statements to CIT by April 20, 2005. The Company paid CIT fees of approximately $15,000 related to this waiver. Additionally, as a condition of the waiver, the Company agreed to provide revised monthly financial projections to CIT, on or prior to May 31, 2005, and the failure to deliver such projections would constitute an event of default under the agreement. The Company has delivered said projections. The Company also agreed to deliver monthly financial reports to CIT as required under the agreement on a timely basis beginning with the month of April 2005. On April 15, 2005, ICC signed this waiver reaffirming its guarantee of the Company’s debt with CIT up to $2 million. CIT waives only the specific events of default noted in the waiver and does not waive any other existing events of default or future events of default. The Company does not believe that there are any other events of default under the agreement.

The Company has a requirement to maintain a lockbox with the bank; however, there are no subjective acceleration clauses in the credit agreement.

Notes Payable to ICC

Effective December 31, 2004, the Company further modified its term loan and security agreement with ICC to extend the final due date for the loan from January 31, 2005 to January 31, 2006. The loan principal under this agreement was $22,654,000 as of January 1, 2005. Principal payments were due commencing in January 2005 at $300,000 per month and in increasing amounts thereafter of $325,000, $350,000 or $375,000 per month with a final payment of $18,604,000 due in January 2006. Interest was payable monthly at 1% above the prime rate (6.75% at January 1, 2005). The Company did not make the principal payments due commencing in January 2005.

Effective March 31, 2005 the Company further modified its term loan and security agreement with ICC to extend the final due date for the loan from January 31, 2006 to April 30, 2006. The loan principal under this agreement was $24,824,000 as of March 31, 2005. Principal payments are now due commencing in April 2005 at $300,000 per month and in increasing amounts thereafter of $325,000, $350,000 or $375,000 per month with a final payment of $20,774,000 due in April 2006. Interest is payable monthly at 1% above the prime rate (6.75% at March 31, 2005). The Company did not make the principal payments due commencing in April 2005.

The loan, as amended, is secured by a secondary security interest in all of our assets. Additionally, the agreement with ICC contains certain negative covenants, including a cross-default provision regarding default in payment of principal of or interest on any other indebtedness for borrowed money owed by PFI or default in the performance of observance of the terms of any instrument pursuant to which such indebtedness was created or secured, the effect of which default is to cause or permit any holder of any such indebtedness to cause the same to become due prior to its stated maturity (and whether or not such default is waived by the holder thereof). On April 11, 2005 the Company obtained a waiver of current defaults.

Note 7	Major Customers and Products and Export Sales

Sales to customers which represented more than 10% of consolidated gross sales in the three months ended April 2, 2005 and April 3, 2004, as a percentage of gross sales, were as follows:

                                              Three Months Ended
                                        April 2, 2005       April 3, 2004
                                        ------------------------------------
                     Customer
                     --------

                    Dollar General              13%                 12%

                    Target                      14%                 10%
As of April 2, 2005 and January 1, 2005, the two customers mentioned above collectively represented 34% and 34% of net accounts receivable, respectively.

Sales of ibuprofen represented 23% of net sales for the quarter ended April 2, 2005 and 28% of net sales for the quarter ended April 3, 2004.

Sales to customers outside the United States were $404,000 and $234,000 for the three months ended April 2, 2005 and the three months ended April 3, 2004.

Note 8	Dilutive Securities

As of April 2, 2005 and April 3, 2004, the Company had options and warrants outstanding that were not considered in diluted loss per share because the effect would be antidilutive as the Company has losses in all periods presented.

The following summarizes the options and warrants outstanding as of the dates indicated:

                                       April 2, 2005            April 3,2004
                                     -----------------        ----------------

               Options                   2,214,000               3,136,750
               Warrants                  1,310,000               1,310,000
                                         ---------               ---------

               Total                     3,524,000               4,446,750
                                         =========               =========
As of April 3, 2004, the Company had convertible debentures outstanding that were not considered in diluted loss per share because the effect would be antidilutive. As of April 3, 2004 the conversion of the Company’s convertible debentures would have resulted in the issuance of 4,513,000 shares. These debentures were redeemed in December 2004.

Note 9	Stock Option Plan

During the three months ended April 2, 2005, no options were granted under the 2004 Plan and no options were exercised.

Note 10	Segment Information

The operating segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated regularly by Senior Management in deciding how to allocate resources and in assessing performance. Prior to the Konsyl purchase in May 2003, PFI only had one operating segment. Konsyl differentiated itself from PFI in the fourth quarter of 2004 by segregating its manufacturing operations, launching a branded product, and supporting that launch with a significant marketing expenditure. These actions clearly demonstrated that Konsyl has become an operating segment. In addition, all intercompany transactions have been eliminated.

                   Dollars in thousands                 Three months ended
                                               -------------------------------------
                                               April 2, 2005           April 3, 2004
                                               -------------           -------------
                    Net Sales
                      PFI                         $ 13,295                $ 15,862
                      Konsyl                         2,317                   2,499
                                                  --------                --------
                    Total Net Sales               $ 15,612                $ 18,361
                                                  --------                --------

                    (Loss) Income from Operations
                      PFI                         $ (3,579)               $ (1,609)
                      Konsyl                          (231)                    227
                                                  --------                --------
                    Total (Loss) from Operations  $ (3,810)              $  (1,382)
                                                  --------                ---------

                    Interest Expense
                      PFI                         $    745                $    718
                      Konsyl                            31                      23
                                                  --------                --------
                    Total Interest Expense        $    776                $    741
                                                  --------                --------

                    Depreciation Expense
                      PFI                         $    401                $    404
                      Konsyl                           165                     142
                                                  --------                --------
                    Total Depreciation Expense    $    566                $    546
                                                  --------                --------

                    (Loss) before Income Tax Benefit
                      PFI                         $ (4,075)               $ (2,076)
                      Konsyl                          (511)                    (47)
                                                  --------                --------
                    Total (Loss) before Income    $ (4,586)               $ (2,123)
                      Tax Benefit                 --------                --------

                    Income Tax Benefit
                      PFI                         $  1,441                $    726
                      Konsyl                           181                      22
                                                  --------                --------
                    Total Income Tax Benefit      $  1,622                $    748
                                                  --------                --------

                                                   As of                   As of
                                               April 2, 2005          January 1, 2005
                                               -------------          ---------------

                    Identifiable Assets
                      PFI                         $ 29,516                $ 30,536
                      Konsyl                         9,590                   8,825
                                                  --------                --------
                    Total Identifiable Assets     $ 39,106                $ 39,361
                                                  --------                --------
Intersegment sales were $166,000 and $-0- for the three months ended April 2, 2005 and April 3, 2004, respectively

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

References to " the Company" include both PFI and Konsyl whereas references to "PFI" mean the operations of PFI only excluding the Konsyl operations.

Gross Sales

The Company’s gross sales for the three months ended April 2, 2005 were $16,248,000 as compared to $18,904,000 in the comparable period in the prior year, a decrease of $2,656,000 or 14.1%. This decrease in gross sales was primarily due to the loss of bulk manufacturing customers and lower contract manufacturing orders at PFI. Konsyl’s gross sales were $2,443,000 in the current three-month period as compared to $2,568,000 in the prior period. Gross sales for PFI for the three months ended April 2, 2005 were $13,805,000 as compared to $16,336,000 in the comparable period in the prior year, a decrease of $2,514,000 or 15.4%.

Net Sales

The Company’s net sales for the three months ended April 2, 2005 were $15,612,000 as compared to $18,361,000 in the comparable period in the prior fiscal year, a decrease of $2,749,000 or 15%. This decrease in net sales was due to the loss of bulk manufacturing customers and lower contract manufacturing orders at PFI. Konsyl’s net sales were $2,317,000 in the current three-month period as compared to $2,499,000 in the prior period. Net sales for PFI for the three months ended April 2, 2005 were $13,295,000 as compared to $15,862,000 in the comparable period in the prior year, a decrease of $2,567,000 or 16.2%.

Discounts and Allowances

The Company’s sales discounts and allowances as a percentage of gross sales in the three months ended April 2, 2005 was 3.9% as compared to 2.9% in the comparable period in the prior year. Konsyl’s sales discounts and allowances as a percentage of gross sales was 5.0 % in the three months ended April 2, 2005 as compared to 2.7% in the prior period due to increased promotional activity. PFI’s sales discounts and allowances as a percentage of gross sales for the three months ended April 2, 2005 was 3.7% as compared to 2.9% in the prior period. The Company’s dollar increase, year to year, was $93,000 resulting from increased allowances given to customers as part of promotional programs.

Cost of Sales

The Company’s cost of sales as a percentage of net sales was 91.6% for the three months ended April 2, 2005 as compared to 85.6% in the prior year period. Konsyl’s cost of sales as a percentage of net sales was 54.9% for the current three-month period as compared to 50.8% in the prior period due to unfavorable product mix. PFI’s cost of sales as a percentage of net sales was 98.0% for the current three-month period as compared to 91.0% in the prior period. PFI’s cost of sales increased due to decreased production for certain contract manufacturing and a shift in product mix in both the Private Label and Contract Manufacturing businesses to lower margin products.

Selling, General and Administrative

The Company’s selling, general and administrative expenses were $5,068,000 or 32.5% of net sales for the three months ended April 2, 2005 as compared to $3,961,000 or 21.6% of net sales in the prior year period, an increase of $1,107,000 or 27.9%. Konsyl’s selling, general and administrative expenses were $1,276,000 or 55.1% of net sales for the three months ended April 2, 2005 as compared to $878,000 or 35.1% of net sales in the prior period. This increase was due to Konsyl’s higher advertising and promotional expenses for new and existing products. PFI’s selling, general and administrative expenses were $3,742,000 or 28.1% of net sales for the three months ended April 2, 2005 as compared to $2,025,000 or 12.8% of net sales in the prior period. PFI’s increase in selling, general and administrative expenses for the three months period was primarily due to increases in legal fees related to litigation ($167,000), increases in rent due to the expiration of the capital lease on the Company’s building in Edison, New Jersey in August 2004 and the replacement with an operating lease ($441,000), and increases in freight expenses due to higher fuel surcharges and expediting costs ($290,000).

Interest Expense

Interest expense was $776,000 for the three months ended April 2, 2005 as compared to $741,000 for the prior year period. The increase in interest expense in the three month period was primarily attributable to an increase in amounts due to ICC due both to increased principal amount of borrowings and increases in the prime rate on which these loans are based.

Taxes

We file a consolidated tax return with ICC Industries Inc., our majority shareholder. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the federal tax savings generated from ICC’s use of our losses. In addition, the agreement provides for an allocation of the group’s tax liability, based upon the ratio that each member’s contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a federal tax benefit of $1,622,000 for the three months ended April 2, 2005 and a federal tax benefit of $748,000 for the three months ended April 3, 2004.

Loss

The Company reported a net loss of $2,964,000 or $.03 per share for the three months ended April 2, 2005 as compared to a net loss of $1,375,000 or $.02 per share in the prior year period.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. The SEC amended the effective dates for this pronouncement for public companies by issuing Release 33-8568. This statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005. We do not believe that adoption of this statement will have a material impact on our financial position or results of operations.

In November 2004, the Financial Accounting Standards Board issued Statement 151, Inventory Costs, ("SFAS 151") an amendment of ARB no. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by Statement 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We have not completed our evaluation of the impact of SFAS 151 and therefore cannot determine the effect that adoption of this statement will have on our financial position and results of operations.

Critical Accounting Estimates

Our critical estimates are discussed in our Form 10-K for the year ended January 1, 2005. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, our management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We believe that the critical accounting policies discussed in our Form 10-K affect our more significant estimates used in the preparation of financial statements. Management has discussed the development and selection of the critical accounting estimates with the audit committee of our Board of Directors, and the audit committee has reviewed our disclosures in the 10-K relating to these estimates. There have been no changes during the quarter in our identification of critical accounting policies and estimates.

Commitments:

As of April 2, 2005, our commitments are as follows:

                             Operating
                               Lease       Capital Lease     Long-Term
          Fiscal year:      Obligations    Obligations(1)      Debt(2)       Total
          ----------------------------------------------------------------------------
          2005              $ 1,502,000     $   611,000      $ 5,901,000   $ 8,014,000
          2006                1,964,000         797,000       33,717,000    36,478,000
          2007                1,964,000         717,000        1,864,000     4,545,000
          2008                1,856,000         551,000           96,000     2,503,000
          2009                1,764,000         358,000                -     2,122,000
          Thereafter         17,052,000           7,000                -    17,059,000
          ----------------------------------------------------------------------------
          Total Payments    $26,102,000     $ 3,041,000      $41,578,000   $70,721,000
          ============================================================================

          1 Amounts include principal payments of $2,709,000 and interest payments of $332,000.

          2 Includes note payable amounts due to ICC Industries Inc. of $25,114,000.

LIQUIDITY AND CAPITAL RESOURCES

As of April 2, 2005, we had negative working capital of $9,292,000, an accumulated deficit of $88,622,000 and a stockholders’ deficit of $28,534,000. In addition, we had a net loss of $2,964,000 for the three months ended April 2, 2005. In view of these matters, realization of a major portion of our assets is dependent upon our ability to meet its financing requirements and the success of our future operations.

We continue to address customer relationship issues and are continuing the process of rebuilding our sales base and to pursue our plan to increase revenues and improve operational efficiencies to restore profitability. To carry out these plans, we have set forth certain initiatives, objectives and actions detailed in Note 2 to the Notes to the Condensed Consolidated Financial Statements.

We are relying on the financial support of ICC, our majority stockholder, to fund operations, working capital, capital spending and debt service. We believe that cash flow from operations, our revolving credit facility and equipment and term loan financing, plus continued financial support form ICC will be sufficient to fund our currently anticipated operations, working capital, capital spending and debt service through March 31, 2006. While no assurance can be given that cash flow will be sufficient to fund operations, ICC has committed to provide us with the necessary financing to continue our operations through March 31, 2006. ICC has supported us in the past by providing loans, replacing loans from our asset-based lenders and providing us with working capital. With our less than satisfactory performance in fiscal 2004 (and the first quarter of fiscal 2005) and the current deterioration of our business, this level of support has increased. ICC has requested that we consider alternatives to reduce its dependence on ICC for financial support and a special committee of the Board was appointed to consider various alternatives including the possible sale of the Company or our assets.

See Note 6 to the Notes to the Condensed Consolidated Financial Statements for a discussion of defaults under our credit agreements with our primary lender and with ICC and the waivers obtained by us. Additionally, see Note 6 for a discussion of modifications of our debt agreements and other borrowings.

Cash decreased by $46,000 during the three months ended April 2, 2005.

Total cash used in operating activities was $572,000 for the three months ended April 2, 2005. This was attributable to a net loss of $2,964,000, an increase in prepaid expenses and other assets of $159,000, an increase in inventories of $1,027,000 and a decrease in due to ICC of $213,000 partially offset by non-cash charges of $586,000 for depreciation and amortization, an increase in accounts payable and accrued expenses of $2,276,000 and a decrease in accounts receivable of $929,000.

Net cash used in investing activities for the nine months ended April 2, 2005 was $121,000, attributable to expenditures for capital equipment.

Net cash provided by financing activities for the three months ended April 2, 2005 was $647,000 due to equipment financing of $329,000 and an increase in due to ICC of $2,170,000 partially offset by repayments of long term debt of $1,692,000 and capital lease obligations of $160,000.

We intend to spend up to an estimated $1,000,000 for capital improvements during the fiscal year ending December 31, 2005 to increase manufacturing capacity and reduce manufacturing costs. We anticipate that these capital expenditures will be funded through equipment lease financing and working capital. While we have in the past had no difficulty in obtaining such financing, there can be no assurance that we will obtain the financing in the future.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company’s annual interest expenditures by approximately $384,000, based on current levels of borrowing and related base interest rates.

ITEM 4	CONTROLS AND PROCEDURES

We have carried out an evaluation under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 2, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is assembled and reported to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Our independent registered public accounting firm, Grant Thornton LLP, has advised management and the audit committee of our board of directors of two matters that it considered to be material weaknesses in our internal controls, as that term is defined under standards established by the Public Company Accounting Oversight Board (United States): (i) the lack of adequate preparation of account reconciliations and analysis necessary to accurately prepare annual financial statements and (ii) the lack of sufficient qualified personnel in the accounting department.

We considered these matters in connection with the quarter-end closing process and the preparation of the consolidated financial statements for the quarter ended April 2, 2005 included in this Form 10-Q and believe that the concerns identified by our auditors have not impaired or prevented our ability to report accurately our financial condition and results of operations for the periods covered by this report. Management is actively working to assess and correct the conditions reported by our auditors and we plan to implement certain enhancements to our disclosure controls and our internal controls over financial reporting in 2005 which we believe should address the issues identified by Grant Thornton.

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

PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

See Note 3 to Notes to Condensed Consolidated Financial Statements.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5	OTHER INFORMATION

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

ITEM 6	EXHIBITS

10.1	Waiver between the CIT Group/Business Credit, Inc., Pharmaceutical Formulation, Inc. and Konsyl Pharmaceuticals, Inc. dated April 15, 2005 amending and waiver of certain terms of the First Amended and Restated Financing Agreement between the CIT Group/Business Credit, Inc. successor by merger to the CIT/Credit Finace, Inc. and assignee of Fidelcor Business Credit Corporation (as Lender) and Pharmaceutical Formulations, Inc. (successor by merger to Private Formulations, Inc. f/k/a PharmaControl Corp) and Konsyl Pharmaceuticals, Inc., jointly and severally (collectively as Borrower) dated as of May 15, 2003.

10.2	Term Loan and Security Agreement dated as of March 31, 2005 between ICC and the Registrant.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMACEUTICAL FORMULATIONS, INC.
(REGISTRANT)

Date: June 1, 2005	By: /s/ James Ingram James Ingram Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 1, 2005	By: /s/ A. Ernest Toth, Jr. A. Ernest Toth, Jr. Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

10.1	Waiver between The CIT Group/Business Credit, Inc., Pharmaceutical Formulations, Inc. and Konsyl Pharmaceuticals, Inc. dated April 15, 2005 amending and waiver of certain terms of the First Amended and Restated Financing Agreement between The CIT Group/Business Credit, Inc. successor by merger to The CIT Group/Credit Finance, Inc. and assignee of Fidelcor Business Credit Corporation (as Lender) and Pharmaceutical Formulations, Inc. (successor by merger to Private Formulations, Inc. f/k/a PharmaControl Corp.) and Konsyl Pharmaceuticals, Inc., jointly and severally (collectively as Borrower) dated as of May 15, 2003.

10.2	Term Loan and Security Agreement dated as of March 31, 2005 between ICC and the Registrant.

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.