Form 10-Q
period 2005-07-02
PHARMACEUTICAL FORMULATIONS INC
filed 2006-02-23
CIK 353827

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended:                   July 2, 2005
                                                              ------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to
      ________________

            Commission File Number 0-11274
                                   -------

          14605 INCORPORATED (f/k/a Pharmaceutical Formulations, Inc.)
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                              22-2367644
--------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              Identification No.)

197 Route 18 South, Suite 3000, East Brunswick, NJ                         08816
--------------------------------------------------                         -----
(Address of principal executive offices)                              (Zip code)

(Registrant's telephone number, including area code)              (732) 214-2658
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

|_| Yes |X| No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2|_| Yes |X| No

The number of shares outstanding of common stock, $.08 par value, as of February 16, 2006, was 86,160,787.

                       14605 INCORPORATED AND SUBSIDIARIES

                          PART I FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                    July 2, 2005        January 1,
                                          ASSETS                                                     (Unaudited)           2005
                                                                                                    ------------       ------------
CURRENT ASSETS
   Cash                                                                                             $     12,000       $     47,000
   Accounts receivable - net of allowances of $761,000 and $239,000                                    1,468,000          1,301,000
   Inventories, net                                                                                    1,347,000          1,470,000
   Prepaid expenses and other current assets                                                             562,000            232,000
   Assets held for sale                                                                               29,712,000         29,928,000
                                                                                                    ------------       ------------
              Total current assets                                                                    33,101,000         32,978,000
PROPERTY, PLANT AND EQUIPMENT
   Net of accumulated depreciation and amortization
        of $838,000 and $627,000                                                                       1,023,000          1,306,000
GOODWILL                                                                                               2,978,000          2,978,000
TRADEMARKS                                                                                             1,740,000          1,740,000
OTHER ASSETS                                                                                             140,000            359,000
                                                                                                    ------------       ------------
                                                                                                    $ 38,982,000       $ 39,361,000
                                                                                                    ============       ============

                                          LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
CURRENT LIABILITIES
   Current portion of long-term debt                                                                $ 17,175,000       $  1,995,000
   Current portion of capital lease obligations                                                        2,370,000            613,000
   Due to ICC Industries Inc.                                                                         38,299,000         14,931,000
   Accounts payable                                                                                    4,504,000          3,782,000
   Accrued expenses                                                                                    2,598,000          2,379,000
   Liabilities held for sale                                                                           4,539,000          4,539,000
                                                                                                    ------------       ------------
              Total current liabilities                                                               69,485,000         28,239,000
LONG-TERM DEBT DUE ICC INDUSTRIES INC                                                                         --         18,604,000
                                                                                                    ------------       ------------
LONG-TERM DEBT, OTHER                                                                                  1,250,000         16,161,000
                                                                                                    ------------       ------------
LONG-TERM CAPITAL LEASE OBLIGATIONS                                                                      173,000          1,927,000
                                                                                                    ------------       ------------
STOCKHOLDERS' (DEFICIENCY)
   Common stock, par value $.08 per share; 200,000,000 shares authorized;
      86,160,787 shares issued and outstanding as of July 2, 2005 and January
      1, 2005                                                                                          6,893,000          6,893,000
   Capital in excess of par value                                                                     53,190,000         53,195,000
   Accumulated deficit                                                                               (92,009,000)       (85,658,000)
                                                                                                    ------------       ------------
              Total stockholders' (deficiency)                                                       (31,926,000)       (25,570,000)
                                                                                                    ------------       ------------
                                                                                                    $ 38,982,000       $ 39,361,000
                                                                                                    ============       ============

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                       14605 INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                   Six Months Ended                         Three Months Ended
                                                           --------------------------------        --------------------------------
                                                              July 2,             July 3,             July 2,             July 3,
                                                               2005                2004                2005                2004
                                                           ------------        ------------        ------------        ------------
REVENUES
  Gross sales                                              $  5,015,000        $  5,480,000        $  2,572,000        $  2,912,000
                                                           ------------        ------------        ------------        ------------
  Less: Sales discounts, returns and allowances                 734,000             202,000             608,000             133,000
                                                           ------------        ------------        ------------        ------------
         NET SALES                                            4,281,000           5,278,000           1,964,000           2,779,000
                                                           ------------        ------------        ------------        ------------

COST AND EXPENSES
  Cost of goods sold                                          2,666,000           2,734,000           1,394,000           1,463,000
  Selling, general and administrative                         2,379,000           2,030,000           1,103,000           1,029,000
                                                           ------------        ------------        ------------        ------------
                                                              5,045,000           4,764,000           2,497,000           2,492,000
                                                           ------------        ------------        ------------        ------------

         (LOSS) INCOME FROM OPERATIONS                         (764,000)            514,000            (533,000)            287,000
                                                           ------------        ------------        ------------        ------------

OTHER (EXPENSE)
  Interest expense                                           (1,063,000)           (617,000)           (582,000)           (318,000)
  Other                                                              --            (131,000)                 --            (129,000)
                                                           ------------        ------------        ------------        ------------
                                                             (1,063,000)           (748,000)           (582,000)           (447,000)
                                                           ------------        ------------        ------------        ------------

         LOSS BEFORE INCOME TAX BENEFIT                      (1,827,000)           (234,000)         (1,115,000)           (160,000)
INCOME TAX BENEFIT                                              661,000              88,000             400,000              49,000
                                                           ------------        ------------        ------------        ------------

NET LOSS FROM CONTINUING OPERATIONS                          (1,166,000)           (146,000)           (715,000)           (111,000)
                                                           ------------        ------------        ------------        ------------

LOSS OF DISCONTINUED OPERATIONS, NET OF TAX
   EFFECT                                                    (5,185,000)         (2,643,000)         (2,672,000)         (1,303,000)
                                                           ============        ============        ============        ============

NET LOSS                                                     (6,351,000)         (2,789,000)         (3,387,000)         (1,414,000)
                                                           ============        ============        ============        ============
Net loss per share - basic and diluted

    Net loss per share from continuing
    operations                                             $       0.01        $         --        $       0.01        $         --

    Net loss per share from discontinued
    operations                                             $       0.06        $       0.03        $       0.03        $       0.02
                                                           ------------        ------------        ------------        ------------
    Net loss per share                                     $       0.07        $       0.03        $       0.04        $       0.02
                                                           ============        ============        ============        ============
Basic and diluted average common shares
   outstanding                                               86,161,000          85,856,000          86,161,000          85,856,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                             Six Months Ended
                                                                                                    --------------------------------
                                                                                                        July 2,           July 3,
                                                                                                         2005              2004
                                                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                            $  (6,351,000)    $  (2,789,000)
Adjustments to reconcile net loss to net cash (used in) provided by  operating activities:
    Depreciation and amortization                                                                       1,228,000           999,000
    Impairment of fixed assets and other assets                                                           970,000                --
    Amortization of bond discount and deferred financing costs                                             22,000           116,000
    Amortization of deferred gain on sale/leaseback                                                            --           (26,000)
    Changes in operating assets and liabilities:
      (Increase)  in accounts receivable                                                               (1,061,000)         (830,000)
      (Increase) decrease in inventories                                                                 (396,000)          333,000
      (Increase) decrease in prepaid expenses and other assets                                           (233,000)          733,000
      Increase in due to ICC Industries Inc.                                                            2,594,000         1,202,000
      Increase in accounts payable and accrued expenses                                                   889,000           658,000
                                                                                                     -------------    -------------
        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                            (2,338,000)          396,000
                                                                                                     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property, plant and equipment                                                              (139,000)       (1,039,000)
                                                                                                     -------------    -------------

        NET CASH USED IN INVESTING ACTIVITIES                                                            (139,000)       (1,039,000)
                                                                                                     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to ICC Industries Inc.                                                                2,170,000         1,100,000
  Proceeds from equipment financing                                                                       329,000           580,000
  (Repayments) of capital lease obligations                                                              (326,000)       (1,329,000)
  Borrowings of long-term debt                                                                            318,000           406,000
  (Repayments) of long-term debt                                                                          (49,000)         (400,000)
  Proceeds from stock option exercise                                                                          --             28,000
                                                                                                     -------------    -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                                                        2,442,000          385,000
                                                                                                     -------------    -------------

NET (DECREASE) IN CASH                                                                                     (35,000)        (258,000)
CASH, BEGINNING OF PERIOD                                                                                   47,000          360,000
                                                                                                     -------------    -------------

CASH, END OF PERIOD                                                                                  $      12,000    $     105,000
                                                                                                     =============    =============
SUPPLEMENTAL DISCLOSURE OF INTEREST AND TAXES PAID AND
  NON-CASH FINANCING ACTIVITIES:
Interest Paid                                                                                            1,690,000        1,511,000
Income Taxes Paid                                                                                            3,000            8,000
Allocation of debt proceeds to conversion feature                                                    $          --    $     921,000

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      14605 INCORPORATED AND SUBSIDIARIES

Note  1     Description of Company and Basis of Presentation

            Pharmaceutical Formulations, Inc. (the "Company" or "PFI") changed its legal name to 14605 Incorporated on October 19, 2005. This change was made subsequent to the Company's bankruptcy filing (Note
            2). The accompanying unaudited interim financial statements of PFI have been prepared in accordance with accounting principles generally accepted in the United States of America and rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Additionally, these unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that would be necessary, should the Company be unable to continue as a going concern. See Note 2 for further liquidity and going concern discussions and Note 10 for a discussion on asset impairments.

            In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring entries) necessary to present fairly the Company's financial position as of July 2, 2005 and its results of operations for the six and three month periods ended July 2, 2005 and July 3, 2004 and cash flows for the six months ended July 2, 2005 and July 3, 2004.

            The  accounting  policies  followed  by the Company are set forth in
            Note 3 of the Company's consolidated financial statements as contained in the Form 10-K for the year ended January 1, 2005 filed with the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended January 1, 2005.

            The results of operations for the six months and three months ended July 2, 2005 are not necessarily indicative of the results to be expected for any other interim period.

            The accompanying condensed consolidated financial statements include the accounts of 14605 Incorporated and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

            In the accompanying condensed financial statements, certain assets and liabilities of the over-the-counter business that PFI carried out at its Edison, New Jersey manufacturing facility are shown as assets and liabilities held for sale and the related results of operations are shown as discontinued operations for all periods presented. This presentation is due to the sale of the assets and liabilities, as further discussed in Notes 2 and 10.

            The Company is majority owned by ICC Industries Inc. (see Note 5).

            Stock-Based Compensation

            As permitted by SFAS No. 123, "Accounting for Stock- Based Compensation", the Company accounts for stock-based compensation arrangements with employees in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees".

                       14605 INCORPORATED AND SUBSIDIARIES

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

            Had compensation cost for the Company's option plans been determined using the fair value method at the grant dates, the effect on the Company's net loss and loss per share for the six-month and three-month periods ended July 2, 2005 and July 3, 2004 would have been as follows:

                                                                  Six Months Ended                       Three Months Ended
                                                          -------------------------------         ---------------------------------
                                                             July 2,             July 3,             July 2,               July 3,
                                                              2005                2004                2005                  2004
                                                          -----------         -----------         -------------         -----------
Net loss as reported                                      $(6,351,000)        $(2,789,000)          $(3,387,000)        $(1,414,000)

Deduct:  Total stock-based
  employee compensation
  determined under fair value
  method for all awards, net of
  related tax effects                                           7,250              44,000                    --              22,000
                                                          -----------         -----------         -------------         -----------

Proforma net loss                                         $(6,358,250)        $(2,833,000)           (3,387,000)        $(1,436,000)
Basic and diluted loss per share
  As reported                                                  $(0.07)             $(0.03)               $(0.04)             $(0.02)
  Proforma                                                     $(0.07)             $(0.03)               $(0.04)             $(0.02)

The weighted average assumptions used for the periods presented are as follows:

                                      Six Months Ended        Three Months Ended
                                     -------------------     -------------------
                                      July 2,     July 3,     July 2,    July 3,
                                       2005        2004        2005       2004
                                     -------     -------     -------     -------
Risk-free interest                     4.37%       3.65%       4.39%       3.65%
  rate
Expected dividend yield                  --          --          --          --
Expected lives                       5 years     5 years     5 years     5 years
Expected volatility                     126%        140%        126%        140%

            New Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)), which replaced SFAS No. 123, "Accounting for Stock Based Consideration", and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". Among other things, SFAS No. 123(R) eliminates the use of APB 25 and the intrinsic method of accounting, and requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at these fair values. This statement is effective as of the beginning of the first fiscal year that begins after June 15, 2005. The Company does not believe that adoption of this statement will have a material impact on the Company's financial position or results of operations.

                       14605 INCORPORATED AND SUBSIDIARIES

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

Note  2     Financial Results, Liquidity and Going Concern

            As of July 2, 2005, the Company had negative working capital of $36,384,000, an accumulated deficit of $92,009,000 and a stockholders' deficit of $31,926,000. In addition, the Company had net losses of $6,351,000 for the six months ended July 2, 2005 and $3,387,000 for the three months ended July 2, 2005.

            With the Company's less than satisfactory performance in fiscal 2004 (and the first six months of fiscal 2005) and the current deterioration of its business, the level of support from ICC has increased. While ICC committed to fund the Company's operations through March 31, 2006, during the first quarter, ICC requested that the Company consider alternatives to reduce its dependence on ICC for financial support. On April 20, 2005 a Special Committee of the Board was appointed consisting of three independent directors to consider various alternatives, including the possible sale of the Company or its assets.

            During the second quarter, the Company entered into discussions with Leiner Health Products, LLC ("Leiner"), and on July 8, 2005, the Company entered into an asset purchase and sale agreement with Leiner (the "Agreement"). Pursuant to such Agreement, Leiner agreed to buy substantially all of the assets of the Company related to its over-the-counter pharmaceutical business, other than those related to the business conducted by the Company's Konsyl Pharmaceuticals Inc. subsidiary (the "PFI Business") and other scheduled assets, and to assume certain trade payables related solely to the PFI Business. The agreement provided for a purchase price of $23,000,000, subject to certain adjustments, of which $4,000,000 was escrowed pending post-closing calculation of the Company's working capital at closing. Any shortfall at closing in the net working capital of the Company (as defined) below $10,785,000 would result in a dollar-for-dollar reduction in the purchase price; any increase over the target would result in an increase in the purchase price. On signing the Agreement, Leiner made a $750,000 cash deposit which was credited to the purchase price upon closing.

            On July 11, 2005, the Company voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the United States Bankruptcy Code as required under the Agreement. The Company continues to operate its business and manage its properties as a debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The proceedings were captioned In re: PHARMACEUTICAL FORMULATIONS, Debtor (Chapter 11 Case No. 05-11910).

            Debtor-in-possession financing for the bankruptcy proceedings was arranged with the Company's existing senior lenders, led by The CIT Group Business Credit, Inc. Under the terms of the DIP financing, CIT provided a revolving credit facility of up to $14,000,000, subject to certain limitations based on eligible accounts receivable and eligible inventory. ICC provided advances under the facility and loans necessary for the operation of the Company's subsidiary Konsyl Pharmaceuticals Inc. as well

                       14605 INCORPORATED AND SUBSIDIARIES

            as holding a junior participation in an amount equal to all indebtedness due to CIT from Konsyl under the prepetition CIT loan. The interest rate for DIP loan was provided at CIT's base rate plus 2%, with a .5% commitment fee on the unused portions of the line.

            On August 8, 2005, the United States Bankruptcy Court for the District of Delaware issued an order approving the bidding procedures with respect to the proposed sale of assets by the Company to Leiner and approved the expense reimbursement (of up to $375,000) and the break-up fee (reduced from $750,000 to $500,000), payable to Leiner under the conditions described in the Agreement. On August 8, 2005, the court also issued a corrected order authorizing the adoption and implementation of the key employee retention plan.

            The Company consummated its sale pursuant to the Agreement to Leiner as of September 23, 2005. The sale was conducted under Section 363 of the Bankruptcy Code, pursuant to which the assets were sold free and clear of all liens, claims and encumbrances. The sale had been approved by the United States Bankruptcy Court for the District of Delaware on September 20, 2005. The Company's Edison, New Jersey facility was closed after the transition period on November 30, 2005.

            The sales price was $26,628,000, including the assumption of certain trade liabilities of $4,539,000, based on the Company's calculation of working capital of $9,874,000 as of September 23, 2005. The Agreement contains a mechanism for the parties to review this working capital calculation. As of the date of this filing, the final calculation has not been agreed, and any adjustment to this number will result in a corresponding adjustment to the purchase price. The funds, received on September 26, 2005, were used as follows:

                  (1) The following amounts were deposited into various o escrow accounts for the indicated purposes:

                        $4,000,000  pending final working capital calculation

                         2,500,000  payments to workers and court-approved
                                    severance provisions

                         2,547,000  payment of leases due to General Electric

                         2,164,000  payment of leases due to Coach Capital, LLC
                                    and Key Equipment Finance

                  (2) The remainder was remitted to CIT Group Business Credit Inc. ("CIT"). The amount remitted to CIT was in excess of the amount due to CIT, and subsequently, after the amounts had been agreed and approved by the Bankruptcy Court, the remaining funds were released to the Company on November 10, 2005, and used to pay down a DIP financing provided by ICC. From the funds held by CIT, $500,000 was put into an escrow account for administrative charges. After the full repayment to CIT, ICC became, with the Bankruptcy Court's approval, the DIP lender to the Company.

            The Company currently continues to operate Konsyl Pharmaceuticals Inc., which was not part of the sale or the bankruptcy proceedings.

            By certificate of amendment filed with the Delaware Secretary of State on October 19, 2005, the name of the Company was changed to 14605 Incorporated.

            The Company filed a proposed plan of reorganization with the United States Bankruptcy Court, District of Delaware, on November 4, 2005. This plan was amended through January 12, 2006. On January 13, 2006, the Bankruptcy Court approved the disclosure document. The
            Bankruptcy Court set a hearing for February 24, 2006 for plan confirmation. Under the plan, if approved, there will be no distribution to the Company's stockholders. The plan specifies the amounts of payments to be made to the various

                       14605 INCORPORATED AND SUBSIDIARIES

            creditor classes of the Company. General unsecured creditors would receive the lesser of 40% of their allowed claim or a pro rata portion of funds available in the pool for such class, with unsecured creditors (other than the landlord and the holders of litigation claims) being eligible to receive from ICC, an additional 40% of their allowed claim if they consent to a release of liability of ICC. ICC has undertaken to provide the Company, through its DIP financing facility, with the necessary funds to implement the plan of reorganization. Among other things, the plan would result in ICC becoming the sole stockholder of the reorganized company, which will continue to own Konsyl, in consideration of ICC's agreement to waive the right to receive distributions under the plan with respect to its debtor-in-possession advances (approximately $6.4 million), prepetition secured claims (approximately $31 million) and certain other claims and its agreement to make payments to certain creditors of the Company. Upon ICC becoming the sole shareholder, the Company would be required to take such actions as are necessary to terminate the registration of the Company's common stock under the Securities Exchange Act of 1934, at which time the Company would cease to be a reporting company. The disclosure statement will be distributed to the holders of class interests that may be impaired for their acceptance or rejection of the plan. Since no distribution will be made to holders of the Company's stock, such holders are deemed to reject the plan and accordingly no ballot will be provided to such holders.

Note 3      Contingencies

            Bankruptcy - See discussion in Note 2.

            Litigation

            (a) Fiorito vs. PFI

In March 2002, action was brought against the Company in the United States District Court for the Southern District of New York seeking $20 million in damages and $40 million in punitive damages related to the sales of allegedly defective products. The Company's insurer is defending the case at the insurer's cost, and the insurer has tentatively agreed to settle the case for $225,000.

            (b)   Case relating to Max Tesler

In May 1998, the Company brought an action in Middlesex County Superior Court, NJ against one of its former outside corporate counsels seeking damages for conflict of interest, breaches of fiduciary duty and loyalty, negligence and malpractice during its representation of the Company. The action has been sent to binding arbitration, which is expected to commence during the summer or fall of 2006.

            (c)   Apotex Corporation v. PFI

            In July 2000, an action was instituted in the Circuit Court of Cook County, Illinois, against the Company by Apotex Corporation and a related entity. Apotex sought damages for an alleged breach of a contract between Apotex and the Company. Apotex's central allegation in the case was that the Company had agreed to purchase all of its requirements of a certain product from Apotex. Apotex's expert testified that Apotex suffered damages of approximately $3.1 million. At the end of discovery, the Company filed a motion for summary judgment seeking to dismiss all claims. The Company's motion was granted in large part, with the Court holding that the contract did not require the Company to purchase its requirements from Apotex. The remaining counts were stayed and the Court's favorable holding was appealed by Apotex. The Company

                       14605 INCORPORATED AND SUBSIDIARIES

contends that the Court's holding effectively bars all relief, and has argued to the United States Bankruptcy Court for the District of Delaware and that the Company believes that Apotex's claim does not have a material value. That issue is not yet resolved.

      (d)   Susan Stanley v. PFI

This case was filed against the Company in the 274th Judicial District Court, Texas by Ms. Stanley. She alleged that she had suffered a stroke and other injuries as a result of ingesting products sold by the Company. Damages are unspecified. The Company was able to obtain a defense of the case from its supplier, TEVA Pharmaceuticals USA, Inc. TEVA's insurer, XL Insurance Global Risk, has been managing the case and paying all fees and costs. To the best of the Company's knowledge, the Company does not appear to have any responsibility for payment of a settlement or verdict in this matter, because of the TEVA insurance coverage.

      (e)   Other

The Company is a party to various other legal proceedings arising in the normal conduct of its business. Management believes that the final outcome of all current legal matters will not have a material adverse effect upon the Company's financial position or results of operations.

      Environmental Matters

The prior owner of our Edison, New Jersey manufacturing facility, Revco, conducted a soil and groundwater cleanup of such facility, under the New Jersey Industrial Site Recovery Act (ISRA), as administered by the New Jersey Department of Environmental Protection (NJDEP). NJDEP determined that the soil remediation was complete and approved the groundwater remediation plan, subject to certain conditions. Revco began operating a groundwater remediation treatment system in 1995. Although CVS (as the successor to Revco) is primarily responsible for the entire cost of the cleanup, the Company guaranteed the cleanup. In addition, the Company agreed to indemnify the owner of the facility under the terms of the 1989 sale/leaseback. If CVS defaults in its obligations to pay the cost of the clean-up, and such costs exceed the amount of the bond posted by Revco, the Company may be required to make payment for any cleanup.

Note 4 Inventories

            Inventories consist of the following:

                                               July 2, 2005      January 1, 2005
                                              ---------------    ---------------
Raw materials                                 $       657,000    $       757,000
Finished goods                                        690,000            713,000
                                              ---------------    ---------------
                                              $     1,347,000    $     1,470,000
                                              ===============    ===============

Note 5      Related Party Transactions

            As of July 2, 2005, ICC owned a total of 74,488,835 shares of the Company's common stock, representing approximately 86.5% of the total number of shares outstanding on that date. The following additional transactions with ICC are reflected in the consolidated financial statements as of July 2, 2005 and July 3, 2004 or for the six and three months ended July 2, 2005 and July 3, 2004:

                       14605 INCORPORATED AND SUBSIDIARIES

                            Six Months Ended             Three Months Ended
                      ---------------------------   ---------------------------
                      July 2, 2005   July 3, 2004   July 2, 2005   July 3, 2004
                      ------------   ------------   ------------   ------------
Inventory purchases   $  1,288,000   $  4,210,000   $    448,000   $  2,344,000

Interest charges         1,001,000        569,000        548,000        293,000

                                                               As of
                                                   -----------------------------
                                                   July 2, 2005     July 3, 2004
                                                   ------------     ------------
Accounts payable                                   $ 13,215,000     $  9,916,000
Note payable                                         25,084,000       22,759,000

Note 6      Debt

            CIT Debt

            As of July 2, 2006, the Company had a revolving credit facility with CIT, as amended, which was secured by accounts receivable and inventory, which was due to expire on December 31, 2006.

            As of January 1, 2005, January 29, 2005, February 26, 2005, and April 2, 2005, the Company was in violation of certain financial covenants (specifically the minimum tangible net worth, EBITDA, and the maximum accounts payable covenants) and other provisions within its agreement with CIT as amended. The Company has obtained a waiver dated April 15, 2005 from CIT waiving such identified events of default under the financing agreement through April 2, 2005. The Company did not calculate its covenants at July 2, 2005. The Company did not request nor receive a waiver from CIT for any events of default after April 2, 2005.

            As of July 2, 2005, all debt with CIT is classified as current liabilities. As discussed in Note 2, CIT became the Company's DIP lender after the bankruptcy, and CIT was paid in full on September 26, 2005 (which included amounts in excess of amounts owed). The Company and CIT formalized repayment provisions in the Agreement, which released CIT from all of its obligations towards the Company. The Agreement was submitted to the Bankruptcy Court, and the Bankruptcy Court approved the Agreement, which included mutual releases between the parties. On November 10, 2005, under the Agreement, CIT returned to the Company amounts it was holding in excess of the amounts due to CIT.

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

                      14605 INCORPORATED AND SUBSIDIARIES

            was payable  monthly at 1% above the prime rate (6.75% at January 1,
            2005).  The  Company  did  not  make  the  principal   payments  due
            commencing in January 2005.

            Effective March 31, 2005, the Company further modified its term loan and security agreement with ICC to extend the final due date for the loan from January 31, 2006 to April 30, 2006. The loan principal under this agreement was $24,824,000 as of March 31, 2005. Principal payments are now due commencing in April 2005 at $300,000 per month and in increasing amounts thereafter of $325,000, $350,000 or $375,000 per month with a final payment of $20,774,000 due in April 2006. Interest is payable monthly at 1% above the prime rate (7.25% at June 30, 2005). The Company did not make the principal payments due commencing in April 2005.

            The loan, as amended, is secured by a secondary security interest in all of the Company's assets. Additionally, the agreement with ICC contains certain negative covenants, including a cross-default provision regarding default in payment of principal of or interest on any other indebtedness for borrowed money owed by PFI or default in the performance of observance of the terms of any instrument pursuant to which such indebtedness was created or secured, the effect of which default is to cause or permit any holder of any such indebtedness to cause the same to become due prior to its stated maturity (and whether or not such default is waived by the holder thereof).

            As of July 2, 2005, all debt due to ICC is classified as current liabilities, as the due date of the note is April 30, 2006, and due to the cross-default provisions in the agreement which were not waived.

            Other Debt and Capital Lease Obligations

            The Company's other debt and capital lease obligations have been classified as current liabilities as of July 2, 2005, due to the defaults with the senior lenders and ICC.

            Konsyl debt

            As of July 2, 2005 Konsyl had an amount due to CIT of $1,250,000, which was included in long-term liabilities. Although Konsyl was in violation of the same covenants discussed above, such debt was subsequently refinanced in November 2005 with a short -term note due ICC, which was amended in February 2006 to reflect a due date of January 1, 2007. Under SFAS 6 short-term obligations that are expected to be refinanced may be classified as long-term if the refinancing is long-term, the full principal amount is refinanced, and there are no covenants that the Company is expected to fail within a year.

Note 7      Major Customers

            Sales to customers which represented more than 10% of consolidated gross sales in the six and three months ended July 2, 2005 and July 3, 2004, as a percentage of gross sales, were as follows:

                                          Six Months Ended    Three Months Ended
                                         ------------------   ------------------
                                         July 2,    July 3,   July 2,   July 3,
               Customer                   2005       2004      2005      2004
                                         -------    -------   -------   -------
        Wal-Mart                           22%        21%       21%       19%

As of July 2, 2005 and July 3, 2004, Wal-Mart represented 11.4% and 16.5% of net accounts receivable, respectively. Sales to customers outside the United States were $842,000 and $447,000 for the six and three

                       14605 INCORPORATED AND SUBSIDIARIES

            months ended July 2, 2005, respectively. For the six and three months ended July 3, 2004, they were $833,000 and $599,000, respectively.

Note 8      Dilutive Securities

            As of July 2, 2005 and July 3, 2004, the Company had options and warrants outstanding that were not considered in diluted loss per share because the effect would be antidilutive as the Company has losses in all periods presented.

            The following summarizes the options and warrants outstanding as of the dates indicated:

                                                    July 2, 2005     July 3,2004
                                                    ------------     -----------
Options                                               2,202,000       2,798,750
Warrants                                              1,310,000       1,310,000
                                                      ---------       ---------

Total                                                 3,512,000       4,108,750
                                                      =========       =========

            As of July 3, 2004, the conversion of the Company's convertible debentures would have resulted in the issuance of 3,683,000 shares. Such debentures were not considered in diluted loss per share because the effect would be antidilutive.

Note 9      Stock Option Plan

            During the three and six months ended July 2, 2005, no options were granted under the 2004 Plan and no options were exercised.

Note 10     Discontinued Operations

            As discussed in Note 2, during the second quarter, the Company entered into discussions with Leiner Health Products, LLC ("Leiner"), and on July 8, 2005, the Company entered into an asset purchase and sale agreement with Leiner (the "Agreement"). Pursuant to such Agreement, Leiner agreed to buy substantially all of the assets of the Company related to its over-the-counter pharmaceutical business, other than those related to the business conducted by the Company's Konsyl Pharmaceuticals Inc. subsidiary (the "PFI Business") and other scheduled assets, and to assume certain trade payables related solely to the PFI Business.

            In accordance with the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-lived Assets", the results of operations of the PFI Business carried out in its plant in Edison, New Jersey for the current and prior periods have been reported as discontinued operations. In addition, the assets sold and liabilities assumed have been reclassified as held for sale in the consolidated balance sheets at July 2, 2005 and January 1, 2005. Additionally the Company evaluated its long-lived assets for impairment as of July 2, 2005, and recorded an impairment charge of $970,000 (after-tax of $630,000)

                       14605 INCORPORATED AND SUBSIDIARIES

            to reflect a loss from impairment. The amount of the impairment loss was measured based on the expected value realized on such assets from the sale to Leiner. Interest expense included in discontinued operations consists of interest on debt that will be repaid from proceeds of the sale to Leiner. The PFI Business manufactured over-the-counter generic pharmaceuticals. The operating results for the PFI business are summarized as follows:

                                                                     Six Months Ended                      Three Months Ended
                                                              -------------------------------       -------------------------------
                                                                 July 2,            July 3,            July 2,            July 3,
                                                                  2005               2004               2005               2004
                                                              -------------------------------       -------------------------------
REVENREVENUES
  Gross sales                                                 $ 29,702,000       $ 32,008,000       $ 15,897,000       $ 15,672,000
  Less: Sales discounts and allowances                           1,083,000          1,040,000            573,000            566,000
                                                              ------------       ------------       ------------       ------------
         NET SALES                                              28,619,000         30,968,000         15,324,000         15,106,000
                                                              ------------       ------------       ------------       ------------

COST AND EXPENSES
  Cost of goods sold                                            27,489,000         28,486,000         14,467,000         14,046,000
  Selling, general and administrative                            7,038,000          5,654,000          3,246,000          2,779,000
  Research and development                                         142,000            148,000             82,000             77,000
  Bankruptcy & Other Costs                                         354,000                 --            354,000                 --
  Impairment of fixed assets and other assets                      970,000                 --            970,000                 --
                                                              ------------       ------------       ------------       ------------
                                                                35,993,000         34,288,000         19,119,000         16,902,000
                                                              ------------       ------------       ------------       ------------

         LOSS FROM OPERATIONS                                   (7,374,000)        (3,320,000)        (3,795,000)        (1,796,000)
                                                              ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE)
  Interest expense                                                (663,000)          (955,000)          (368,000)          (513,000)
  Other                                                             25,000            217,000             25,000            300,000
                                                              ------------       ------------       ------------       ------------
                                                                  (638,000)          (738,000)          (343,000)          (213,000)
                                                              ------------       ------------       ------------       ------------

         LOSS BEFORE INCOME TAX BENEFIT                         (8,012,000)        (4,058,000)        (4,138,000)        (2,009,000)
INCOME TAX BENEFIT                                               2,827,000          1,415,000          1,466,000            706,000
                                                              ------------       ------------       ------------       ------------

LOSS OF DISCONTINUED OPERATIONS, NET OF TAX
   EFFECT                                                       (5,185,000)        (2,643,000)        (2,672,000)        (1,303,000)
                                                              ============       ============       ============       ============

                       14605 INCORPORATED AND SUBSIDIARIES

      The assets and liabilities of the PFI Business that are included in assets held for sale and in liabilities held for sale are as follows:

                                                 July 2, 2005    January 1, 2005
                                               ---------------------------------
Assets held for sale:
Accounts receivable, net                       $     9,289,000   $     8,395,000
Inventories, net                                    10,011,000         9,492,000
Property, plant and equipment, net                  10,412,000        12,041,000
                                               ---------------------------------
Total assets                                        29,712,000        29,928,000
                                               =================================
Liabilities held for sale:
Accounts payable                                     4,539,000         4,539,000
                                               ---------------------------------
Total liabilities                                    4,539,000         4,539,000
                                               =================================

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

            Pharmaceutical Formulations, Inc. ("the Company" or "we", or "us" or "our") changed its legal name to 14605 Incorporated on October 19, 2005. This change was made subsequent to the Company's bankruptcy filing (see Liquidity and Note 2 of the notes to the condensed consolidated financial statements.

                              RESULTS OF OPERATIONS

            The Company has only one area of ongoing business Konsyl and references to "the company" means the operations of Konsyl. Results of operations of the PFI Business have been included in discontinued operations for all periods presented.

            Gross Sales

            The Company's gross sales for the six months ended July 2, 2005 were $5,015,000 as compared to $5,480,000 in the comparable period in the prior year, a decrease of $465,000 or 8.5%. This decrease in gross sales was primarily due to modest reductions in export sales, combined with lower sales of the Company's branded products.

            The Company's gross sales for the three months ended July 2, 2005 were $2,572,000 as compared to $2,912,000 in the comparable period in the prior year, a decrease of $340,000 or 11.7%. This decrease in gross sales for the quarter was due to lower export sales.

            Net Sales

            The Company's net sales for the six months ended July 2, 2005 were $4,281,000, as compared to $5,278,000 in the comparable period in the prior fiscal year, a decrease of $997,000 or 18.9%. This decrease in net sales was due to higher discounts due to promotional activity and product returns, modest reductions in export sales, and lower sales of the Company's branded products.

                       14605 INCORPORATED AND SUBSIDIARIES

            The Company's net sales for the three months ended July 2, 2005 were $1,964,000 as compared to $2,779,000 in the comparable period in the prior fiscal year, a decrease of $815,000 or 29.3%. This decrease in net sales was due to higher discounts due to promotional activity and product returns and lower export sales.

            Discounts, Returns and Allowances

            The Company's sales discounts, returns and allowances as a percentage of gross sales in the six months ended July 2, 2005 was 14.6% as compared to 3.7% in the comparable period in the prior year. The Company's dollar increase, year to year, was $532,000 resulting from increased promotional programs and higher than usual product returns.

            The Company's sales discounts, returns and allowances as a percentage of gross sales in the three months ended July 2, 2005 was 23.6% as compared to 4.6% in the comparable period in the prior year. The Company's dollar increase, year to year, was $475,000 resulting from increased promotional programs and higher than usual product returns.

            Cost of Sales

            The Company's cost of sales as a percentage of net sales was 62.3% for the six months ended July 2, 2005 as compared to 51.8% in the prior year period. The increase was due to unfavorable product mix and the additional discounts and allowances noted above.

            The Company's cost of sales as a percentage of net sales was 71.0% for the current three-month period as compared to 52.6% in the prior period The increase was due to unfavorable product mix and the additional discounts and allowances noted above.

            Selling, General and Administrative

            The Company's selling, general and administrative expenses were $2,379,000 or 55.6% of net sales for the six months ended July 2, 2005 as compared to $2,030,000 or 38.5% of net sales in the prior year period, an increase of $349,000 or 17.2%. This increase was due to higher advertising and promotional expenses for new and existing products.

            The Company's selling, general and administrative expenses were $1,103,000 or 56.2% of net sales for the three months ended July 2, 2005 as compared to $1,029,000 or 37.0% of net sales in the prior year period, an increase of $74,000 or 7.2%. The increase in selling, general and administrative expenses for the six and three month periods was primarily due to additional promotional activity.

            Interest Expense

            Interest expense was $1,063,000 for the six months ended July 2, 2005 as compared to $617,000 for the prior year period. Interest expense was $582,000 for the three months ended

                      14605 INCORPORATED AND SUBSIDIARIES

            July 2, 2005 as compared to $318,000 for the prior year period. The increase in interest expense in the six month period was primarily attributable to an increase in amounts due to ICC due both to increased principal amount of borrowings and increases in the prime rate on which these loans are based.

            Taxes

            We file a consolidated tax return with ICC Industries Inc., our majority shareholder. In accordance with a tax sharing agreement between the two companies, we will be reimbursed for the federal tax savings generated from ICC's use of our losses. In addition, the agreement provides for an allocation of the group's tax liability, based upon the ratio that each member's contribution of taxable income bears to the consolidated taxable income of the group. In connection with this tax sharing agreement, we recorded a federal tax benefit of $661,000 on the continuing activity and $2,827,000 on the discontinued operations, for a total of $3,488,000 for the six months ended July 2, 2005, and a federal tax benefit of $88,000 on the continuing activity and $1,415,000 on the discontinued operations, for a total of $1,503,000 for the six months ended July, 3 2004. The tax benefit was $400,000 on the continuing activity and $1,466,000 on the discontinued operations, for a total of $1,866,000 for the three months ended July 2, 2005, as compared to $49,000 on the continuing activity and $706,000 on the discontinued operations, for a total of $755,000 for the comparable prior year period. The tax benefits include both the continuing and discontinued operations.

            Loss

            The Company reported a net loss of $6,351,000 or $.07 per share for the six months ended July 2, 2005 as compared to a net loss of $2,789,000 or $.03 per share in the prior year period. The Company reported a net loss of $3,387,000 or $.04 per share for the three months ended July 2, 2005 as compared to a net loss of $1,414,000 or $.02 per share in the prior year period.

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

                       14605 INCORPORATED AND SUBSIDIARIES

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

            Commitments:

            As of July 2, 2005, our commitments are as follows:

                         Operating
                           Lease      Capital Lease    Long-Term
Fiscal year:            Obligations   Obligations(1)    Debt(2)          Total
--------------------------------------------------------------------------------
2005                    $   997,000    $   412,000    $ 5,355,000    $ 6,764,000
2006                      1,964,000        797,000     36,194,000     38,955,000
2007                      1,964,000        717,000      1,864,000      4,545,000
2008                      1,856,000        551,000         96,000      2,503,000
2009                      1,764,000        358,000             --      2,122,000
Thereafter               17,052,000          7,000             --     17,059,000
--------------------------------------------------------------------------------
Total
Payments                $25,597,000    $ 2,842,000    $43,509,000    $71,948,000
================================================================================

(1) Amounts include principal payments of $2,544,000 and interest payments of $298,000.

(2)   Includes note payable amounts due to ICC Industries Inc. of $25,084,000.

                         LIQUIDITY AND CAPITAL RESOURCES

            As of July 2, 2005, we had negative working capital of $36,384,000, an accumulated deficit of $92,009,000 and a stockholders' deficit of $31,926,000. In addition, we had net losses of $6,351,000 for the six months ended July 2, 2005 and $3,387,000 for the three months ended July 2, 2005. In view of these matters, realization of a major portion of our assets is dependent upon our ability to meet our financing requirements and the success of our future operations.

            With our less than satisfactory performance in fiscal 2004 (and the first six months of fiscal 2005) and the current deterioration of our business, the level of support from ICC has increased. While ICC committed to fund our operations through March 31, 2006, during the first quarter, ICC requested that we consider alternatives to reduce our dependence on ICC for financial support. On April 20, 2005 a Special Committee of the Board was appointed consisting of three independent directors to consider various alternatives, including the possible sale of our company or our assets.

                       14605 INCORPORATED AND SUBSIDIARIES

            During the second quarter, we entered into discussions with Leiner Health Products, LLC ("Leiner"), and on July 8, 2005, we entered into an asset purchase and sale agreement with Leiner (the "Agreement"). Pursuant to such Agreement, Leiner agreed to buy substantially all of the assets of our business related to its over-the-counter pharmaceutical business, other than those related to the business conducted by our Konsyl Pharmaceuticals Inc. subsidiary (the "PFI Business") and other scheduled assets, and to assume certain trade payables related solely to the PFI Business. The agreement provided for a purchase price of $23,000,000, subject to certain adjustments, of which $4,000,000 was escrowed pending post-closing calculation of our working capital at closing. Any shortfall at closing in our net working capital (as defined) below $10,785,000 would result in a dollar-for-dollar reduction in the purchase price; any increase over the target would result in an increase in the purchase price. On signing the Agreement, Leiner made a $750,000 cash deposit which was credited to the purchase price upon closing.

            On July 11, 2005, we voluntarily filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware under Chapter 11 of the United States Bankruptcy Code as required under the Agreement. We continue to operate our business and manage our properties as a debtor-in-possession pursuant to Sections 1107(a) and 1108 of the Bankruptcy Code. The proceedings were captioned In re: PHARMACEUTICAL FORMULATIONS, Debtor (Chapter 11 Case No. 05-11910).

            Debtor-in-possession financing for the bankruptcy proceedings was arranged with our existing senior lenders, led by The CIT Group Business Credit, Inc. Under the terms of the DIP financing, CIT provided a revolving credit facility of up to $14,000,000, subject to certain limitations based on eligible accounts receivable and eligible inventory. ICC provided advances under the facility and loans necessary for the operation of our subsidiary Konsyl Pharmaceuticals Inc. as well as holding a junior participation in an amount equal to all indebtedness due to CIT from Konsyl under the prepetition CIT loan. The interest rate for DIP loan was provided at CIT's base rate plus 2%, with a .5% commitment fee on the unused portions of the line.

            On August 8, 2005, the United States Bankruptcy Court for the District of Delaware issued an order approving the bidding procedures with respect to the proposed sale of assets by us to Leiner and approved the expense reimbursement (of up to $375,000) and the break-up fee (reduced from $750,000 to $500,000), payable to Leiner under the conditions described in the Agreement. On August 8, 2005, the court also issued a corrected order authorizing the adoption and implementation of the key employee retention plan.

            We consummated the sale pursuant to the Agreement to Leiner as of September 23, 2005. The sale was conducted under Section 363 of the Bankruptcy Code, pursuant to which the assets were sold free and clear of all liens, claims and encumbrances. The sale had been approved by the United States Bankruptcy Court for the District of Delaware on September 20, 2005. Our Edison, New Jersey facility was closed after the transition period on November 30, 2005.

            The sales price was $26,628,000, including the assumption of certain trade liabilities of $4,539,000, based on our calculation of working capital of $9,874,000 as of September 23, 2005. The Agreement contains a mechanism for the parties to review this working capital calculation. As of the current date, the final calculation has not been agreed, and any adjustment to this number will result in a corresponding adjustment to the purchase price. The funds, received on September 26, 2005, were used as follows:

                       14605 INCORPORATED AND SUBSIDIARIES

            The following amounts were deposited into various escrow accounts for the indicated purposes:

            $4,000,000  pending final working capital calculation

            2,500,000   payments   to  workers  and   court-approved   severance
                        provisions

            2,547,000   payment of leases due to General Electric

            2,164,000   payment  of  leases  due to Coach  Capital,  LLC and Key
                        Equipment Finance

            The remainder was remitted to CIT Group Business Credit Inc. ("CIT"). The amount remitted to CIT was in excess of the amount due to CIT, and subsequently, after the amounts had been agreed and approved by the Bankruptcy Court, the remaining funds were released to the Company on November 10, 2005, and used to pay down a DIP financing provided by ICC. From the funds held by CIT, $500,000 was put into an escrow account for administrative charges. With the full repayment to CIT, ICC became, with the Bankruptcy Court's approval, our DIP lender.

            We filed a proposed plan of reorganization with the United States Bankruptcy Court, District of Delaware, on November 4, 2005. This plan was amended through January 12, 2006. On January 13, 2006, the Bankruptcy Court approved the disclosure document. The Bankruptcy Court set a hearing for February 24, 2006 for plan confirmation. Under the plan, if approved, there will be no distribution to our stockholders. The plan specifies the amounts of payments to be made to our various creditor classes. General unsecured creditors would receive the lesser of 40% of their allowed claim or a pro rata portion of funds available in the pool for such class with unsecured creditors (other than the landlord and the holders of litigation claims) being eligible to receive from ICC Industries Inc., our largest stockholder, an additional 40% of their allowed claim if they consent to a release of liability of ICC. ICC has undertaken to provide to us, through its DIP financing facility, with the necessary funds to implement the plan of reorganization. Among other things, the plan would result in ICC becoming the sole stockholder of the reorganized company, which will continue to own our wholly-owned subsidiary Konsyl Pharmaceuticals, Inc., in consideration of ICC's agreement to waive the right to receive distributions under the plan with respect to its debtor-in-possession advances (approximately $6.4 million), prepetition secured claims (approximately $31 million) and certain other claims and its agreement to make payments to certain of our creditors. Upon ICC becoming the sole shareholder, we would be required to take such actions as are necessary to terminate the registration of our common stock under the Securities Exchange Act of 1934, at which time we would cease to be a reporting company. The disclosure statement will be distributed to the holders of class interests that may be impaired for their acceptance or rejection of the plan. Since no distribution will be made to holders of our stock, such holders are deemed to reject the plan and accordingly no ballot will be provided to such holders.

            Cash decreased by $35,000 during the six months ended July 2, 2005.

            Total cash used in operating activities was $2,338,000 for the six months ended July 2, 2005. This was attributable to a net loss of $6,351,000, an increase in prepaid expenses and other assets of $233,000, an increase in inventories of $396,000, an increase in accounts receivable of $1,061,000 partially offset by non-cash charges of $1,228,000 for depreciation and amortization, a non-cash charge for $970,000 for the impairment of fixed assets and other assets related to the PFI business, an increase in accounts payable and accrued expenses of $889,000 and an increase in due to ICC of $2,594,000.

                       14605 INCORPORATED AND SUBSIDIARIES

            Net cash used in investing activities for the six months ended July 2, 2005 was $139,000, attributable to expenditures for capital equipment.

            Net cash provided by financing activities for the six months ended July 2, 2005 was $2,442,000 due to equipment financing of $329,000, an increase in due to ICC of $2,170,000 and long term debt of $318,000, partially offset by repayments of long term debt of $49,000 and capital lease obligations of $326,000.

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            PFI would be adversely affected by an increase in interest rates. Each 1% change in the prime rate will change the Company's annual interest expenditures by approximately $400,000, based on current levels of borrowing and related base interest rates.

ITEM 4      CONTROLS AND PROCEDURES

            We have carried out an evaluation under the supervision of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 2, 2005, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is assembled and reported to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

            We considered these matters in connection with the quarter-end closing process and the preparation of the consolidated financial statements for the quarter ended July 2, 2005 included in this Form 10-Q and believe that the concerns identified by our auditors have not impaired or prevented our ability to report accurately our financial condition and results of operations for the periods covered by this report, and further, that the new staff appointed in the financial area, as noted below, have addressed both of the concerns expressed by Grant Thornton LLP.

            On June 10, 2005, Mr. Ernie Toth, the then Chief Financial Officer, left the Company. The Controller left the Company on July 29, 2005, and the Controller for Konsyl left the Company on August 31, 2005. On June 14, 2005, the Company engaged the services of Executive Sounding Board Associates Inc. of Philadelphia, Pennsylvania ("ESB"), and appointed Mr. Robert D. Katz, Managing Director of ESB, as its Interim Chief Financial Officer. Assisting Mr. Katz was Mr. Christopher O'Callaghan, also an employee of ESB, to carry out the duties related to the bankruptcy and other financial matters.

                       14605 INCORPORATED AND SUBSIDIARIES

            In addition to those hirings, in August 2005, the Company appointed a new Controller and a new Controller for Konsyl. The Company believes that these new appointments have assisted the Company in addressing Grant Thornton LLP's concerns, as noted above.

                            PART II OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

            See Note 3 to Notes to Condensed Consolidated Financial Statements.

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            As of January 1, 2005, January 29, 2005, February 26, 2005, and April 2, 2005, the Company was in violation of certain financial covenants (specifically the minimum tangible net worth, EBITDA, and the maximum accounts payable covenants) and other provisions within its agreement with CIT as amended. The Company has obtained a waiver dated April 15, 2005 from CIT waiving such identified events of default under the financing agreement through April 2, 2005. The Company did not calculate its covenants at July 2, 2005, but believes that they were not in compliance with the same covenants identified above as of such date. The Company did not request nor receive a waiver from CIT for any events of default after April 2, 2005.

            See Notes, 2 and 6 to Notes to Condensed Consolidated financial statements.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

            None

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

ITEM 6      EXHIBITS

                       14605 INCORPORATED AND SUBSIDIARIES

33 Certifications of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

34 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                       14605 INCORPORATED AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               14605 INCORPORATED
                               ------------------
                                  (REGISTRANT)

Date: February 21, 2006                 By: /s/ James Ingram
                                            ------------------------------------
                                            James Ingram
                                            Chairman and Chief Executive Officer
                                            (Principal  Executive Officer)

Date: February 21, 2006                 By: /s/ Robert D. Katz
                                            ------------------------------------
                                            Robert D. Katz
                                            Interim Chief Financial Officer
                                            (Principal Accounting Officer)

                       14605 INCORPORATED AND SUBSIDIARIES

                                  EXHIBIT INDEX

33 Certifications of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

34 Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    EXHIBIT 10.1

                             [SEE DOC. NO.70226484 ]

                                                                    EXHIBIT 10.2

                            [SEE DOC. NO. 70226049]